Form 10-K405
period 2000-12-31
MONROE BANCORP
filed 2001-03-29
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2000    Commission file number 000-31951

                                 MONROE BANCORP
                                 --------------
             (Exact name of registrant as specified in its charter)

            Indiana                                      35-1594017
            -------                                      ----------
  (State or other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                  Identification Number)

              210 East Kirkwood Avenue, Bloomington, Indiana 47408
              ----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

               Registrant's telephone number including area code:
                                 (812) 336-0201
                                 --------------

Securities Registered Pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities Registered Pursuant to
Section 12(g) of the Act:  Common Shares, No Par Value
                           ---------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] The registrant has been subject to such filing requirements since January 5, 2001.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $41,001,615 on March 16, 2001.

As of March 16, 2001 there were 6,150,240 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         Part of Form 10-K
              Documents                               Into Which Incorporated
              ---------                               -----------------------

2000 Annual Report to Shareholders                            Part II

Definitive Proxy Statement for Annual Meeting
       of Shareholders to be held April 26,2001               Part III

FORM 10-K TABLE OF CONTENTS
                                                                      Form 10-K
                                                                     Page Number
Part I

           Item 1 - Business...............................................  3

           Item 2 - Properties............................................. 32

           Item 3 - Legal Proceedings...................................... 33

           Item 4 - Submissions of Matters to a Vote of Security Holders... 33


Part II

           Item 5 - Market for the Registrant's Common Equity and
                    Related Shareholder Matters............................ 33

           Item 6 - Selected Financial Data................................ 33

           Item 7 - Management's Discussions and Analysis of Financial
                    Condition and Results of Operations.................... 33

           Item 7A - Quantitative and Qualitative Disclosures about
                     Market Risk........................................... 33

           Item 8 - Financial Statements and Supplementary Data............ 34

           Item 9 - Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosures................... 34

Part III

           Item 10 - Directors and Executive Officers of the Registrant.... 34

           Item 11 - Executive Compensation................................ 34

           Item 12 - Security Ownership of Certain Beneficial
                     Owners and Management................................. 34

           Item 13 - Certain Relationships and Related Transactions........ 35

Part IV

           Item 14 - Exhibits, Financial Statements Schedules, and
                     Reports on Form 8-K................................... 35

Signatures................................................................. 37

                                     PART I


ITEM 1.          BUSINESS.

                                     General

 Monroe Bancorp (the "Company") is a one-bank holding company formed under Indiana law in 1984. At December 31, 2000, on a consolidated basis the Company had total assets of $441.8 million and total deposits of $343.0 million. The Company holds all of the outstanding stock of Monroe County Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, with its primary office located in Bloomington, Indiana, conducts business from fourteen locations in Monroe, Jackson and Lawrence Counties, Indiana. Approximately 85% of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. As of December 31, 2000, the Bank had 174 full-time equivalent employees. As a community bank, management believes that the Bank must continue to promote community involvement and leadership among Bank employees.

The Bank is a traditional community bank which provides a variety of financial services to its customers, including:

o    accepting deposits;
o    making commercial, mortgage and installment loans;
o originating fixed rate residential mortgage loans for sale into the secondary market;
o    providing personal and corporate trust services;
o    providing investment advisory and brokerage services; and
o    providing fixed annuities and other insurance products.

The majority of the Bank's revenue is derived from interest and fees on loans and investments, and the majority of its expense is interest paid on deposits and general and administrative expenses related to its business.

Bank Goals
The Bank's business plan sets forth the following goals:

o Increase non-interest sources of income generated by the Bank's Financial Management Services area, which consists of the Bank's Trust area, Asset Management area, Brokerage Services and branch-based annuity and mutual funds sales.
o Establish two branch locations in eastern Hendricks County (which is adjacent to Marion County and the Indianapolis area) in 2001.
o    Maintain asset quality.
o Maintain or increase its market share in the Bank's primary market area through competitive pricing and marketing and an emphasis on service.
o    Continue to utilize technology to enhance efficiency where appropriate.

As indicated above, one of the Bank's goals is to grow the Financial Management Services area. During 1999 and 2000, the Bank hired seven new employees in this area, increasing the total number of employees employed by the Bank in this area to 15. In addition, during 1999 and 2000, eight employees of the Bank obtained the necessary licenses to sell mutual funds and variable rate annuities, and 25 employees obtained the necessary licenses to sell fixed annuities.

The targeted new market in eastern Hendricks County is within approximately a one-hour drive from the Bank's main office. The Bank does not anticipate that it will purchase real estate or build traditional branch offices in this market; instead, the Bank plans to lease approximately 2,000 to 2,500 square feet for each of the proposed branches. Management anticipates that the average cost for furniture, fixture, and equipment and the leasehold improvement for each of these branch locations will be approximately $300,000, with an annual lease expense of approximately $30,000 per year. Management does not expect to sign a lease for any location until the Bank has hired an individual from within the market to lead the Bank's business development initiatives at that location. The Bank has engaged an executive search firm to assist it in locating and hiring the desired individuals for this purpose. There can be no assurances that the Bank will be successful in hiring an individual to lead the Bank's business development initiatives in the market or that it will be able to sign a lease at the desired location in the market.

Even though the Bank anticipates that it will be entering new markets, management will not compromise the Bank's loan underwriting standards in order to make loans in these new markets. The Bank will utilize its existing loan underwriting standards and policies and procedures at all Bank locations. In the new markets the Bank will seek to attract customers who will maintain checking accounts in excess of $10,000 and who will purchase certificates of deposit in excess of $25,000 by competitively pricing the Bank's existing products and services.

The Bank has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. All FDIC insured deposits held by financial instituions in Monroe County grew by $200.1 million, or 21.9%, during the six-year period between June 30, 1994 and June 30, 1999. The Bank was able to grow its deposit market share from 20.7% to 29.2%. Like many financial institutions, this growth in deposits has not kept pace with the Bank's growth in loans. The Bank has addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and is prepared to secure longer term advances from the Federal Home Loan Bank of Indianapolis (FHLBI) as interest rates become more favorable.

The Bank, like many financial institutions, believes that it is possible to utilize technology to enhance customer satisfaction. The Bank began offering its Internet banking service in 1999, which provides customer account information and cash management features.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

Competition
The Bank's market area is highly competitive. In addition to competition from commercial banks (including certain larger regional banks) and savings associations, the Bank also competes with numerous credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices and other providers of financial services.

                           Regulation and Supervision
                           --------------------------

Both the Company and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Federal Reserve Board (the "FDIC") and the Indiana Department of Financial Institutions (the "DFI"). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

Monroe Bancorp
The Bank Holding Company Act. Because the Company owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

Investments, Control, and Activities. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than 5% of the voting shares of a bank (unless it already owns or controls the majority of such shares).

Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on the activities of such nonbanking-related activities.

The Company does not currently plan to engage in any activity other than owning the stock of the Bank.

Dividends. The Federal Reserve's policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Source of Strength. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so.

Monroe County Bank
General Regulatory Supervision. The Bank is an Indiana-chartered banking corporation subject to examination by the DFI. The DFI and the FDIC regulate or monitor virtually all areas of the Bank's operations. The Bank must undergo regular on site examinations by the FDIC and DFI and must submit annual reports to the FDIC and the DFI.

Lending Limits. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of the bank's capital and unimpaired surplus.

Deposit Insurance. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and we may not be able to pass these costs on to our customers.

Transactions with Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must:

o be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and
o not involve more than the normal risk of repayment or present other unfavorable features.

Dividends. Under Indiana law, the Bank may pay dividends from its undivided profits in an amount declared by its Board of Directors, subject to prior approval of the DFI if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year's "net profits" and retained "net profits" for the previous two calendar years.

Federal law generally prohibits the Bank from paying a dividend to the Company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

Branching and Acquisitions. Branching by the Bank requires the prior approval of the FDIC and the DFI. Under current law, Indiana chartered banks may establish branches throughout the state and in other states. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch.

Community Reinvestment Act. The Community Reinvestment Act requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories of 0%, 20%, 50%, or 100%, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either is subject to higher capital requirements.

The federal bank regulatory authorities have also implemented a leverage ratio to supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2000, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
     o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
     o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
     o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
     o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
     o rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

     The deposit operations of the Bank also are subject to the:

     o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
     o Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.

Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain "institution-affiliated parties," including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

Recent Legislative Developments. Financial Modernization Legislation: The Gramm Leach Bliley Act. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

     (i) allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

     (ii) allows insurers and other financial services companies to acquire banks and thrifts;

     (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

     (iv) establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve Broad that it elects to be a "financial holding company". In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

The Gramm-Leach-Bliley Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including the Bank, from disclosing nonpublic personal financial information to third parties unless customer have the opportunity to "opt out" of the disclosure.

The Company does not believe that the Gramm-Leach-Bliley Act will have any immediate, material impact on its operations. However, to the extent that the Gramm-Leach-Bliley Act permits commercial banks, securities firms and insurance companies to affiliate, the Act may have the effect of increasing the amount of competition that the Company faces from other companies offering financial products, many of which may have substantially more financial resources.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Forward Looking Statements
Some of the information in this Form 10-K includes forward-looking statements concerning the intent, belief, outlook, estimate or expectations of the Company and its subsidiaries, its directors, or its officers primarily with respect to future events or the future operations, performance, financial condition and likelihood of success of the Company and the Bank. You can identify these statements by use of terms such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," "will" or similar words. These forward-looking statements are not guarantees of future events or performance and are based upon assumptions rather than historical or current facts. The forward looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements. The factors which could cause a difference between actual results and those in the forward looking statements include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Statistical Data.

           Selected Financial Data
           -----------------------

----------------------------------------------------------------------------------------
                              Financial Highlights
         (Dollar amounts in thousands, except share and per share data)
----------------------------------------------------------------------------------------
                                                                      For the years ended December 31,
                                                      2000           1999           1998           1997           1996
                                                    --------       --------       --------       --------       --------
                    Summary of operations
Net interest income                                $  15,694      $  14,769      $  14,101      $  13,256      $  12,465
Noninterest income                                     3,734          3,852          3,079          2,275          1,996
Noninterest expense                                  (10,744)       (11,052)        (9,683)        (8,416)        (7,699)
Net income                                             5,333          4,723          4,645          4,384          4,101


                       Per common share
Basic earnings per share                           $    0.87      $    0.77      $    0.76      $    0.72      $    0.67
Cash dividends per share                                0.40           0.34           0.32           0.27           0.22
Book value per common share                             6.14           5.62           5.25           4.79           4.33


                  Selected year-end balances
Total assets                                       $ 441,831      $ 416,649      $ 375,418      $ 323,874      $ 293,091
Total securities                                     102,250        109,237         83,309         62,360         59,836
Total loans                                          296,759        273,894        244,503        233,414        209,417
Total deposits                                       342,995        314,769        288,204        276,138        256,744
Shareholders' equity                                  37,732         34,444         32,138         29,284         26,411


                  Selected average balances
Total assets                                       $ 428,582      $ 393,225      $ 345,697      $ 310,647      $ 292,159
Total securities                                     105,495         99,718         70,363         59,824         56,254
Total loans                                          287,485        254,397        239,611        222,744        201,268
Total deposits                                       335,505        314,769        288,204        269,147        254,978
Shareholders' equity                                  36,075         33,445         30,803         28,217         25,693


               Ratios based on average balances
Return on assets (1)                                    1.24%          1.20%          1.34%          1.41%          1.40%
Return on equity (2)                                   14.78%         14.12%         15.08%         15.54%         15.96%
Dividend payout ratio (3)                              45.98%         44.06%         42.09%         37.57%         32.99%
Equity to assets ratio (4)                              8.42%          8.51%          8.91%          9.08%          8.79%

(1) Net income divided by average total assets
(2) Net income divided by average equity
(3) Dividends per share divided by net income per share
(4) Average equity divided by average total assets

                               Net Interest Income
                               -------------------

           The following table presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities related interest income and expense and the resulting yield or cost. For analytical purposes, interest income presented in the table has been adjusted to a tax equivalent basis assuming a 34% tax rate for all years. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

-----------------------------------------------------------------------------------
                    Average Balance Sheets and Interest Rates
                          (Dollar amounts in thousands)
-----------------------------------------------------------------------------------

                                                                       Years Ended December 31,
                                    --------------------------------------------------------------------------------------------
                                                  2000                           1999                            1998
                                    -----------------------------  -----------------------------  ------------------------------
                                     Average              Average   Average              Average   Average               Average
ASSETS                               Balance    Interest    Rate    Balance    Interest    Rate    Balance     Interest    Rate
                                    ---------- ---------- -------  ---------- ---------- -------  ----------  ---------- -------
Interest earning assets
  Securities
    Taxable                          $ 69,619    $ 4,016    5.77%   $ 60,456    $ 3,431    5.68%   $ 38,831     $ 2,328    6.00%
    Tax-exempt (1)                     35,876      2,274    6.34%     39,262      2,495    6.35%     31,532       2,074    6.58%
                                    ---------- ---------- -------  ---------- ---------- -------  ----------  ---------- -------
      Total securities                105,495      6,290    5.96%     99,718      5,926    5.94%     70,363       4,402    6.26%

  Loans (2)                           287,485     25,889    9.01%    254,397     21,832    8.58%    239,611      21,643    9.03%
  Time deposits with banks                 44          2    4.55%         95          3    3.16%         77           3    3.90%
  FHLB Stock                            1,264        102    8.07%      1,180         94    7.97%      1,134          91    8.02%
  Federal funds sold                    2,223        144    6.48%      8,725        422    4.84%     10,821         576    5.32%
                                    ---------- ---------- -------  ---------- ---------- -------  ----------  ---------- -------
 Total interest earning assets        396,511     32,427    8.17%    364,115     28,277    7.76%    322,006      26,715    8.29%
                                                          -------                        -------                         -------

Noninterest earning assets
  Allowance for loan losses            (3,649)                        (3,572)                        (3,380)
  Premises and equipment               10,451                          8,393                          6,556
  Cash and due from banks              16,862                         16,604                         14,017
  Accrued interest and other assets     8,407                          7,685                          6,498
                                    ----------                     ----------                     ----------
      Total assets                  $ 428,582                      $ 393,225                      $ 345,697
                                    ==========                     ==========                     ==========

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Total interest-bearing deposits   $ 281,637     13,057    4.64%  $ 262,552     10,776    4.10%  $ 239,603      10,819    4.52%
  Borrowed funds
    Short-term borrowings              40,873      2,294    5.61%     30,226      1,300    4.30%     15,776         698    4.42%
    Long-term debt                     10,126        590    5.83%      9,914        574    5.79%      6,135         383    6.24%
                                    ---------- ---------- -------  ---------- ---------- -------  ----------  ---------- -------
      Total borrowed funds             50,999      2,884    5.66%     40,140      1,874    4.67%     21,911       1,081    4.93%
                                    ---------- ---------- -------  ---------- ---------- -------  ----------  ---------- -------
Total interest-bearing liabilities    332,636     15,941    4.79%    302,692     12,650    4.18%    261,514      11,900    4.55%
                                               ---------- -------             ---------- -------              ---------- -------

Noninterest-bearing liabilities
                                            -                              -                              -
  Noninterest-bearing demand
     deposits                          53,868                         52,217                         48,601
  Other liabilities                     6,003                          4,871                          4,779
  Shareholders' equity                 36,075                         33,445                         30,803
                                    ----------                     ----------                     ----------
     Total liabilities and
       shareholders' equity         $ 428,582                      $ 393,225                      $ 345,697
                                    ==========                     ==========                     ==========

Interest margin recap
  Net interest income and
    interest rate spread                        $ 16,486    3.38%(3)           $ 15,627    3.58%(3)            $ 14,815    3.74%(3)
                                               ========== -------             ========== -------              ========== -------
  Net interest margin                                       4.16%                          4.29%                           4.60%
                                                          =======                        =======                         =======

(1)  Interest income on tax-exempt securities has been adjusted to a tax equivalent basis ising a marginal income tax rate of 34% for all years.
(2)  Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(3)  Total interest expense divided by total earning assets adjustment to convert tax-exempt investment securities to fully taxable
     equivalent basis using a marginal rate of 34% for 2000,
     1999 and 1998.                             $    792                       $    858                        $    747


The following table presents net interest income components on a tax-equivalent basis and reflects changes between periods attributable to movement in either the average balance or average interest rate for both earning assets and interest-bearing liabilities. The volume differences were computed as the difference in volume between the current and prior year times the interest rate of the prior year, while the interest rate changes were computed as the difference in rate between the current and prior year items the volume of the prior year. Volume/rate variances have been allocated on the basis of the absolute relationship between volume variances and rate variances. Nonaccrual loans were included in the average loan balances used in determining the yields.

--------------------------------------------------------------------------------
                             Volume / Rate Analysis
                          (Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                   December 31, 2000 change             December 31, 1999 change
                                                      from 1999 due to                      from 1998 due to
                                             ---------------------------------      ---------------------------------
                                             Volume        Rate         Total       Volume        Rate         Total
                                             -------      -------      -------      -------      -------      -------
Interest income
  Loans                                      $ 2,941      $ 1,116      $ 4,057      $ 1,372      $(1,183)     $   189
  Securities
     Taxable                                     528           57          585        1,360         (257)       1,103
     Tax-exempt                                 (215)          (6)        (221)         524         (103)         421
                                             -------      -------      -------      -------      -------      -------
        Total securities interest                313           51          364        1,883         (359)       1,524
                                             -------      -------      -------      -------      -------      -------
  Time deposits with banks                        (2)           1           (1)           1           (1)           0
  FHLB stock                                       7            1            8            4           (1)           3
  Federal funds sold                            (388)         110         (278)         (92)         (62)        (154)
                                             -------      -------      -------      -------      -------      -------
    Total interest income                      2,871        1,279        4,150        3,168       (1,606)       1,562
                                             -------      -------      -------      -------      -------      -------

Interest expense
  Interest-bearing deposits                      820        1,461        2,281        1,085       (1,128)         (43)
  Short-term borrowings                          533          461          994          657          (55)         602
  Long-term debt                                  12            4           16          251          (60)         191
                                             -------      -------      -------      -------      -------      -------
      Total interest expense                   1,365        1,926        3,291        1,992       (1,242)         750
                                             -------      -------      -------      -------      -------      -------

      Change in net interest income
          (fully tax-equivalent basis)       $ 1,506      $  (646)     $   859      $ 1,175      $  (362)     $   812
                                             =======      =======                   =======      =======

Tax equivalent adjustment using marginal
   rate of 34% for 2000, 1999 and 1998                                      75                                   (143)
                                                                       -------                                -------

       Change in net interest income                                   $   934                                $   669
                                                                       =======                                =======

                    Provision for Loan Loss and Asset Quality
                    -----------------------------------------

The following table presents activity in the allowance for loan losses during the years indicated. The Company's policy is to charge off loans when, in Management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.

---------------------------------------------------------------------------------
                      Analysis of Allowance for Loan Losses
                          (Dollar amounts in thousands)
---------------------------------------------------------------------------------

                                                                      Years Ended December 31,
                                             -------------------------------------------------------------------------
                                               2000            1999            1998            1997            1996
                                             ---------       ---------       ---------       ---------       ---------
Balance at beginning of year                 $   3,343       $   3,562       $   3,341       $   3,201       $   2,928

Loans charged off
  Commercial, financial and agricultural           (87)           (522)            (17)           (169)            (55)
  Real estate                                      (56)           (143)           (157)            (52)           (234)
  Installment                                     (152)           (195)           (153)           (166)           (184)
                                             ---------       ---------       ---------       ---------       ---------
                Total charge-offs                 (295)           (860)           (327)           (387)           (473)
                                             ---------       ---------       ---------       ---------       ---------

Charge-offs recovered
  Commercial, financial and agricultural            46              18              12              18             170
  Real estate                                       14              10              11              19              12
  Installment                                       45              28              45              40              84
                                             ---------       ---------       ---------       ---------       ---------
                Total recoveries                   105              56              68              77             266
                                             ---------       ---------       ---------       ---------       ---------

Net loans charged off                             (190)           (804)           (259)           (310)           (207)
Current year provision                             720             585             480             450             480
                                             ---------       ---------       ---------       ---------       ---------

Balance at end of year                       $   3,873       $   3,343       $   3,562       $   3,341       $   3,201
                                             =========       =========       =========       =========       =========

Loans at year end                            $ 296,759       $ 273,894       $ 244,503       $ 233,414       $ 209,417

Ratio of allowance to loans
  at period end                                   1.31%           1.22%           1.46%           1.43%           1.53%

Average loans                                $ 287,485       $ 254,397       $ 239,611       $ 222,744       $ 201,268

Ratio of net loans charged off
  to average loans                                0.07%           0.32%           0.11%           0.14%           0.10%

The allocation of the allowance for loan losses is illustrated in the following table. The Company regards the allowance as a general allowance which is available to absorb losses from all loans. The allocation of the allowance as shown in this table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will occur in these amounts.

---------------------------------------------------------------------------------
                   Allocation of the Allowance for Loan Losses
                          (Dollar amounts in thousands)
---------------------------------------------------------------------------------

                                                    2000                   1999                  1998
                                             -------------------     -----------------     -----------------
                                             Amount      Percent     Amount    Percent     Amount    Percent
                                             ------      -------     ------    -------     ------    -------
Balance at December 31:
  Commercial, financial and agricultural     $1,022        22.5%     $  804      21.5%     $  979      20.8%
  Real Estate                                 2,327        68.4%      1,927      68.8%      1,999      69.9%
  Installment                                   405         9.1%        325       9.7%        334       9.3%
  Unallocated                                   119         N/A         287       N/A         250       N/A
                                             ------      ------      ------    ------      ------    ------

       Total allowance for loan losses       $3,873       100.0%     $3,343     100.0%     $3,562     100.0%
                                             ======      ======      ======    ======      ======    ======

                                                    1997                 1996
                                             ------------------    -----------------
                                             Amount     Percent    Amount    Percent
                                             ------     -------    ------    -------
Balance at December 31:
  Commercial, financial and agricultural     $  770      19.0%     $  992      19.3%
  Real Estate                                 2,017      71.0%      1,717      70.5%
  Installment                                   338      10.0%        274      10.2%
  Unallocated                                   216       N/A         218       N/A
                                             ------    ------      ------    ------

       Total allowance for loan losses       $3,341     100.0%     $3,201     100.0%
                                             ======    ======      ======    ======

Nonperforming assets and their relative percentages to loan balances are presented in the following table. The level of nonperforming loans and leases is an important element in assessing asset quality and the relevant risk in the credit portfolio. Nonperforming loans include nonaccrual loans, restructured loans and loans delinquent 90 days or more.

Loans are evaluated for nonaccrual status when payments are past due over 90 days. Current year interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected. Loans significantly past due, not well secured and in the process of collection are generally placed on nonaccrual status. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans. Another element associated with asset quality is other real estate owned (OREO), which represents properties acquired by the Company through loan defaults by customers.

--------------------------------------------------------------------------------
                              Nonperforming Assets
                          (Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                        December 31,
                                                  ------------------------------------------------------
                                                   2000        1999        1998        1997        1996
                                                  ------      ------      ------      ------      ------
Principal balance
  Nonaccrual                                      $  332      $  389      $1,189      $1,362      $1,005
  Restructured                                       836       1,115         859         690         705
  90 days or more past due and still accruing      2,289         849       1,363         831       1,169
                                                  ------      ------      ------      ------      ------

                Total nonperforming loans         $3,457      $2,353      $3,411      $2,883      $2,879
                                                  ======      ======      ======      ======      ======

Nonperforming loans as a percent of loans           1.16%       0.86%       1.40%       1.24%       1.37%

Other real estate owned                           $  362      $   89      $  497      $  101      $  213

OREO as a percent of loans                          0.12%       0.03%       0.20%       0.04%       0.10%

Allowance as a percent of
  nonperforming loans                             112.03%     142.07%     104.43%     115.89%     111.18%

Interest income of $77,207 for the year ended December 31, 2000, was recognized on the nonaccruing and restructured loans listed in the table above, whereas, interest income of $134,659 would have been recognized under their original terms.

Potential Problem Loans
In addition to loans classified for regulatory purposes, management also designates certain loans for internal monitoring purposes in a watch category. Loans may be placed on management's watch list as a result of delinquent status, concern about the borrower's financial condition, or the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance. Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreements; however, management may have a significant degree of concern about the borrowers' ability to continue to perform according to the terms of the loans. Loss exposure on these loans is typically evaluated based primarily upon the estimated liquidation value of the collateral securing these loans. Also, watch category loans may include credits which, although adequately secured and performing, have past delinquency problems or where unfavorable financial trends are exhibited by borrowers.

All watch list loans are subject to additional scrutiny and monitoring. The Company's philosophy encourages loan officers to identify borrowers that should be monitored in this fashion and believes this process ultimately results in the identification of problem loans in a more timely fashion.

Management has identified $2.9 million and $1.1 million of loans on its watch list which were not included in impaired or non-performing loans at December 31, 2000 and 1999, respectively.

                         Noninterest Income and Expense
                         ------------------------------

The following table presents the balances of noninterest income and expense from 1998 through 2000 and the percentage changes between periods.

--------------------------------------------------------------------------------
                          Noninterest Income & Expense
                          (Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                 Years ended December 31,
                                              ----------------------------------------------------------
                                                            % change                % change
                                                2000        from '99       1999     from '98      1998
                                              --------      --------     --------   --------    --------
Noninterest Income
Deposit service charges and fees               $ 1,490         10.04%     $ 1,354      19.82%    $ 1,130
Trust department income                            812         37.63%         590      20.41%        490
Commission income                                  648        190.58%         223      49.66%        149
Security gains/(losses)                           (221)      -145.95%         481        N/A          --
Realized gain on sale of real estate loans         200        -49.24%         394     -39.01%        646
Other operating income                             805         -0.62%         810      21.99%        664
                                              --------      --------     --------   --------    --------

            Total noninterest income           $ 3,734         -3.06%     $ 3,852      25.11%    $ 3,079
                                              ========      ========     ========   ========    ========

                                                                 Years ended December 31,
                                              ----------------------------------------------------------
                                                            % change                % change
                                                2000        from '99       1999     from '98      1998
                                              --------      --------     --------   --------    --------
Noninterest Expense
   Salaries and employee benefits              $ 6,727          7.87%     $ 6,236       6.98%    $ 5,829
   Occupancy and equipment                       1,796          2.98%       1,744      24.31%      1,403
   Other                                         2,221        -27.70%       3,072      25.34%      2,451
                                              --------      --------     --------   --------    --------

              Total noninterest expense        $10,744         -2.79%     $11,052      14.14%    $ 9,683
                                              ========      ========     ========   ========    ========

Other Income
2000 Compared to 1999
Other non-interest income decreased 3.1 percent to $3.7 million compared to $3.9 million in 1999. Security losses are comprised almost entirely of net unrealized losses on trading securities (mutual funds) held in a grantor trust (a rabbi trust) in connection with the Company's Directors' Deferred Compensation Plan. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. This net unrealized loss is directly offset by a decrease to directors' fee expense. The activity of the rabbi trust has no effect on the Company's net income. Omitting the rabbi trust activity (securities net losses/gains) from 2000 and 1999, other income increased 17.3 percent to $4.0 million during 2000. This increase is attributable to the items discussed below.

The Company began a platform-based, or branch-based, fixed rate annuity sales program in October 1999, and platform-based mutual funds and variable rate annuities were first sold March 2000. The Company also offers a full service brokerage operation offered through Raymond James Financial Services, Inc. Platform-based investment sales and brokerage operations have generated $648,000 of commission income in 2000 compared to $223,000 in 1999, an increase of 190.5 percent. The Bank has nine employees who hold Series 6 licenses and seven employees who hold Series 7 licenses. In addition,

22 branch employees hold insurance licenses and are able to sell fixed annuities. Branch personnel have received extensive training and are coached on an ongoing basis to prepare them to work in a sales-focused environment.

The Trust Department also experienced strong growth during 2000. The fair market value of assets managed by the Trust Department was $130.8 million at December 31, 2000 compared to $121.7 million at December 31, 1999. Trustee fees grew 37.6 percent, or $222,000, in 2000. Approximately $110,000 of revenue came from new account relationships and the remainder of the growth was due to an increase in the fee structure that was implemented in the fall of 1999.

Service fees on deposit accounts increased 10.0 percent to $1.5 million in 2000 due to an increase in the fee structure implemented in August 1999. Other operating income decreased slightly in 2000, primarily because the Company recognized a $49,000 gain on the sale of a warehouse in 1999.

The Bank sells substantially all fixed rate residential mortgage loans on the secondary market. Realized gains on the sale of real estate loans decreased 49.2 percent in 2000 primarily because the increase in interest rates substantially slowed refinancing activity.


1999 Compared to 1998
Other non-interest income increased 25.1 percent to $3.9 million in 1999 compared to $3.1 million in 1998. Without rabbi trust activity (unrealized securities gains), other income would have increased 9.5 percent to $3.4 million in 1999. This increase is attributable to the items discussed below.

Income from trust fees increased 20.4 percent during 1999. The majority of the increase was attributed to the following: the general increase in overall market values of trust assets, an increase in the departmental fee structure, and an increase in the number of high market value accounts obtained throughout the year. Also, in October, the Bank began selling fixed rate annuities at its branches (platform-based) and recognized commission income on these sales during the latter part of 1999. This new activity, coupled with a strong increase in brokerage commissions increased commission income by 49.7 percent, or $74,000, in 1999. The Company made significant investments in personnel and in fixed assets in Financial Management Services, which includes trust, brokerage and platform-based investment sales, during 1999 to position this area for further growth.

Other operating income rose 22.0 percent over the prior year primarily because the Bank outsourced its official checks at the end of 1998, and was paid $96,000 in commissions on compensating balances and float by the vendor during 1999.

Service charges on deposit accounts increased 19.8 percent due to an increase in the deposit fee structure, deposit base growth and more accounts being assessed fees, predominately insufficient funds fees.

In 1999, net gains from secondary market mortgage loan sales declined 39.0 percent compared to the prior year. Rising interest rates during the last half of 1999 significantly slowed the pace of mortgage refinancing. Although mortgage volume was down, the Company retained its local market leadership by originating $81.6 million of mortgage loans in Monroe County during 1999. Income from the origination and sale of mortgage loans is extremely dependent upon the current interest rate environment.

Other Expense
2000 Compared to 1999
Other non-interest expense decreased 2.8 percent to $10.7 million during 2000. As previously discussed in the Other Income section, the net unrealized losses from securities in the rabbi trust directly reduced director fee expense in 2000, and the net unrealized gains increased director fee expense in 1999. Without the effect of the rabbi trust on 2000 and 1999, other non-interest expense would have increased 3.7 percent to $11.0 million in 2000. Salaries and employee benefits increased 7.9%, or $491,000 primarily due to normal salary increases and increased commissions paid to employees on platform-based annuity and mutual fund sales. Net occupancy expense only increased 3.0 percent due to a conscious effort to contain costs. Advertising and other operating expenses decreased slightly compared to 1999. The bank has focused on containing costs and on pursuing efficiency through the use of technology and by pushing information and decision making authority to the point of customer contact. The Company's efficiency ratio improved to 53.1 percent for 2000 compared to 56.7 percent in 1999.

1999 Compared to 1998
Other non-interest expense increased 14.1 percent to $11.1 million in 1999 compared to 1998. Without the effect of the 1999 unrealized securities gains from the rabbi trust on directors' fee expense, non-interest expense would have increased 9.2 percent to $10.6 million. This increase is mainly attributed to the investments made in personnel, fixed assets and advertising to position the Company for growth. The Company's efficiency ratio was 56.7 percent in 1999 compared to 54.1 percent in 1998.

Salaries and employee benefits increased 7.0 percent, or $407,000 due to normal salary increases and additions to staff, mainly in the Financial Management Services area. Occupancy and equipment expense increased 24.3 percent, or $341,000, in 1999. Several factors contributed to this increase. A new, larger, Mall Road Branch was completed in May 1998. The Bank also opened a new Operations Center in a leased facility in March 1999. The Bank's Main Office was also renovated during 1999. The square footage allocated to Financial Management Services doubled during 1999 and their office space was substantially renovated to position this area for further growth. Advertising expense increased 43.0 percent to $552,000 in 1999 as a result of the Company's increased marketing and advertising campaigns.

                               Financial Condition
                               -------------------

                                   Securities
                                   ----------

Held-to-maturity securities are those which the Company has both the positive intent and the ability to hold to maturity. They are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included in other comprehensive income, net of tax.

Trading securities consist of investments in various mutual funds held in grantor trusts formed by the Company related to the Monroe Bancorp Directors' Deferred Compensation Plan. The Company's obligations under the deferred compensation plan change in concert with the performance of the investments.

The following tables summarize the carrying values of securities from December 31, 1998 through December 31, 2000. The maturity distribution of securities at December 31, 2000 is summarized by classification. Yields on tax-exempt securities are adjusted to a tax equivalent basis using a marginal federal tax rate of 34% for all years.

----------------------------------------------------------------------------------
                                   Securities
                          (Dollar amounts in thousands)
----------------------------------------------------------------------------------
                                                     at December 31,
                                            2000         1999         1998
                                          --------     --------     --------
Available for sale
  U.S. Treasury & government agencies     $ 21,562     $ 17,083     $ 11,370
  States and political subdivisions          1,891        2,634        2,820
  Equity securities                            183          402           --
  Mortgage-backed and asset-backed              --           --           --
                                          --------     --------     --------

        Total available for sale          $ 23,636     $ 20,119     $ 14,190


Held to Maturity
  U.S. Treasury & government agencies     $ 43,429     $ 48,001     $ 31,498
  States and political subdivisions         31,517       35,879       34,694
  Mortgage-backed and asset-backed           1,891          497        2,927
                                          --------     --------     --------

        Total held to maturity            $ 75,443     $ 85,771     $ 69,119


Trading securities
   Mutual funds                           $  3,171     $  3,347     $     --
                                          --------     --------     --------
        Total trading securities          $  3,171     $  3,347     $     --
                                          --------     --------     --------

            Total Securities              $102,250     $109,237     $ 83,309
                                          ========     ========     ========

                                            Securities Maturity Schedule
                                            ----------------------------
                                                at December 31, 2000
                                                --------------------
                                          1 Year and Less    1 to 5 Years      5 to 10 Years      Over 10 Years          Total
                                         ----------------- ----------------  ------------------  ----------------  -----------------
                                          Balance   Rate    Balance   Rate    Balance    Rate     Balance  Rate     Balance   Rate
                                         --------- ------- --------- ------  ---------  -------  -------- -------  --------- -------
Available for sale
  U.S. Treasury & government agencies     $ 6,002    6.24%  $15,560   5.80%   $    --             $    --           $21,562    5.82%
  State and municipal                         424    6.85%    1,467   6.70%        --                  --             1,891    6.72%
  Equity securities                           183    3.39%       --                --                  --               183    3.39%
  Mortgage-backed and asset-backed             --                                  --                  --                --      --
                                          -------           -------           -------             -------           -------
        Total available for sale          $ 6,609           $17,027           $    --             $    --           $23,636    5.87%
                                          =======           =======           =======             =======           =======


Held to Maturity
  U.S. Treasury & government agencies     $ 9,015   5.80%   $34,414   5.90%   $    --             $    --           $43,429    5.89%
  State and municipal                       4,470   6.69%    26,711   6.20%       336     6.21%        --            31,517    6.29%
  Mortgage-backed and asset-backed            466   5.18%        31   7.06%        --                  --               497    5.66%
                                          -------           -------           -------             -------           -------
        Total held to maturity            $13,951           $61,156           $   336             $    --           $75,443    6.06%
                                          =======           =======           =======             =======           =======

Trading Securities
   Mutual funds                           $ 3,171   2.57%   $    --           $    --             $    --           $ 3,171    2.57%
                                          -------           -------           -------             -------           -------
        Total trading securities          $ 3,171                             $    --             $    --           $ 3,171    2.57%
                                          =======           =======           =======             =======           =======

The majority of the securities portfolio is comprised of U.S. Treasury and government agency securities, and state and municipal securities (tax-exempt). Trading securities consist solely of mutual funds held in a grantor trust, established for the Monroe Bancorp Directors' Deferred Compensation Plan. During 1999, the Company also purchased stocks of nine financial institutions which are classified as available-for-sale.

The securities portfolio carries varying degrees of risk. Investments in U.S. Treasury and federal agency securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2000. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10% of the Company's shareholders' equity as of December 31, 2000. The Company does not use off-balance sheet derivative financial instruments. As of December 31, 2000 and December 31, 1999, the securities portfolio held no structured notes.

                                      Loans
                                      -----

The loan portfolio constitutes the major earning asset of the Company, and offers the best alternative for maximizing interest spread above the cost of funds. The Company's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any credit which exceeds the authority of the loan officer, but is under $2 million is forwarded to the Bank's officers' loan committee for approval. This committee is comprised of the President/CEO, the Senior Vice President of Loans and several experienced loan officers. Individual credits exceeding $2 million are forwarded to the Board of Directors' loan committee for approval. This loan committee is comprised of six board members, one of whom is the President/CEO. The loan committee not only acts as an approval body to ensure consistent application of the Company's loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

The Company's primary lending area generally includes Monroe, Lawrence, Jackson and contiguous counties in South Central Indiana. The Company extends out-of-area credit only to borrowers who are considered to be low risk, and then, only on a limited basis.

The following table reflects outstanding balances by loan type.

-----------------------------------------------------------------------------------
                                Loans Outstanding
                          (Dollar amounts in thousands)
-----------------------------------------------------------------------------------

                                                      at December 31,
                              ------------------------------------------------------------
                                2000         1999         1998         1997         1996
                              --------     --------     --------     --------     --------
Commercial and industrial     $ 66,872     $ 58,961     $ 50,920     $ 44,401     $ 40,467
Real estate:
   One-to-four-family           86,512       83,367       76,731       80,031       72,831
   Multi-family                 37,656       34,078       33,807       28,438       23,739
   Commercial                   42,424       40,782       32,232       32,983       30,839
   Construction                 24,277       20,787       19,956       16,265       13,620
   Home equity                  10,554        7,938        7,124        7,084        5,909
   Farm land                     1,388        1,454        1,018          826          726
Installment                     27,076       26,527       22,715       23,386       21,286
                              --------     --------     --------     --------     --------

        Total loans           $296,759     $273,894     $244,503     $233,414     $209,417
                              ========     ========     ========     ========     ========

The following table presents the composition of the loan portfolio expressed as a percent of total loans.

                                                      December 31,
                                 ------------------------------------------------------
                                  2000        1999        1998        1997        1996
                                 ------      ------      ------      ------      ------
Commercial and industrial         22.53%      21.53%      20.83%      19.02%      19.33%
Real estate:
   One-to-four-family             29.15%      30.43%      31.38%      34.30%      34.77%
   Multi-family                   12.69%      12.44%      13.83%      12.18%      11.34%
   Commercial                     14.30%      14.89%      13.18%      14.13%      14.73%
   Construction                    8.18%       7.59%       8.16%       6.97%       6.50%
   Home equity                     3.56%       2.90%       2.91%       3.03%       2.82%
   Farm land                       0.47%       0.53%       0.42%       0.35%       0.35%
Installment                        9.12%       9.69%       9.29%      10.02%      10.16%
                                 ------      ------      ------      ------      ------

         Total                   100.00%     100.00%     100.00%     100.00%     100.00%
                                 ======      ======      ======      ======      ======

A discussion of each line item set forth in the preceding tables follows:

o          Commercial and Industrial Lending.
At December 31 2000, commercial and industrial loans totaled $66.9 million, or 22.5% of our gross loan portfolio. This category is comprised of business loans and business lines of credit. Approximately 75% of commercial and industrial loans are secured by business assets: furniture and fixtures, inventory, accounts receivable or automobiles. Approximately 25% of these loans are unsecured, however, approximately 98% of these unsecured loans carry personal guarantees. At December 31, 2000, 20.0% of commercial and industrial loans were fixed rate and 80.0% were variable rate. Adjustable rate loans carry a maximum maturity of eight years. Fixed-rate loans carry a maximum maturity of five years. Lines of credit are normally written for a one-year term or less. Interest rates on variable rate loans are indexed to prime, and vary as the prime rate changes. These loans are made to a wide variety of businesses in our primary lending area, and there were no concentrations in any one industry.

o          One-to-four-family Residential Real Estate Lending.
At December 31, 2000, one-to-four-family mortgages totaled $86.5 million, or 29.2% of our gross loan portfolio. Indiana University's presence in the community provides a strong rental market, accordingly, a material amount of these loans were for other than single family residences. At December 31, 2000, 4.0% of these loans were fixed rate and 96.0% were adjustable rate. Adjustable-rate mortgages (or ARMs) are offered with either a one-year, three-year, or five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually. We use an index tied to the one-year U.S. Treasury bill rate to reprice our ARM loans. These loans have a maximum maturity of 30 years. It is the Bank's practice to sell all of the fixed rate owner-occupied residential mortgages it originates on the secondary market. The Bank obtains a commitment from the purchaser to buy these loans before they are closed, and does not retain servicing. Adjustable rate loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. The payment history for these ARM loans has not varied significantly from that of fixed rate loans.


o          Multi-family and Commercial Real Estate Lending.
These loans are secured primarily by multi-family (five or more) dwellings, small retail establishments, not-for-profit organization's buildings and small office buildings located in our primary lending area. At December 31, 2000, commercial and multi-family loans totaled $80.1 million, or 27.0% of our gross loan portfolio. At December 31, 2000, 9.7% were fixed rate while 90.3% were adjustable rate. These loans generally require monthly payments and have maximum maturities of 25 years. Fixed-rate loans have maximum maturities of five years. The Bank offers one-year, three-year and five-year multi-family and commercial ARMs. These loans are indexed to prime. Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide periodic financial information. Because payments on loans secured by multi-family and commercial real estate are often dependent on the successful management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

o          Construction Lending.
At December 31, 2000, construction loans totaled $24.3 million, representing 8.2% of our gross loan portfolio. We originate construction loans on commercial and residential properties located in our primary lending area. At September 30, 2000, 21.4% of these loans were fixed rate and 78.6% were variable rate. The vast majority of these loans have maturity dates of less than one year. The interest rates on these loans are indexed to prime. During the construction phase, the borrower generally pays interest only on a monthly basis. Loans to individuals for the construction of their residences may either be short-term construction financing or a construction/ permanent loan which automatically converts to a long-term mortgage consistent with our one-to-four family loan products. These loans involve many of the same risks inherent with commercial and multi-family loans discussed above and tend to be more sensitive to general economic conditions than many other types of loans.

o          Home Equity Lending.
At December 31, 2000, home equity loans totaled $10.6 million, representing 3.6% of our gross loan portfolio. Our home equity loans are all adjustable rate loans, and adjust after one year. Interest rates on these loans are tied to prime and increase as the loan-to-value ratio increases. These loans may be originated in amounts, together with the existing first mortgage, of up to 100% of the value of the property securing the loan. The maximum term of these loans is 30 years.

o          Installment Lending.
This category is comprised of new and used automobile loans, mobile home loans, secured and unsecured personal loans, and personal lines of credit. At December 31, 2000 the balance of this account was divided between these categories as follows: automobile loans 58.1%, secured personal loans 14.0%, lines of credit 9.6%, unsecured personal loans 11.2%, and mobile home loans 7.1%. The indirect lending function comprises approximately 40% of all personal loans. We originate auto loans, boat and recreational vehicle loans on both a direct and an indirect basis. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate which is sometimes in excess of the rate we require. Any premium is amortized over the remaining life of the loan. Any prepayments are charged to future amounts owed that dealer.

We underwrite indirect auto loans using the Fair-Isaacs credit scoring system. We process the loan application using the same procedures as if we were making the loan directly to the customer, hence, we accept only the more qualified buyers based on our scoring. Upon purchasing the contract from the dealer, we assume all service and liability for the loan.

o          Loan-to-value Limits
The Company adheres to the FDIC guidelines for loan-to-value limits. These guidelines are as follows:

Loan Category                                              Loan-to-Value Limit
-------------                                              -------------------
Real Estate:
   Raw land                                                         65%
   Land development                                                 75%
   Construction:
     Commercial, multi-family and non-residential                   80%
     One-to-four-family residential                                 85%
   Improved property                                                85%
   Owner-occupied one-to-four-family
           and home equity                                          90%
   Non-owner occupied                                               85%
Commercial and Industrial (secured by):
    Accounts receivable 60 days or less past due                    80%
    Inventory  - raw materials                                      50%
    Inventory - finished goods                                      80%
    Equipment                                                      100%
Installment (automobile, RV, boat, etc.)                           100%


Management believes the degree of risk assumed on any loan is commensurate with the interest rate assessed, and is thereby able to receive a higher rate of return on commercial and real estate construction loans as compared to residential real estate loans. Although these loan types usually possess increased elements of risk, the Company's lending practices, policies, and procedures that are in place are intended to mitigate certain risks associated with such loans. The bank's commercial and industrial loans are made to local businesses operating in diverse industries and the portfolio contains no specific industry concentrations, which mitigates certain risks. The real estate loan portfolio is strengthened by a stable local economy and by the strong rental market provided by Indiana University. Adjustable-rate loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default.

The following table reflects the maturity schedule of loans. Also indicated are fixed and variable rate loans maturing after one year for the same loan categories.

----------------------------------------------------------------------------------
                                 Loan Liquidity
                          (Dollar amounts in thousands)
----------------------------------------------------------------------------------

                                    Loan Maturities at December 31, 2000
                              -----------------------------------------------
                               1 Year        1 - 5       Over 5
                              and Less       Years       Years        Total
                              -----------------------------------------------
Commercial and industrial     $ 34,440     $ 22,017     $ 10,414     $ 66,871
Real estate:
   One-to-four-family            2,623        1,347       82,101       86,071
   Multi-family                  1,930          402       35,325       37,657
   Commercial                    2,062        3,719       37,083       42,864
   Construction                 17,768        3,851        2,658       24,277
   Home equity                      --           --       10,554       10,554
   Farm land                        --           65        1,323        1,388
Installment                      5,802       17,319        3,956       27,077
                              --------     --------     --------     --------

          Total loans         $ 64,625     $ 48,720     $183,414     $296,759
                              ========     ========     ========     ========


Loans maturing after 1 year with:
  Fixed interest rates                     $ 26,967     $  7,988
  Floating interest rates                    21,753      175,426
                                           --------     --------

                                           $ 48,720     $183,414
                                           ========     ========

                                    Deposits
                                    --------

The Company offers a wide variety of deposit products and services to individual and commercial customers, such as noninterest-bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. The deposit base provides the major funding source for earning assets.

The following table shows the average amount of deposits and average rates of interest paid thereon for the years indicated.

----------------------------------------------------------------------------------
                               Deposit Information
                          (Dollar amounts in thousands)
----------------------------------------------------------------------------------

                                    2000                      1999                      1998
                            --------------------      --------------------      --------------------
                             Amount       Rate         Amount       Rate         Amount       Rate
                            --------     -------      --------     -------      --------     -------
Noninterest bearing         $ 53,868                  $ 52,217                  $ 48,601
Interest bearing demand      103,609        3.14%       95,961        2.64%       74,195        2.69%
Savings deposits              18,680        2.13%       20,174        1.99%       20,373        2.34%
Time                         159,348        5.90%      146,417        5.36%      145,035        5.75%
                            --------                  --------                  --------

     Total deposits         $335,505        4.64%     $314,769        4.10%     $288,204        4.52%
                            ========                  ========                  ========

As of December 31, 2000, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                at December 31,
CD's over $100,000       2000        1999        1998
                        -------     -------     -------
3 months or less        $19,420     $11,164     $10,345
3 through 6 months       14,284       8,566       8,977
6 through 12 months      13,015      11,648      13,079
over 12 months            9,900       8,716       8,717
                        -------     -------     -------

                        $56,619     $40,094     $41,118
                        =======     =======     =======

                                   Borrowings
                                   ----------

-----------------------------------------------------------------------------------
                                   Borrowings
                          (Dollar amounts in thousands)
-----------------------------------------------------------------------------------

                                                            December 31,
                                                  ---------------------------------
                                                   2000         1999         1998
                                                  -------      -------      -------
Repurchase agreements outstanding                 $48,871      $29,164      $22,967
Federal funds purchased                                --       17,800           --
                                                  -------      -------      -------
Total short-term borrowings                       $48,871      $46,964      $22,967
                                                  =======      =======      =======


Average repurchase agreements during the year     $33,965      $28,999      $15,776
                                                  =======      =======      =======

Maximum month-end repurchase agreements           $48,871      $34,078      $24,311
                                                  =======      =======      =======

YTD Average interest rate                             5.4%         4.3%         4.4%
Average interest rate at end of period                5.6%         3.8%         4.0%

Repurchase agreements are borrowings maturing daily and are secured by U.S. Treasury and government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") in 1997 and has the authority of the Board of Directors to borrow up to $23 million. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans. Long-term debt, consisting of FHLBI borrowings and a mortgage, as of December 31, 2000 and 1999 was $6.5 million and $16.2 million, respectively. The FHLBI borrowings accounted for the majority of long-term debt. The Company had a net decrease in borrowings from the FHLBI of $9.7 million during 1999, because Y2K and general liquidity borrowings were paid off. The Company anticipates utilizing FHLBI advances in the future as a source of loan funding and for general liquidity.

                                    Liquidity
                                    ---------

           The following table details the main components of cash flows for 2000 and 1999.

---------------------------------------------------------------------------------
                     Liquidity and Interest Rate Sensitivity
                          (Dollar amounts in thousands)
---------------------------------------------------------------------------------

                                                                             at December 31, 2000
                                                     ---------------------------------------------------------------------
                                                      1 - 90        91 - 365         1 - 5
                                                       Days           Days           Years      Over 5 Years       Total
                                                     ---------      ---------      ---------    ------------     ---------
Interest earning assets
  Loans                                              $  98,205      $  90,405      $ 102,178      $   5,971      $ 296,759

   Securities held to maturity
       Taxable                                           3,014          6,467         34,445             --         43,926
       Tax-exempt                                        1,620          2,850         26,711            336         31,517

  Securities available for sale
    Taxable                                              3,176          3,009         15,560             --         21,745
    Tax-exempt                                             170            254          1,467             --          1,891

   Trading securities
       Taxable                                           3,171             --             --             --          3,171
                                                     ---------      ---------      ---------      ---------      ---------
      Total securities                                  11,151         12,580         78,183            336        102,250
                                                     ---------      ---------      ---------      ---------      ---------

  Interest bearing deposits with banks                      46             --             --             --             46
  FHLB stock                                             1,257             --             --             --          1,257
  Federal funds sold                                     6,500             --             --             --          6,500
                                                     ---------      ---------      ---------      ---------      ---------
       Total interest earning assets                 $ 117,159      $ 102,985      $ 180,361      $   6,307      $ 406,812
                                                     =========      =========      =========      =========      =========

Interest bearing liabilities

  Interest-bearing demand deposits                   $ 100,880      $      --      $      --      $      --      $ 100,880
  Savings deposits                                      17,765             --             --             --         17,765
  Time deposits                                         39,017         90,655         35,134            698        165,504
  Short-term borrowings                                 48,871             --         48,871
  Long-term debt                                            32            336          2,777          3,397          6,542
                                                     ---------      ---------      ---------      ---------      ---------
      Total interest bearing liabilities             $ 206,565      $  90,991      $  37,911      $   4,095      $ 339,562
                                                     =========      =========      =========      =========      =========


Rate sensitive gap                                   $ (89,406)     $  11,994      $ 142,450      $   2,212      $  67,250
Rate sensitive cumulative gap                        $ (89,406)     $ (77,412)     $  65,038      $  67,250
Cumulative gap as a percentage of earning assets        -21.98%        -19.03%         15.99%         16.53%

The following table details the main components of cash flows for the years ended December 31, 2000 and 1999.

---------------------------------------------------------------------------------
                            Funding Uses and Sources
                          (Dollar amounts in thousands)
---------------------------------------------------------------------------------

                                                Year ended December 31, 2000           Year ended December 31, 1999
                                              --------------------------------      ---------------------------------
                                                           Increase/(decrease)                   Increase/(decrease)
                                              Average      -------------------      Average      --------------------
                                              Balance       Amount     Percent      Balance       Amount      Percent
                                              --------     --------    -------      --------     --------     -------
Funding Uses
  Loans, net of unearned income               $287,485     $ 33,088      13.01%     $254,397     $ 14,786        6.17%
  Taxable securities                            69,619        9,163      15.16%       60,456       21,625       55.69%
  Tax exempt securities                         35,876       (3,386)     -8.62%       39,262        7,730       24.51%
  Federal funds sold                             2,223       (6,502)    -74.52%        8,725       (2,096)     -19.37%
                                              --------     --------    -------      --------     --------     -------

                     Total Uses               $395,203     $ 32,363       8.92%     $362,840     $ 42,045       13.11%
                                              ========     ========    =======      ========     ========     =======

Funding Sources
  Noninterest bearing deposits                $ 53,868     $  1,651       3.16%     $ 52,217     $  3,616        7.44%
  Interest bearing demand, savings & time      281,637       19,085       7.27%      262,552       22,949        9.58%
  Short-term borrowings                         40,873       10,647      35.22%       30,226       14,450       91.59%
  Long-term debt                                10,126          212       2.14%        9,914        3,779       61.60%
                                              --------     --------    -------      --------     --------     -------

                   Total Sources              $386,504     $ 31,595       8.90%     $354,909     $ 44,794       14.44%
                                              ========     ========    =======      ========     ========     =======

                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2000 and 1999, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines described in the "Capital Regulations" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2000, management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

-------------------------------------------------------------------------------
                                     Capital
                          (Dollar amount in thousands)
-------------------------------------------------------------------------------

                                              At December 31,
                                          ----------------------
Tier 1 capital                              2000          1999
                                          --------      --------
   Shareholders' equity                   $ 37,732      $ 34,444
   Less: Intangibles                            --            --
   Add: Unrealized loss on securities            9           369
                                          --------      --------

       Total Tier 1 capital               $ 37,741      $ 34,813
                                          ========      ========


Total risk-based capital
   Tier 1 capital                         $ 37,741      $ 34,813
   Tier 2 capital                             3555         3,245
                                          --------      --------

         Total risk-based capital         $ 41,296      $ 38,058
                                          ========      ========



Risk weighted assets                      $284,049      $259,580
                                          ========      ========

Quarterly average assets                  $433,738      $409,095
                                          ========      ========

Risk-based ratios:
    Tier 1                                   13.29%        13.41%

    Total risk-based capital                 14.54%        14.67%

    Leverage ratios                           8.70%         8.50%

ITEM 2.          PROPERTIES.

The Company, through the Bank, currently operates from its main office in downtown Bloomington and from thirteen additional locations in Monroe, Jackson and Lawrence Counties in Indiana. Information about those locations is set forth in the table below:

--------------------------------------------------------------------------
NAME OF OFFICE                              LOCATION/TELEPHONE NUMBER
--------------------------------------------------------------------------
Downtown Main Office                        210 East Kirkwood Avenue
                                            Bloomington, IN 47408
                                            (812) 336-0201
--------------------------------------------------------------------------
Ellettsville Banking Center                 4616 West Richland Plaza
                                            Bloomington, IN 47404
                                            (812) 876-6044
--------------------------------------------------------------------------
Highland Village Banking Center             4191 West Third Street
                                            Bloomington, IN 47403
                                            (812) 331-3501
--------------------------------------------------------------------------
Kinser Crossing Banking Center              1825 North Kinser Pike
                                            Bloomington, IN 47404
                                            (812) 331-3518
--------------------------------------------------------------------------
Kirkwood Auto Branch                        306 East Kirkwood Avenue
                                            Bloomington, IN 47408
                                            (812) 331-3510
--------------------------------------------------------------------------
Loan Center                                 111 South Lincoln Street
                                            Bloomington, IN 47408
                                            (812) 331-3555
--------------------------------------------------------------------------
Mall Road Banking Center                    2801 Buick-Cadillac Blvd.
                                            Bloomington, IN 47401
                                            (812) 331-3507
--------------------------------------------------------------------------
Walnut Park Banking Center                  2490 South Walnut Street
                                            Bloomington, IN 47403
                                            (812) 331-3514
--------------------------------------------------------------------------
Brownstown Banking Center                   1051 West Spring Street
                                            Brownstown, IN 47220
                                            (812) 358-3171
--------------------------------------------------------------------------
Freetown Branch                             6711 North Union
                                            Freetown, IN 47235
                                            (812) 497-2239
--------------------------------------------------------------------------
Bedford Banking Center                      Stone City Mall
                                            3300 West 16th Street
                                            Bedford, IN 47421
                                            (812) 275-7800
--------------------------------------------------------------------------
Bell Trace Branch                           800 Bell Trace Circle
                                            Bloomington, IN 47408
                                            (812) 331-3575
--------------------------------------------------------------------------
Meadowood Branch                            2455 Tamarack Trail
                                            Bloomington, IN  47408
                                            (812) 353-7722
--------------------------------------------------------------------------
Redbud Hills Branch                         3211 E. Moores Pike
                                            Bloomington, IN  47401
                                            (812) 353-7720
--------------------------------------------------------------------------

The Bank owns its main office. It owns eight of its branch locations and leases space for five branches. The Bank also leases its Operations Center. The main office contains approximately 18,656 square feet of space, and is occupied solely by the Bank. The Bank's data processing center, and proof and checking departments are located at the Operations Center, 5001 N. Walnut St., Bloomington, IN. On February 2, 2001, the branch of the Bank, located in Vallonia, Indiana, was closed, and therefore, is not listed above.

ITEM 3.          LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company or the Bank, to which the Company or the Bank is a party or of which any of its property is subject. Further, there is no material legal proceeding in which any director, officer, principal shareholder, or affiliate of the Company, or any associate of such director, officer or principal shareholder, is a party, or has a material interest, adverse to the Company.

None of the routine legal proceedings, individually or in the aggregate, in which the Company or the Bank are involved are expected to have a material adverse impact on the financial position or the results of operations of the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS.

The information required under this item is incorporated by reference to the last page of the Company's 2000 Annual Report to Shareholders under the caption "Shareholder Information."


ITEM 6.          SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 7 through 8 of the Company's 2000 Annual Report to Shareholders under the caption "Five-Year Financial Summary."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 9 through 18 of the Company's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis."


ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

The information required under this item is incorporated by reference to pages 10 through 12 of the Company's Annual Report to Shareholders - Management's Discussion and Analysis under the caption "Liquidity, Interest Sensitivity and Disclosures about Market Risk."

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 19 through 38 of the Company's 2000 Annual Report to Shareholders.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this item relating to directors is incorporated by reference to the Company's 2000 Proxy Statement, under the caption "Other Information You Need to Make an Informed Decision - Directors of the Company - Who is on our Board of Directors?" and "Other Information You Need to Make an Informed Decision - Executive Officers of the Company - Who are our Executive Officers?" and "Section 16A - Beneficial Ownership Reporting Compliance - Securities Ownership of Certain Beneficial Owners," which Proxy Statement has been filed with the Commission.


ITEM 11.         EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the Company's 2000 Proxy Statement, under the following captions: "Other Information You Need to Make an Informed Decision - Directors of the Company - How is our Board of Directors Paid?", "Other Information You Need to Make an Informed Decision - Executive Officers of the Company - How are our Executive Officers Paid?", "Other Information You Need to Make an Informed Decision - Compensation Committee Insider Participation" and "Other Information You Need to Make an Informed Decision - Five-Year Total Shareholder Return," which Proxy Statement has been filed with the Commission.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.

The information required under this item is incorporated by reference to the Company's 2000 Proxy Statement, under the caption "Other Information You Need to Make an Informed Decision - Security Ownership of Management - How much stock do our Executive Officers and Directors Own?" and "Other Information You Need to Make an Informed Decision - Securities Ownership of Certain Beneficial Owners," which Proxy Statement has been filed with the Commission.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated by reference to the Company's 2000 Proxy Statement, under the caption "Certain Relationships and Related Transactions," which Proxy Statement has been filed with the Commission.


                                     PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.
                                                                     Exhibit 13
                                                                     Page Number
                                                                     -----------
(a) 1.     Financial Statements:
                     Independent auditor's reports........................   6
                     Consolidated balance sheets at
                               December 31, 2000 and 1999.................  19
                     Consolidated statements of income, years ended
                               December 31, 2000, 1999 and 1998...........  20
                     Consolidated statements of shareholders' equity,
                               years ended December 31, 2000, 1999 and 1998 21
                     Consolidated statements of cash flows, years ended
                               December 31, 2000, 1999 and 1998...........  22
                     Notes to consolidated financial statements...........  23

(a) 2.     Financial statement schedules:
                     All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.     Exhibits:

Exhibit No:                      Description of Exhibit:
------------                     -----------------------

3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3 (ii) Monroe Bancorp Bylaws are incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (i)            1999 Directors' Stock Option Plan of Monroe
                  Bancorp is incorporated by reference to
                  registrant's Form 10 filed November 14, 2000.

10 (ii) 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (iii) Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (iv) Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (v) Monroe Bancorp Thrift Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

13 2000 Annual Report to Shareholders (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

21                Subsidiary of the Registrant


(b)        Reports on Form 8-K:

                  None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 2001.

                                                MONROE BANCORP

                                                By: /s/ Mark D. Bradford
                                                   ----------------------------
                                                    Mark D. Bradford, President
                                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Capacity                                           Date
---------                                 --------                                           ----
/s/ Mark D. Bradford                President, Chief Executive Officer                 March 22, 2001
--------------------------------    (Principal Executive Officer) and Director
    Mark D. Bradford

/s/ Kathryn E. Burns                Senior Vice President, Chief Financial             March 22, 2001
--------------------------------    Officer (Principal Accounting Officer
    Kathryn E. Burns                and Principal Financial Officer)

                                    Director                                           March   , 2001
--------------------------------                                                             --
    David D. Baer

/s/ Bradford J. Bomba, Jr. M.D.     Director                                           March 22, 2001
--------------------------------
    Bradford J. Bomba, Jr. M.D.

/s/ Steven R. Crider                Director                                           March 22, 2001
--------------------------------
    Steven R. Crider

/s/ Timothy D. Ellis                Director                                           March 22, 2001
--------------------------------
    Timothy D. Ellis

/s/ Joyce Claflin Harrell           Director                                           March 22, 2001
--------------------------------
    Joyce Claflin Harrell

/s/ Paul W. Mobley                  Director                                           March 22, 2001
--------------------------------
    Paul W. Mobley

/s/ Richard P. Rechter              Director                                           March 22, 2001
--------------------------------
    Richard P. Rechter

                                    Director                                           March   , 2001
--------------------------------                                                             --
    Charles R. Royal, Jr.