Form 10-Q
period 2001-03-31
MONROE BANCORP
filed 2001-05-15
CIK 745456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.  000-31951
                     ---------

                                 MONROE BANCORP
             (Exact name of registrant as specified in its charter)

            Indiana                                 35-1594017
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

                            210 East Kirkwood Avenue
                              Bloomington, IN 47408
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (812) 336-0201
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X>   No
                                    ---      ----

Outstanding Shares of Common Stock on  May 11, 2001:  6,150,240
                                       ------         ---------

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

Forward Looking Statement.....................................................3

Part I. Financial Information:

     Item 1.  Financial Statements:

                   Consolidated Condensed Balance Sheet.......................4

                   Consolidated Condensed Statement of Income.................5

                   Consolidated Condensed Statement of Shareholders' Equity...6

                   Consolidated Condensed Statement of Cash Flows.............7

                   Notes to Consolidated Condensed Financial Statements.......8

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....12

Part II.  Other Information:

     Item 1.  Legal Proceedings..............................................14

     Item 2.  Changes In Securities..........................................14

     Item 3.  Defaults Upon Senior Securities................................14

     Item 4.  Submission of Matters to a Vote of Security Holders............14

     Item 5.  Other Information..............................................14

     Item 6a. Exhibits.......................................................14

     Item 6b. Reports Filed on Form 8-K......................................14

Signatures...................................................................15

                            FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of Monroe Bancorp and subsidiary (the "Company"), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

Item 1.              Financial Statements
-------              --------------------


                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       March 31,    December 31,
                                                                         2001           2000
                                                                   --------------------------------
Assets
      Cash and due from banks ....................................     $  20,485      $  19,483
      Federal funds sold .........................................         2,100          6,500
                                                                   --------------------------------
            Cash and cash equivalents ............................        22,585         25,983
      Trading securities .........................................         2,964          3,171
      Investment securities
           Available for sale ....................................        24,425         23,636
           Held to maturity ......................................        70,517         75,443
                                                                   --------------------------------
                Total investment securities ......................        94,942         99,079
      Loans held for sale ........................................           899            794
      Loans, net of allowance for loan losses of $3,959 and $3,873       300,430        292,092
      Premises and equipment .....................................        10,627         10,447
      Federal Home Loan Bank of Indianapolis stock, at cost ......         1,257          1,257
      Interest receivable and other assets .......................         8,078          9,008
                                                                   --------------------------------

           Total assets ..........................................     $ 441,782      $ 441,831
                                                                   ================================

Liabilities
      Deposits
           Noninterest-bearing ...................................     $  65,088      $  58,846
           Interest-bearing ......................................       290,216        284,149
                                                                   --------------------------------
                Total deposits ...................................       355,304        342,995
      Short-term borrowings ......................................        33,958         48,871
      Long-term debt .............................................         7,606          6,542
      Interest payable and other liabilities .....................         6,132          5,691
                                                                   --------------------------------
           Total liabilities .....................................       403,000        404,099
                                                                   --------------------------------

Commitments and Contingent Liabilities

Shareholders' Equity
      Common stock, no-par value
           Authorized - 18,000,000 shares
           Issued and outstanding -6,150,240 shares ..............           137            137
      Additional paid-in capital .................................         3,345          3,346
      Retained earnings ..........................................        35,163         34,392
      Accumulated other comprehensive income .....................           245            (35)
      Unearned ESOT shares .......................................          (108)          (108)
                                                                   --------------------------------
             Total shareholders' equity ..........................        38,782         37,732
                                                                   --------------------------------
           Total liabilities and shareholders' equity ............     $ 441,782      $ 441,831
                                                                   ================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                               Three Months Ended
                                                                    March 31
                                                          ----------------------------
                                                                2001         2000
                                                          ----------------------------
  Interest Income
      Loans, including fees .............................     $ 6,714      $ 6,013
      Trading securities ................................          20           22
      Investment securities
           Taxable ......................................         980        1,016
           Tax exempt ...................................         333          397
       Federal funds sold ...............................          39            2
                                                          ----------------------------
           Total interest income ........................       8,086        7,450
                                                          ----------------------------

Interest Expense
      Deposits ..........................................       3,477        2,916
      Short-term borrowings .............................         500          469
      Long-term debt ....................................          96          215
                                                          ----------------------------
           Total interest expense .......................       4,073        3,600
                                                          ----------------------------

Net Interest Income .....................................       4,013        3,850
      Provision for loan losses .........................         150          180
                                                          ----------------------------
Net Interest Income After Provision for Loan Losses .....       3,863        3,670
                                                          ----------------------------

Other Income
      Trust fees ........................................         214          192
      Service charges on deposit accounts ...............         521          365
      Commission income .................................         114           99
      Securities gains ..................................           3            9
      Unrealized gain (loss) on trading securities ......        (245)          84
      Gain on sale of loans .............................          92           29
      Other operating income ............................         224          246
                                                          ----------------------------
           Total other income ...........................         923        1,024
                                                          ----------------------------

Other Expenses
      Salaries and employee benefits ....................       1,721        1,646
      Premises and equipment ............................         490          465
      Advertising .......................................         117          123
      Appreciation (depreciation) on directors' deferred
            compensation plan ...........................        (224)          99
      Other operating expense ...........................         478          441
                                                          ----------------------------
           Total other expenses .........................       2,582        2,774
                                                          ----------------------------

Income Before Income Tax ................................       2,204        1,920
      Income tax expense ................................         757          638
                                                          ----------------------------

Net Income ..............................................     $ 1,447      $ 1,282
                                                          ============================

Basic earnings per share ................................     $   .24      $   .21
Diluted earnings per share ..............................        . 24          .21

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                        Unearned
                                    Common Stock                                         Accumulated    Employee
                               -------------------- Additional                              Other         Stock
                                  Shares              Paid In   Comprehensive Retained  Comprehensive   Ownership
                                Outstanding  Amount   Capital      Income     Earnings  Income (Loss)  Trust Shares   Total
                               -----------------------------------------------------------------------------------------------
Balances, January 1, 2001         6,150,240   $ 137    $ 3,346                 $34,392        $ (35)      $ (108)    $ 37,732

Comprehensive Income:
    Net income for the
      period                                                        $ 1,447      1,447                                  1,447
    Unrealized gains on
      securities                                                        280                      280                      280
    Cash dividend ($.10 per
      share)                                                                     (676)                                  (676)
    ESOT shares earned                                     (1)                                                            (1)
                               -----------------------------------------------------------------------------------------------

Balances, March 31, 2001          6,150,240   $ 137     $3,345      $ 1,727    $35,163         $ 245      $ (108)     $38,782
                               ===============================================================================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            ----------------------------
                                                                                  2001          2000
                                                                            ----------------------------
Operating Activities
      Net income ..........................................................     $  1,447      $  1,282
      Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses .........................................          150           180
        Depreciation and amortization .....................................          185           181
        Deferred income tax ...............................................          137            48
        Investment securities amortization ................................           47            82
        Securities (gain) .................................................           (3)           (9)
        Origination of loans held for sale ................................       (3,940)       (1,842)
        Proceeds from sale of loans held for sale .........................        3,928         2,294
        Gain on sale of loans held for sale ...............................          (92)          (29)
        ESOT compensation .................................................           (1)            4
        Net change in:
           Trading securities .............................................          210           (64)
           Interest receivable and other assets ...........................          613          (143)
           Interest payable and other liabilities .........................          441           100
                                                                            ----------------------------
                Net cash provided by operating activities .................        3,122         2,084
                                                                            ----------------------------

Investing Activities
      Purchases of securities available for sale ..........................       (3,493)          (51)
      Proceeds from sales of securities available for sale ................                         49
      Proceeds from paydowns and maturities of securities
            available for sale ............................................        3,170
      Purchases of securities held to maturity ............................                     (2,003)
      Proceeds from paydowns and  maturities of securities held to maturity        4,873         2,226
      Net change in loans .................................................       (8,489)       (2,986)
      Purchases of premises and equipment .................................         (365)         (244)
                                                                            ----------------------------
                Net cash used by investing activities .....................       (4,304)       (3,009)
                                                                            ----------------------------

Financing Activities
      Net change in
        Noninterest-bearing, interest-bearing demand and  savings deposits        14,513        21,725
        Certificates of Deposit ...........................................       (2,204)       11,967
        Short-term borrowings .............................................      (14,913)      (17,018)
      Proceeds of long-term debt ..........................................        1,104
      Repayment of long-term debt .........................................          (40)       (3,031)
      Cash dividends paid .................................................         (676)         (613)
                                                                            ----------------------------
                Net cash provided (used) by financing activities ..........       (2,216)       13,030
                                                                            ----------------------------
Net Change in Cash and Cash Equivalents ...................................       (3,398)       12,105
Cash and Cash Equivalents, Beginning of Period ............................       25,983        17,404
                                                                            ----------------------------

Cash and Cash Equivalents, End of Period ..................................     $ 22,585      $ 29,509
                                                                            ============================

Supplemental cash flow disclosures
      Interest paid .......................................................     $  4,070      $  3,570
      Income tax paid .....................................................          140           110

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe County Bank, a state chartered bank (the "Bank"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2000, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form
10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2001, and for the three months ended March 31, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                                   Three Months Ended                    Three Months Ended
                                                     March 31, 2001                         March 31, 2000
                                       --------------------------------------   -----------------------------------
                                                       Weighted                                Weighted
                                                       Average      Per Share                  Average    Per Share
                                         Income         Shares        Amount        Income      Shares      Amount
                                         ------         ------        ------        ------      ------      ------
Basic earnings per share
       Income available to common
         shareholders                  $ 1,447,000     6,139,651       $ .24     $ 1,282,000   6,132,740     $ .21
                                                                     ========                             ========

Effect of dilutive stock options                 -              -                          -           -
                                       -----------------------------            --------------------------
Diluted earnings per share
       Income available to common
         shareholders and assumed
         conversions                   $ 1,447,000     6,139,351       $ .24     $ 1,282,000   6,132,740     $ .21
                                       ======================================   ==================================

Item 2.              Management's Discussion and Analysis of Financial
-------              Condition and Results of Operations
                     -------------------------------------------------
General

Monroe Bancorp (the "Company") is a one-bank holding company formed under Indiana law in 1984. The Company holds all of the outstanding stock of Monroe County Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Company has made substantial progress toward expanding into eastern Hendricks County, which is adjacent to Marion County and the Indianapolis area. In March 2001, we hired an experienced lender from within the Hendricks County market to lead the Bank's business development initiatives as regional manager. We expect to sign a lease in mid-May for our first branch in Avon, Indiana, and anticipate opening the doors for business in July 2001. We will follow this branch opening with a second Hendricks County branch in the fall of 2001 and a third in the spring of 2002. Through competitive pricing, marketing and an emphasis on personal service, we hope to be able to position ourselves as a strong competitor in this affluent, fast-growing market. Additionally, by continuing to hire experienced and established professionals from within the community, we will have head start in positioning the Bank and its employees as community leaders.

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from fourteen locations in Monroe, Jackson and Lawrence Counties, Indiana. Approximately 85% of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. As a community bank, management believes that the Bank must continue to promote community involvement and leadership among Bank employees.

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


Results of Operations
---------------------

Overview
--------
Net income for the first quarter was $1.4 million compared with $1.3 million for the same quarter last year. Basic and diluted earnings per share were $.24 for the three months ended March 31, 2001 compared to $.21 for the three months ended March 31, 2000.

Annualized return on average equity (ROE) for the first quarter increased to 15.30% compared with 14.77% for the same quarter last year. The annualized return on average assets (ROA) was 1.34% for the three months ended March 31, 2001 compared with 1.22% for the same period in 2000.

Management believes the improvement shown between the first three months of 2001 and the same period in 2000 can be attributed to growth in our core lending business, strong earnings on new product lines, an increase in mortgage loan sales and improvement in back office efficiency.

Net Interest Income / Net Interest Margin
-----------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of net interest margin and the level of average earning assets. Net interest income after the provision for loan losses was $3.9 million for the first quarter ended March 31, 2001 compared to $3.7 million for the same quarter in 2000. Total interest income increased $636,000, or 8.5%, for the first quarter of 2001 compared to 2000. This growth resulted primarily from an increase in the average balance of loans to $298.0 million during the first quarter of 2001 compared to $276.7 for the same period in 2000 coupled with an increase in the average yield on loans to 9.1% during the first quarter of 2001 compared to 8.7% for the same period in 2000.

Additionally, investment income decreased 7.1%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease was the result of a change in asset mix from the securities portfolio to the loan portfolio. Average security balances declined 7.6% from $105.9 million during the first quarter of 2000 to $98.4 million during the first quarter of 2001.

Interest expense, increased 13.1%, to $4.1 million for the three months ended March 31, 2001 compared to $3.6 million for the same period in 2000. Interest on deposits increased $561,000 for the first quarter of 2001 compared to the first quarter of 2000. This increase is attributed to an increase of $12.9 million, or 4.7%, in the average balance of interest-bearing deposits for the first quarter of 2001 compared to the same period in 2000, coupled with an increase in the average rate on interest bearing deposits to 5.0% during the first quarter of 2001 compared to 4.3% in the first quarter of 2000. Interest expense on short-term borrowings increased $31,000 primarily as a result of a $9.7 million or 32.6% increase in the average balance of repurchase agreements in the first quarter of 2001 compared to the same period in 2000, coupled with a $4.9 million decrease in average federal funds purchased. The average rate on short-term borrowings decreased from 5.0% for the first quarter of 2000 to 4.8% for the first quarter of 2001.

The net interest margin improved to 4.24% for the three months ended March 31, 2001 compared to 4.21% for the same period in 2000. The margin increased during these periods primarily because the Bank's earning asset mix shifted toward more loans and fewer securities, and the Bank's liabilities repriced more quickly than its assets as the prime rate decreased 200 basis points from January 2001 to March 2001.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income decreased $101,000 for the three months ended March 31, 2001 compared to the same period in 2000. Unrealized securities losses are comprised entirely of net unrealized losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' Deferred Compensation Plan. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. This net unrealized loss is directly offset by a decrease to directors' fee expense, and is included in the line item identified on page 5 of the consolidated condensed financial statements as "Appreciation (depreciation) on directors' deferred compensation plan." The activity in the rabbi trust has no effect on the Company's net income.

Omitting the unrealized losses/gains on the rabbi trust from 2001 and 2000, other income increased $219,000 or 23.1% during the first quarter of 2001 compared to the first quarter of 2000. This growth mainly occurred in two areas. The Bank sells substantially all fixed rate residential mortgage loans it originates on the secondary market. Fee income on the sale of real estate mortgages in the secondary market increased $62,000 or 213.0%, primarily due to decreases in interest rates experienced during the first quarter of 2001. Service charges increased $156,000 or 42.7%, mainly due to the introduction of a new product, the Overdraft Protector.

Total other noninterest expense decreased $192,000 during the first three months of 2001 compared to the first three months in 2000. As previously discussed above, the net unrealized losses on trading securities in the rabbi trust directly reduced director fee expense in 2001, and the net unrealized gains increased directors' fees in 2000. Without the effect of the rabbi trust on 2001 and 2000, other noninterest expense would have increased $131,000 or 4.9%. These increases were comprised of several insignificant fluctuations, and reflected Management's continuing strategy to contain costs and increase efficiency through the use of technology.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company remained substantially unchanged at March 31, 2001 compared to December 31, 2000. The loan portfolio grew 2.9% during the first quarter of 2001 and loan activity has picked up substantially during April. Deposits grew 3.6% during the first quarter, while short-term borrowings, primarily repurchase agreements, declined 3.0%. Total investment securities decreased $4.1 million, or 4.2%, at March 31, 2001 compared to December 31, 2000. This occurred primarily because loan demand exceeded average deposit and repurchase agreement growth, and as securities matured, proceeds were used to fund loan growth.

Capital
-------
Shareholders' equity increased $1.0 million at March 31, 2001 compared to December 31, 2000. This increase was a result of year-to-date net income of $1.4 million, dividends paid of $676,000 and other comprehensive income (the net change in the Company's available-for-sale securities portfolio) of $280,000.

The Company's capital continues to exceed regulatory minimums. At March 31, 2001, the Company had a Tier I risk-based capital ratio of 13.2%, total risk-based capital ratio of 14.4%, and a leverage ratio of 8.9%. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. Banks with Tier I risk-based capital ratios of 6.0% and total risk-based capital ratios of 10.0% are considered "well capitalized."

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2001, the Bank had $5.5 million of loans internally classified. The allowance for loan losses was $4.0 million, or 1.30% of total loans at March 31, 2001 compared to $3.9 million, or 1.31%, of net loans receivable at December 31, 2000. A portion of classified loans are non-accrual loans. The Bank had non-accrual loans totaling $913,000 at March 31, 2001 compared to $332,000 at December 31, 2000.

Liquidity and Capital Resources
-------------------------------

Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments, increased deposits and total institutional borrowing capacity.

Management believes that it has adequate liquidity for the Company's short and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company by retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLBI). FHLBI advances were $6.5 million at both March 31, 2001 and December 31, 2000. As interest rates have declined during 2001, rates on FHLBI advances have become more attractive, and the Company plans to utilize advances to assist in funding loan growth.

Impact of Inflation and Changing Prices
---------------------------------------

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

The primary assets and liabilities of the Company are monetary in nature. Consequently, interest rates generally have a more significant impact on performance than the effects of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services. In a period of rapidly rising interest rates, the liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Other
-----

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including Monroe Bancorp (ticker symbol MROE). The address is http://www.sec.gov.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk
-------              ----------------------------------------------------------

Market risk of the Company encompasses exposure to both liquidity risk and interest rate risk and is reviewed quarterly by the Asset/Liability Committee ("ALCO") and the Board of Directors. Liquidity was addressed as part of the discussion entitled "Liquidity and Capital Resources."

The Bank's interest rate risk is measured by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets and liabilities in the event of adverse movements in interest rates. Interest rate risk exposure is measured using an interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates. Another method also used to enhance the overall process is interest rate sensitivity gap analysis. This method is utilized to determine the repricing characteristics of the Bank's assets and liabilities.

NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This particular analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 1% - 3% increase and decrease in interest rates. The Company's Board of Directors adopted an interest rate risk policy which established a 10% maximum increase and decrease in the NPV in the event of a sudden and sustained 2% increase or decrease in interest rates.

Beginning March 31, 2001, the Bank was able to use computer generated reports to more accurately report the repricing of one-to-four family, multi-family and nonfarm/nonresidential (i.e., commercial) variable rate mortgage loans (see "new method" table). Prior to March 31, 2001, a single average number of months until these loans repriced was calculated for each of these loan types (see "old method" table).

The following two tables represent the Bank's projected change in NPV for the various rate shock levels as of March 31, 2001:


               Net Portfolio Value at March 31, 2001 (new method)
               --------------------------------------------------

    Change in Interest Rate    Dollar Amount      $ Change in     % Change in
        (basis points)         (in thousands)          NPV             NPV
        --------------         --------------          ---             ---
             +300                 $ 58,144          $ (1,658)        (2.77)%
             +200                   58,707            (1,095)        (1.83)
             +100                   59,258              (544)        (0.91)
                0                   59,802               ---           ---
             -100                   60,276               474          0.79
             -200                   60,615               813          1.36
             -300                   60,575               773          1.29


               Net Portfolio Value at March 31, 2001 (old method)
               --------------------------------------------------

    Change in Interest Rate    Dollar Amount      $ Change in     % Change in
        (basis points)         (in thousands)          NPV             NPV
        --------------         --------------          ---             ---
             +300                 $ 60,631          $   1,994         3.40%
             +200                   60,024              1,387         2.37
             +100                   59,358                721         1.23
                0                   58,637                ---          ---
             -100                   57,793               (844)       (1.44)
             -200                   56,761             (1,876)       (3.20)
             -300                   55,295             (3,342)       (5.70)

The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2000 under the old method:

              Net Portfolio Value at December 31, 2000 (old method)
              -----------------------------------------------------

    Change in Interest Rate    Dollar Amount      $ Change in     % Change in
        (basis points)         (in thousands)          NPV             NPV
        --------------         --------------          ---             ---
             +300                 $ 58,148          $ 1,316           2.32%
             +200                   57,766              934           1.64
             +100                   57,324              492           0.87
                0                   56,832              ---           ---
             -100                   56,125             (707)         (1.24)
             -200                   55,096           (1,736)         (3.05)
             -300                   53,858           (2,974)         (5.23)


The March 31, 2001 (new method) table above indicates that the Bank's estimated NPV would be expected to decrease by 277 basis points as of March 31, 2001 in the event of a sudden and sustained 300 basis point increase in interest rates. In the event of sudden and sustained 300 basis point decrease in prevailing interest rates, the Bank's estimated NPV would be expected to increase 129 basis points. As of March 31, 2001 the Company's estimated changes in NPV were within the approved guidelines established by the Board of Directors.

When the March 31, 2001 change in NPV is calculated using the old method of averaging the repricing term of these loans (March 31, 2001 "old method" table above), the results are similar to the change in NPV at December 31, 2000. Management does not believe the maturities or repricing terms of the Bank's loans or deposits fluctuated significantly between December 31, 2000 and March 31, 2001.

Computations of prospective effects of hypothetical interest rate changes are based on a number of assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off rates, and should not be relied upon as indicative of actual results. These computations do not contemplate any actions management may undertake in response to changes in interest rates. The NPV calculation is based on the net present value of discounted cash flows utilizing certain prepayment assumptions and market interest rates.

Certain shortcomings are inherent in the method of computing the estimated NPV. Actual results may differ from that information presented in the table above should market conditions vary from the assumptions used in preparation of the table information. If interest rates remain or decrease below current levels, the proportion of adjustable rate loans in the loan portfolio could decrease in future periods due to refinancing activity. Also, in the event of an interest rate change, prepayment and early withdrawal levels would likely be different from those assumed in the table. Lastly, the ability of many borrowers to repay their adjustable rate debt may decline during a rising interest rate environment.

                           Part II - Other Information

Item 1.              Legal Proceedings.
-------              ------------------
                     None.

Item 2.              Changes in Securities.
-------              ----------------------
                     None

Item 3.              Defaults upon Senior Securities.
-------              --------------------------------
                     Not applicable.

Item 4.              Submission of Matters to a Vote by Security Holders.
-------              ----------------------------------------------------
                     None.

Item 5.              Other Information.
-------              ------------------
                     None.

Item 6a.             Exhibits.
--------             ---------

Exhibit No:          Description of Exhibit:
-----------          -----------------------

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

10 (v) Monroe Bancorp Thrift Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

Item 6b.             Reports filed on Form 8-K.
-------              --------------------------
                     No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MONROE BANCORP

    Date: May 11, 2001               By: /s/ Mark D. Bradford
          ------------                   ----------------------
                                         Mark D. Bradford, President and
                                         Chief Executive Officer

    Date: May 11, 2001               By: /s/ Kathryn E. Burns
          ------------                   ----------------------
                                         Kathryn E. Burns, Sr. Vice President,
                                         Chief Financial Officer