Form 10-Q
period 2001-06-30
MONROE BANCORP
filed 2001-08-14
CIK 745456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.  000-31951
                     ---------

                                 MONROE BANCORP
             (Exact name of registrant as specified in its charter)

          Indiana                                           35-1594 017
-------------------------------               ---------------------------------
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

                                            Yes  X     No
                                                ---       ---

Outstanding Shares of Common Stock on July 31, 2001:  6,150,240
                                                      ---------

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        -------

Forward Looking Statements....................................................3


Part I. Financial Information:

    Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheet........................4

                  Consolidated Condensed Statement of Income - Six Months.....5

                  Consolidated Condensed Statement of Income - Three Months...6

                  Consolidated Condensed Statement of Shareholders' Equity....7

                  Consolidated Condensed Statement of Cash Flows..............8

                  Notes to Consolidated Condensed Financial Statements........9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................10

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk......13

Part II.  Other Information:

    Item 1.  Legal Proceedings...............................................16

    Item 2.  Changes In Securities...........................................16

    Item 3.  Defaults Upon Senior Securities.................................16

    Item 4.  Submission of Matters to a Vote of Security Holders.............16

    Item 5.  Other Information...............................................16

    Item 6a. Exhibits........................................................16

    Item 6b. Reports Filed on Form 8-K.......................................17

Signatures...................................................................18

Forward Looking Statements
--------------------------

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis, contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief, outlook, estimate or expectations of Monroe Bancorp and subsidiary (the "Company"), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Quarterly Report are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Quarterly Report identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

Item 1.       Financial Statements
-------       ---------------------

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                      June 30,    December 31,
                                                                        2001         2000
                                                                   ---------------------------
Assets
     Cash and due from banks ....................................    $  21,512     $  19,483
     Federal funds sold .........................................        5,800         6,500
                                                                     -----------------------
       Cash and cash equivalents ................................       27,312        25,983
     Trading securities .........................................        3,113         3,171
     Investment securities
         Available for sale .....................................       17,936        23,636
         Held to maturity .......................................       66,545        75,443
                                                                     -----------------------
              Total investment securities .......................       84,481        99,079
     Loans held for sale ........................................          612           794
     Loans, net of allowance for loan losses of $3,890 and $3,873      319,323       292,092
     Premises and equipment .....................................       10,664        10,447
     Federal Home Loan Bank of Indianapolis stock, at cost ......        1,350         1,257
     Interest receivable and other assets .......................        8,793         9,008
                                                                     -----------------------

         Total assets ...........................................    $ 455,648     $ 441,831
                                                                     =======================

Liabilities
     Deposits
         Noninterest-bearing ....................................    $  53,880     $  58,846
         Interest-bearing .......................................      307,961       284,149
                                                                     -----------------------
              Total deposits ....................................      361,841       342,995
     Short-term borrowings ......................................       35,267        48,871
     Long-term debt .............................................       12,699         6,542
     Interest payable and other liabilities .....................        6,212         5,691
                                                                     -----------------------
         Total liabilities ......................................      416,019       404,099
                                                                     -----------------------

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
         Authorized - 18,000,000 shares
         Issued and outstanding -6,150,240 shares ...............          137           137
     Additional paid-in capital .................................        3,347         3,346
     Retained earnings ..........................................       35,992        34,392
     Accumulated other comprehensive income .....................          261           (35)
     Unearned ESOT shares .......................................         (108)         (108)
                                                                     -----------------------
            Total shareholders' equity ..........................       39,629        37,732
                                                                     -----------------------
            Total liabilities and shareholders' equity ..........    $ 455,648     $ 441,831
                                                                     =======================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                Six Months Ended
                                                                    June 30
                                                             ---------------------
                                                               2001          2000
                                                             ---------------------
Interest Income
     Loans, including fees ..............................    $ 13,396     $ 12,308
     Trading securities .................................          43           40
     Investment securities
         Taxable ........................................       1,878        2,033
         Tax exempt .....................................         654          779
       Federal funds sold ...............................          69           60
                                                             ---------------------
         Total interest income ..........................      16,040       15,220
                                                             ---------------------

Interest Expense
     Deposits ...........................................       6,851        6,115
     Short-term borrowings ..............................         833          980
     Long-term debt .....................................         233          396
                                                             ---------------------
         Total interest expense .........................       7,917        7,491
                                                             ---------------------

Net Interest Income .....................................       8,123        7,729
     Provision for loan losses ..........................         320          360
                                                             ---------------------
Net Interest Income After Provision for Loan Losses .....       7,803        7,369
                                                             ---------------------

Other Income
     Trust fees .........................................         435          391
     Service charges on deposit accounts ................       1,050          748
     Commission income ..................................         310          332
     Securities gains ...................................           4           10
     Unrealized loss on trading securities ..............        (137)          (9)
     Gain on sale of loans ..............................         229           91
     Other operating income .............................         531          382
                                                             ---------------------
         Total other income .............................       2,422        1,945
                                                             ---------------------

Other Expenses
     Salaries and employee benefits .....................       3,565        3,324
     Premises and equipment .............................         965          916
     Advertising ........................................         251          221
     Appreciation (depreciation) on directors' deferred
       compensation plan ................................         (96)          34
     Other operating expense ............................       1,029          919
                                                             ---------------------
         Total other expenses ...........................       5,714        5,414
                                                             ---------------------

Income Before Income Tax ................................       4,511        3,900
     Income tax expense .................................       1,560        1,297
                                                             ---------------------

Net Income ..............................................    $  2,951     $  2,603
                                                             =====================

Basic earnings per share ................................    $    .48     $    .42
Diluted earnings per share ..............................      .   48          .42

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                           Three Months Ended
                                                                June 30
                                                           ------------------
                                                             2001       2000
                                                           ------------------
Interest Income
     Loans, including fees ............................    $ 6,682    $ 6,295
     Trading securities ...............................         23         18
     Investment securities
         Taxable ......................................        898      1,014
         Tax exempt ...................................        321        385
     Federal funds sold ...............................         30         58
                                                           ------------------
         Total interest income ........................      7,954      7,770
                                                           ------------------

Interest Expense
     Deposits .........................................      3,374      3,199
     Short-term borrowings ............................        333        511
     Long-term debt ...................................        137        182
                                                           ------------------
         Total interest expense .......................      3,844      3,892
                                                           ------------------

Net Interest Income ...................................      4,110      3,878
     Provision for loan losses ........................        170        180
                                                           ------------------
Net Interest Income After Provision for Loan Losses ...      3,940      3,698
                                                           ------------------

Other Income
     Trust fees .......................................        221        199
     Service charges on deposit accounts ..............        529        383
     Commission income ................................        196        190
     Securities gains (losses) ........................          1         (8)
     Unrealized gain (loss) on trading securities .....        108        (84)
     Gain on sale of loans ............................        137         62
     Other operating income ...........................        307        179
                                                           ------------------
         Total other income ...........................      1,499        921
                                                           ------------------

Other Expenses
     Salaries and employee benefits ...................      1,844      1,677
     Premises and equipment ...........................        475        451
     Advertising ......................................        134         98
     Appreciation (depreciation) on directors' deferred
       compensation plan ..............................        128        (69)
     Other operating expense ..........................        551        482
                                                           ------------------
         Total other expenses .........................      3,132      2,639
                                                           ------------------

Income Before Income Tax ..............................      2,307      1,980
     Income tax expense ...............................        803        659
                                                           ------------------

Net Income ............................................    $ 1,504    $ 1,321
                                                           ==================

Basic earnings per share ..............................    $   .24    $   .21
Diluted earnings per share ............................     .   24        .21

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                                             Unearned
                                    Common Stock                                              Accumulated     Employee
                               ----------------------- Additional                                Other         Stock
                                  Shares                Paid In    Comprehensive  Retained   Comprehensive   Ownership
                               Outstanding    Amount    Capital        Income     Earnings   Income (Loss)  Trust Shares   Total
                               ----------------------------------------------------------------------------------------------------
Balances, January 1, 2001        6,150,240      $ 137    $ 3,346                   $34,392       $ (35)       $ (108)     $ 37,732

Comprehensive Income:
    Net income for the period                                          $ 2,951       2,951                                   2,951
    Unrealized gains on securities                                         296                      296                        296
    Cash dividend ($.22 per share)                                                  (1,351)                                 (1,351)
    ESOT shares earned                                         1                                                                 1
                               ----------------------------------------------------------------------------------------------------

Balances, June 30, 2001          6,150,240      $ 137     $3,347       $ 3,247     $35,992        $ 261       $ (108)      $39,629
                               ====================================================================================================


See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              ---------------------
                                                                                2001         2000
                                                                              ---------------------
Operating Activities
     Net income ..........................................................    $  2,951     $  2,603
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses .........................................         320          360
       Depreciation and amortization .....................................         370          354
       Deferred income tax ...............................................         148          (21)
       Investment securities amortization ................................         117          161
       Securities (gain) loss ............................................          (4)           2
       Origination of loans held for sale ................................     (16,295)      (7,393)
       Proceeds from sale of loans held for sale .........................      16,706        7,605
       Gain on sale of loans held for sale ...............................        (229)         (91)
       ESOT compensation .................................................          --            4
       Net change in:
         Trading securities ..............................................          62           (7)
         Interest receivable and other assets ............................        (129)        (556)
         Interest payable and other liabilities ..........................         521          (83)
                                                                              ---------------------
              Net cash provided by operating activities ..................       4,538        2,938
                                                                              ---------------------

Investing Activities
     Purchases of securities available for sale ..........................      (3,515)         (83)
     Proceeds from sales of securities available for sale ................          25          137
     Proceeds from paydowns and maturities of securities
         available for sale ..............................................       9,670        1,000
     Purchases of securities held to maturity ............................          --       (2,004)
     Proceeds from paydowns and  maturities of securities held to maturity       8,794        5,908
     Purchase of FHLB stock ..............................................         (93)         (74)
     Net change in loans .................................................     (27,551)     (17,627)
     Purchases of premises and equipment .................................        (587)        (474)
                                                                              ---------------------
              Net cash used by investing activities ......................     (13,257)     (13,217)
                                                                              ---------------------

Financing Activities
     Net change in
       Noninterest-bearing, interest-bearing demand and savings deposits .      23,856        4,561
       Certificates of deposit ...........................................      (5,010)      40,493
       Short-term borrowings .............................................     (13,604)      (9,460)
     Proceeds of long-term debt ..........................................       8,183           --
     Repayment of long-term debt .........................................      (2,026)      (9,098)
     Cash dividends paid .................................................      (1,351)      (1,228)
                                                                              ---------------------
              Net cash provided (used) by financing activities ...........      10,048       25,268
                                                                              ---------------------
Net Change in Cash and Cash Equivalents ..................................       1,329       14,989
Cash and Cash Equivalents, Beginning of Period ...........................      25,983       17,404
                                                                              ---------------------

Cash and Cash Equivalents, End of Period .................................    $ 27,312     $ 32,393
                                                                              =====================

Supplemental cash flow disclosures
     Interest paid .......................................................    $  8,114     $  7,383
     Income tax paid .....................................................       1,505        1,145

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank"). A summary of significant accounting policies is set forth in
Note 1 of Notes to Financial Statements included in the December 31, 2000, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 2001, and for the six months and three months ended June 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                                 Six months ended
                                                 ----------------
                                        June 30, 2001        June 30, 2000
                                        -------------        -------------
Weighted average shares outstanding       6,150,240            6,150,240
Average unearned ESOT shares                 (9,313)             (17,500)
                                        -------------        -------------
   Shares used to compute basic and
       diluted earnings per share         6,140,927            6,132,740
                                        =============        =============


                                                Three months ended
                                                ------------------
                                        June 30, 2001        June 30, 2000
                                        -------------        -------------
 Weighted average shares outstanding      6,150,240            6,150,240
Average unearned ESOT shares                  (8,051)            (16,250)
                                        -------------        -------------
   Shares used to compute basic and
       diluted earnings per share         6,142,189            6,133,990
                                        =============        =============

Unexercised option shares outstanding at June 30, 2001 and 2000 were not included in the earnings per share calculation because the exercise price exceeded the market price.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       Results of Operations
              ---------------------------------------------------------------

General
-------

Monroe Bancorp (the "Company") is a one-bank holding company formed under Indiana law in 1984. The Company holds all of the outstanding stock of Monroe Bank, formerly Monroe County Bank, (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Company has made substantial progress toward expanding into eastern Hendricks County, which is adjacent to Marion County and the Indianapolis, Indiana area. To date, we have hired five employees to staff our Avon and Plainfield branches, including an experienced lender from within the Hendricks County market to lead the Bank's business development initiatives as regional manager and the branch managers/business development officers for both the Avon and Plainfield branches. We have also added $4.2 million of loans to our portfolio from our Hendricks County operations. We have signed leases for our branches in Avon and Plainfield and anticipate opening the doors for business at our Avon branch in September 2001 and at our Plainfield branch in October 2001. We will follow these branch openings with a third Central Indiana branch in 2002. Through competitive pricing, marketing and an emphasis on personal service, we hope to be able to position ourselves as a strong competitor in this affluent, fast-growing market. Additionally, by continuing to hire experienced and established professionals from within the community, we will have a head start in positioning the Bank and its employees as community leaders.

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


Results of Operations
---------------------

Overview
--------
Net income for the second quarter was $1.5 million compared with $1.3 million for the same quarter last year. Basic and diluted earnings per share were $0.24 for the three months ended June 30, 2001 compared to $0.21 for the three months ended June 30, 2000. Net income was $3.0 million and $2.6 million for the six-month periods ended June 30, 2001 and 2000, respectively. Basic and diluted earnings per share were $0.48 for the six months ended June 30 2001, compared to $0.42 for the six months ended June 30, 2000.

Annualized return on average equity (ROE) for the second quarter increased to 15.32% compared with 14.95% for the same quarter last year. The annualized return on average assets (ROA) was 1.36% for the second quarter of 2001 compared with 1.22% for the same period in 2000. For the six-month periods ended June 30, 2001 and 2000, annualized ROE was 15.31% and 14.85%, respectively, while the annualized ROA was 1.35% and 1.23%, respectively.

Management believes the improvement shown between the first six months of 2001 and the same period in 2000 can be attributed to growth in our core lending business, strong earnings on new product lines, an increase in mortgage loan sales and an improvement in back office efficiency.

Net Interest Income / Net Interest Margin
-----------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. Net interest income after the provision for loan losses was $3.9 million for the three months ended June 30, 2001 compared to $3.7 million for the same period in 2000, an increase of 6.5%. Total interest income increased by $184,000, or 2.4%, for the second quarter of 2001 compared to the second quarter of 2000. This growth resulted primarily from an increase in the average balance of loans to $314.1 million during the second quarter of 2001 compared to $282.8 for the same period in 2000. This growth was partially offset by a decrease in the average balance of investment securities to $94.0 million in the second quarter of 2001 compared to $106.7 in the second quarter of 2000. Interest expense decreased $48,000 for the second quarter of 2001 compared to the second quarter of 2000. This decrease resulted primarily from a decrease in the average rate paid on interest bearing liabilities. Average interest bearing liabilities increased $11.2 million in the second quarter of 2001 compared to 2000.

The tax equivalent yield on earning assets decreased during the second quarter of 2001 to 7.9% compared to 8.1% for the second quarter of 2000. This was a reflection of a decrease in the prime rate, from 9.50% during the second quarter of 2000 to 6.75% at the end of the second quarter of 2001. The rate on interest bearing liabilities also decreased, from 4.7% during the second quarter of 2000 to 4.5% for the second quarter of 2001. Our net interest margin remained unchanged, at 4.2% for the second quarters of 2001 and 2000.

For the six months ended June 30, 2001, net interest income after the provision for loan losses was $7.8 million compared to $7.4 million for the same period in 2000, an increase of 5.9%. Total interest income increased by $820,000, or 5.4%, for the first six months of 2001 compared to the same period in 2000. Once again, this growth resulted primarily from an increase in the average balance of loans to $306.1 million for the first six months of 2001 compared to $279.7 million for the same period in 2000, an increase of 9.4%. This growth was partially offset by a decrease in the average balance of investment securities to $97.3 million for the first six months of 2001 compared to $107.5 for the same period of 2000.

The tax equivalent yield on earning assets remained virtually unchanged at 8.1% for the first six months of 2001 and 2000. The rate on interest bearing liabilities increased to 4.7% for the first six months of 2001 from 4.6% for the same period in 2000. This increase primarily reflected higher yielding certificates of deposit issued in the fall of 2000 which did not begin maturing until June 2001. Our net interest margin remained virtually unchanged at 4.2% for the first six months of 2001 and 2000.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income increased $578,000 for the three months ended June 30, 2001 compared to the same period in 2000. Unrealized securities gains and losses are comprised entirely of net unrealized gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' Deferred Compensation Plan. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any net unrealized loss is directly offset by a decrease to directors' fee expense, and conversely, any net unrealized gain is directly offset by an increase to directors' fee expense. This is included in the line item identified on page 5 of the consolidated condensed financial statements as "Appreciation (depreciation) on directors' deferred compensation plan." The activity in the rabbi trust has no effect on the Company's net income.

Omitting the unrealized losses/gains on the rabbi trust from 2001 and 2000, noninterest income increased $386,000 or 38.4% during the second quarter of 2001 compared to the second quarter of 2000. This growth mainly occurred in two areas. The Bank sells substantially all fixed rate residential mortgage loans it originates on the secondary market. Gains on these sales increased $75,000 during the second quarter of 2001 compared to 2000, or 121.0%, primarily because decreases in interest rates induced customers to refinance plus we expanded our marketing and loan origination efforts. Service charges increased $146,000 or 38.1%, mainly due to the introduction of a new product, the Overdraft Protector. We also sold a section of land at one of our branches to the city for a road construction project, and recognized an $88,000 one time gain on the sale during the second quarter of 2001 which contributed to the $128,000 increase in other income.

For the first six months of 2001, noninterest income increased $477,000 or 24.5% over the same period for 2000. Omitting the unrealized gains and losses from the rabbi trust, noninterest income increased $605,000 or 40.0%. As mentioned above, the majority of these increases occurred in service charges which increased $302,000 and in gains on the sale of mortgages in the secondary market which increased $138,000.

Total other noninterest expense increased $493,000 during the second quarter of 2001 compared to the same period in 2000. As previously discussed above, the net unrealized gains on trading securities in the rabbi trust directly increased director fee expense in 2001, and the net unrealized losses decreased directors' fees in 2000. Without the effect of the rabbi trust on 2001 and 2000, other noninterest expense increased $296,000 or 10.9%. Salaries and employee benefits increased $167,000 or 10.0% for two reasons. First, we hired several employees to staff our new Hendricks County branches and second, commission expense, which is included in salaries, also increased because higher commissions were paid to mortgage loan originators due to increased volume.

For the first six months of 2001, noninterest expense increased $300,000 or 5.5% over the same period of 2000. Without the effect of the rabbi trust unrealized gains/losses on directors' fee expense, noninterest expense increased $430,000 or 8.0%. Once again, the bulk of this increase occurred in salaries and employee benefits, which increased $241,000 or 7.3% due to the reasons mentioned above.


Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company increased 3.1%, or $13.8 million at June 30, 2001 compared to December 31, 2000. The loan portfolio (excluding loans held for sale) grew 9.3% during the first half of 2001. Total investment securities decreased by $14.6 million, or 14.7%, at June 30, 2001 compared to December 31, 2000. This occurred primarily because loan demand exceeded the growth of average deposits and borrowed funds. As securities matured, proceeds were used to fund loan growth. Deposits grew 5.5% during first six months of 2001, while short-term borrowings, primarily repurchase agreements, declined $13.6 million or 27.8%. This decrease occurred primarily because of two factors. One of our municipal accounts had an exceptionally high balance at December 31, 2000. Also, during the first six months of 2001, several not-for-profit entities and municipalities agreed to transfer their repurchase agreements to interest bearing demand deposit accounts. This was done to eliminate the need to purchase additional securities as collateral and thus improve the margin.

Capital
-------
Shareholders' equity increased $1.9 million at June 30, 2001 compared to December 31, 2000. This increase was a result of year-to-date net income of $3.0 million, dividends paid of $1.4 million and other comprehensive income (the net change in the Company's available-for-sale securities portfolio) of $296,000.

The Company's capital continues to exceed regulatory minimums. At June 30, 2001, the Company had a Tier I risk-based capital ratio of 12.9%, total risk-based capital ratio of 14.2%, and a leverage ratio of 8.9%. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. Banks with Tier I risk-based capital ratios of 6.0% and total risk-based capital ratios of 10.0% are considered "well capitalized."

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------

The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of June 30, 2001, the Bank had $5.2 million of loans internally classified. The allowance for loan losses was $3.9 million, or 1.2% of total loans at June 30, 2001 compared to $3.9 million, or 1.3%, of total loans at December 31, 2000. A portion of classified loans are non-accrual loans. The Bank had non-accrual loans totaling $569,000 at June 30, 2001 compared to $332,000 at December 31, 2000.

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

Management believes that it has adequate liquidity for the Company's short and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company by retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLBI). FHLBI advances were $11.4 million at June 30, 2001 compared to $6.7 million at December 31, 2000. As interest rates have declined during 2001, rates on longer term FHLBI advances have become attractive, and the Company has utilized advances to assist in funding loan growth.

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

The primary assets and liabilities of the Company are monetary in nature. Consequently, interest rates generally have a more significant impact on performance than the effects of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services. In a period of rapidly rising interest rates, the liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels. The Company constantly monitors the liquidity and maturity structure of its assets and liabilities, and believes active asset/liability management has been an important factor in its ability to record consistent earnings growth through periods of interest rate volatility.

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


Item 3.       Quantitative and Qualitative Disclosures about Market Risk
-------       ----------------------------------------------------------

Market risk of the Company encompasses exposure to both liquidity risk and interest rate risk and is reviewed on an ongoing basis by management and quarterly by the Asset/Liability Committee ("ALCO") and the Board of Directors. Liquidity was addressed as part of the discussion entitled "Liquidity and Capital Resources."

The Company's interest sensitivity position at June 30, 2001 remained adequate to meet the Company's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This particular analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 1% - 3% (100 - 300 basis point) increase or decrease in interest rates. The Company's Board of Directors adopted an interest rate risk policy which established a 10% maximum increase or decrease in the NPV in the event of a sudden and sustained 2% (200 basis point) increase or decrease in interest rates.

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

The following two tables represent the Bank's projected change in NPV for the various rate change (rate shock) levels as of June 30, 2001:

                 Net Portfolio Value at June 30, 2001 (new method)
                 -------------------------------------------------
    Change in Interest Rate    Dollar Amount      $ Change in     % Change in
         (basis points)        (in thousands)          NPV             NPV
    -----------------------    --------------     ------------    ------------
              +300                $ 58,130          $ (1,743)         (2.91)%
              +200                  58,724            (1,149)         (1.92)
              +100                  59,298              (575)         (0.96)
                 0                  59,873               ---            ---
              -100                  60,412               539           0.90
              -200                  60,511               638           1.06
              -300                  60,213               340           0.57


                 Net Portfolio Value at June 30, 2001 (old method)
                 -------------------------------------------------
    Change in Interest Rate    Dollar Amount      $ Change in     % Change in
         (basis points)        (in thousands)          NPV             NPV
    -----------------------    --------------     ------------    ------------
              +300                $ 62,592          $   3,025          5.08%
              +200                  61,656              2,089          3.51
              +100                  60,647              1,080          1.81
                 0                  59,567                ---           ---
              -100                  58,366             (1,201)        (2.02)
              -200                  56,619             (2,948)        (4.95)
              -300                  54,374             (5,193)        (8.72)


The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2000 under the old method:

             Net Portfolio Value at December 31, 2000 (old method)
             -----------------------------------------------------
    Change in Interest Rate    Dollar Amount      $ Change in     % Change in
         (basis points)        (in thousands)          NPV             NPV
    -----------------------    --------------     ------------    ------------
             +300                 $ 58,148          $ 1,316            2.32%
             +200                   57,766              934            1.64
             +100                   57,324              492            0.87
                0                   56,832              ---             ---
             -100                   56,125             (707)          (1.24)
             -200                   55,096           (1,736)          (3.05)
             -300                   53,858           (2,974)          (5.23)

The June 30, 2001 (new method) table above indicates that the Bank's estimated NPV would be expected to decrease by 291 basis points as of June 30, 2001 in the event of a sudden and sustained 300 basis point increase in interest rates. In the event of sudden and sustained 300 basis point decrease in prevailing interest rates, the Bank's estimated NPV would be expected to increase 57 basis points. As of June 30, 2001 the Company's estimated changes in NPV were well within the approved guidelines established by the Board of Directors.

When the June 30, 2001 change in NPV is calculated using the old method of averaging the repricing term of these loans (June 30, 2001 "old method" table above), the change in NPV moves in the same direction as the change in NPV at December 31, 2000. The magnitude of the change, both up and down was greater at June 30, 2001 than at December 31, 2000, but both are within the approved guidelines established by the Board of Directors. Management does not believe the gap between the maturities or repricing terms of the Bank's loans and deposits/borrowings fluctuated significantly between December 31, 2000 and June 30, 2001.

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

                           Part II - Other Information

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  None

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------
                  At the April 26,2001 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders. Election of Directors - The following directors were elected for a term of three years.

                                                     VOTE COUNT
                                              FOR      AGAINST    ABSTAINED
                                           ---------   -------    ---------
                  Joyce Claflin Harrell    4,965,437      0         23,716
                  Richard P. Rechter       4,943,437      0         45,716
                  Charles R. Royal, Jr.    4,983,137      0          6,016

                  Selection of Independent Public Accountants - Olive, LLP, Indianapolis, Indiana: Votes For - 4,603,263, Votes Against - 24,210, Votes Abstained - 13,190.

Item 5.           Other Information.
-------           ------------------
                  None.

Item 6a. Exhibits.
------------------

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

10 (v) Monroe Bancorp Thrift Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

Item 6b.          Reports filed on Form 8-K.
--------          --------------------------
                  Monroe Bancorp filed an 8-K on July 11, 2001, to report a press release issued June 29, 2001. The press release discussed the name change of the Bank, from Monroe County Bank to Monroe Bank, and contained an earnings release through May 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MONROE BANCORP

    Date:  August 11, 2001         By: /s/ Mark D. Bradford
           ---------------             -------------------------------------
                                       Mark D. Bradford, President and Chief
                                       Executive Officer

    Date:  August 11, 2001         By: /s/ Kathryn E. Burns
           ---------------             -------------------------------------
                                       Kathryn E. Burns, Sr. Vice President,
                                       Chief Financial Officer