Form 10-Q
period 2001-09-30
MONROE BANCORP
filed 2001-11-14
CIK 745456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    -----------

Commission File No.  000-31951
                     ---------

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

                                 Yes  X    No
                                     ---      ---

Outstanding Shares of Common Stock on October 31, 2001:  6,100,840
                                                         ---------

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        --------

Forward Looking Statements.....................................................3


Part I. Financial Information:

    Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheet.........................4

                  Consolidated Condensed Statement of Income - Nine Months.....5

                  Consolidated Condensed Statement of Income - Three Months....6

                  Consolidated Condensed Statement of Shareholders' Equity.....7

                  Consolidated Condensed Statement of Cash Flows...............8

                  Notes to Consolidated Condensed Financial Statements.........9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................10

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......14

Part II. Other Information:

    Item 1.  Legal Proceedings................................................18

    Item 2.  Changes In Securities............................................18

    Item 3.  Defaults Upon Senior Securities..................................18

    Item 4.  Submission of Matters to a Vote of Security Holders..............18

    Item 5.  Other Information................................................18

    Item 6a. Exhibits.........................................................18

    Item 6b. Reports Filed on Form 8-K........................................18

Signatures....................................................................19

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

Item 1.           Financial Statements
-------           ---------------------

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                    September 30,   December 31,
                                                                         2001           2000
                                                                      ---------      ---------
Assets
     Cash and due from banks ....................................     $  25,621      $  19,483
       Federal funds sold .......................................                        6,500
                                                                      ------------------------
            Cash and cash equivalents ...........................        25,621         25,983
     Trading securities .........................................         2,870          3,171
     Investment securities
         Available for sale .....................................        18,171         23,636
         Held to maturity .......................................        65,288         75,443
                                                                      ------------------------
              Total investment securities .......................        83,458         99,079
       Loans held for sale ......................................         1,823            794
     Loans, net of allowance for loan losses of $3,912 and $3,873       342,783        292,092
     Premises and equipment .....................................        10,990         10,447
     Federal Home Loan Bank of Indianapolis stock, at cost ......         1,350          1,257
     Interest receivable and other assets .......................         8,578          9,008
                                                                      ------------------------

         Total assets ...........................................     $ 477,474      $ 441,831
                                                                      ========================

Liabilities
     Deposits
         Noninterest-bearing ....................................     $  58,832      $  58,846
         Interest-bearing .......................................       304,441        284,149
                                                                      ------------------------
              Total deposits ....................................       363,273        342,995
     Short-term borrowings ......................................        43,621         48,871
     Long-term debt .............................................        24,177          6,542
     Interest payable and other liabilities .....................         6,427          5,691
                                                                      ------------------------
         Total liabilities ......................................       437,498        404,099
                                                                      ------------------------

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
         Authorized - 18,000,000 shares
         Issued and outstanding -6,100,840 and 6,150,240 shares,
                    respectively ................................           137            137
     Additional paid-in capital .................................         2,782          3,346
     Retained earnings ..........................................        36,742         34,392
     Accumulated other comprehensive income .....................           423            (35)
     Unearned ESOT shares .......................................          (108)          (108)
                                                                      ------------------------
            Total shareholders' equity ..........................        39,976         37,732
                                                                      ------------------------
         Total liabilities and shareholders' equity .............     $ 477,474      $ 441,831
                                                                      ========================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                 Nine Months Ended
                                                                    September 30
                                                              ----------------------
                                                                2001          2000
                                                              ----------------------
Interest Income
     Loans, including fees ..............................     $ 20,208      $ 19,015
     Trading securities .................................           62            61
     Investment securities
         Taxable ........................................        2,677         3,015
         Tax exempt .....................................          962         1,146
     Federal funds sold .................................           82           126
                                                              ----------------------
         Total interest income ..........................       23,991        23,363
                                                              ----------------------

Interest Expense
     Deposits ...........................................        9,948         9,571
     Short-term borrowings ..............................        1,085         1,592
     Long-term debt .....................................          473           496
                                                              ----------------------
         Total interest expense .........................       11,506        11,659
                                                              ----------------------

Net Interest Income .....................................       12,485        11,704
     Provision for loan losses ..........................          545           540
                                                              ----------------------
Net Interest Income After Provision for Loan Losses .....       11,940        11,164
                                                              ----------------------

Other Income
     Trust fees .........................................          651           598
     Service charges on deposit accounts ................        1,540         1,123
     Commission income ..................................          503           506
     Securities gains ...................................            4             6
     Unrealized loss on trading securities ..............         (412)          (16)
     Gain on sale of loans ..............................          311           148
     Other operating income .............................          724           590
                                                              ----------------------
         Total other income .............................        3,321         2,955
                                                              ----------------------

Other Expenses
     Salaries and employee benefits .....................        5,510         4,977
     Premises and equipment .............................        1,447         1,361
     Advertising ........................................          386           318
     Appreciation (depreciation) on directors' deferred
            compensation plan ...........................         (356)           45
     Other operating expense ............................        1,580         1,442
                                                              ----------------------
         Total other expenses ...........................        8,567         8,143
                                                              ----------------------

Income Before Income Tax ................................        6,694         5,976
     Income tax expense .................................        2,321         1,975
                                                              ----------------------

Net Income ..............................................     $  4,373      $  4,001
                                                              ======================

Basic earnings per share ................................     $    .71      $    .65
Diluted earnings per share ..............................          .71           .65

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                               Three Months Ended
                                                                  September 30
                                                              --------------------
                                                                2001         2000
                                                              --------------------
Interest Income
     Loans, including fees ..............................     $ 6,812      $ 6,706
     Trading securities .................................          19           22
     Investment securities
         Taxable ........................................         799          982
         Tax exempt .....................................         308          366
     Federal funds sold .................................          13           66
                                                              --------------------
         Total interest income ..........................       7,951        8,142
                                                              --------------------

Interest Expense
     Deposits ...........................................       3,097        3,457
     Short-term borrowings ..............................         252          611
     Long-term debt .....................................         240           99
                                                              --------------------
         Total interest expense .........................       3,589        4,167
                                                              --------------------

Net Interest Income .....................................       4,362        3,975
     Provision for loan losses ..........................         225          180
                                                              --------------------
Net Interest Income After Provision for Loan Losses .....       4,137        3,795
                                                              --------------------

Other Income
     Trust fees .........................................         216          207
     Service charges on deposit accounts ................         490          374
     Commission income ..................................         192          173
     Securities gains (losses) ..........................           1           (4)
     Unrealized gain (loss) on trading securities .......        (275)          (7)
     Gain on sale of loans ..............................          81           57
     Other operating income .............................         193          210
                                                              --------------------
         Total other income .............................         898        1,010
                                                              --------------------

Other Expenses
     Salaries and employee benefits .....................       1,945        1,695
     Premises and equipment .............................         481          445
     Advertising ........................................         135           97
     Appreciation (depreciation) on directors' deferred
            compensation plan ...........................        (259)          11
     Other operating expense ............................         551          481
                                                              --------------------
         Total other expenses ...........................       2,853        2,729
                                                              --------------------

Income Before Income Tax ................................       2,182        2,076
     Income tax expense .................................         760          678
                                                              --------------------

Net Income ..............................................     $ 1,422      $ 1,398
                                                              ====================

Basic earnings per share ................................     $   .23      $   .23
Diluted earnings per share ..............................         .23          .23

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                           Unearned
                                    Common Stock                                             Accumulated   Employee
                               ---------------------- Additional                               Other        Stock
                                  Shares               Paid In    Comprehensive  Retained   Comprehensive  Ownership
                               Outstanding   Amount    Capital        Income     Earnings   Income (Loss) Trust Shares     Total
                               ----------------------------------------------------------------------------------------------------
Balances, January 1, 2001        6,150,240     $ 137    $ 3,346                   $34,392       $ (35)      $ (108)       $ 37,732

Comprehensive Income:
    Net income for the period                                         $ 4,373       4,373                                    4,373
    Unrealized gains on securities                                        458                      458                         458
    Cash dividend ($.33 per share)                                                 (2,023)                                  (2,023)
    Common stock purchased                                 (571)                                                              (571)
    ESOT shares earned                                        7                                                                  7
                               ----------------------------------------------------------------------------------------------------

Balances, September 30, 2001     6,150,240     $ 137     $2,782       $ 4,831     $36,742        $ 423      $ (108)        $39,976
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

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               ----------------------
                                                                                 2001          2000
                                                                               ----------------------
Operating Activities
     Net income ..........................................................     $  4,373      $  4,001
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses .........................................          545           540
       Depreciation and amortization .....................................          560           526
       Deferred income tax ...............................................          256           110
       Investment securities amortization ................................          178           236
       Securities (gain) loss ............................................           (4)            1
       Origination of loans held for sale ................................      (28,198)      (11,890)
       Proceeds from sale of loans held for sale .........................       27,480        12,487
       Gain on sale of loans held for sale ...............................         (311)         (148)
       ESOT compensation .................................................            7           (12)
       Net change in:
         Trading securities ..............................................          304           (31)
         Interest receivable and other assets ............................         (130)       (1,169)
         Interest payable and other liabilities ..........................          736           342
                                                                               ----------------------
              Net cash provided by operating activities ..................        5,796         4,993
                                                                               ----------------------

Investing Activities
     Purchases of securities available for sale ..........................       (3,529)         (128)
     Proceeds from sales of securities available for sale ................           63           265
     Proceeds from paydowns and maturities of securities
            available for sale ...........................................        9,670         1,393
     Purchases of securities held to maturity ............................         (312)       (2,003)
     Proceeds from paydowns and  maturities of securities held to maturity       10,313         8,853
     Purchase of FHLB stock ..............................................          (93)          (74)
     Net change in loans .................................................      (51,236)      (20,142)
     Purchases of premises and equipment .................................       (1,103)         (635)
                                                                               ----------------------
              Net cash used by investing activities ......................      (36,227)      (12,471)
                                                                               ----------------------

Financing Activities
     Net change in
       Noninterest-bearing, interest-bearing demand and savings deposits .       16,099        17,048
       Certificates of deposit ...........................................        4,179         8,201
       Short-term borrowings .............................................       (5,250)         (789)
     Proceeds of long-term debt ..........................................       19,683           -
     Repayment of long-term debt .........................................       (2,048)       (9,603)
     Cash dividends paid .................................................       (2,023)       (1,839)
     Repurchases of common stock .........................................         (571)          -
                                                                               ----------------------
              Net cash provided (used) by financing activities ...........       30,069        13,018
                                                                               ----------------------
Net Change in Cash and Cash Equivalents ..................................         (362)        5,540
Cash and Cash Equivalents, Beginning of Period ...........................       25,983        17,404
                                                                               ----------------------

Cash and Cash Equivalents, End of Period .................................     $ 25,621      $ 22,944
                                                                               ======================

Supplemental cash flow disclosures
     Interest paid .......................................................     $ 11,561      $ 11,446
     Income tax paid .....................................................        2,260         1,745

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

The interim consolidated financial statements at September 30, 2001, and for the nine months and three months ended September 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                                 Nine months ended
                                                 -----------------
                                     September 30, 2001    September 30, 2000
                                     ------------------    ------------------
Weighted average shares outstanding      6,145,025              6,150,240
Average unearned ESOT shares                (8,051)              (18,134)
                                        ----------            ----------
   Shares used to compute basic and
       diluted earnings per share        6,136,974            6,132,106
                                        ==========            ==========


                                                Three months ended
                                                ------------------
                                     September 30, 2001    September 30, 2000
                                     ------------------    ------------------
Weighted average shares outstanding      6,134,766              6,150,240
Average unearned ESOT shares                (5,525)               (15,635)
                                        ----------             ----------
   Shares used to compute basic and
       diluted earnings per share        6,129,241              6,134,605
                                        ==========              ==========

Unexercised option shares outstanding at September 30, 2001 and 2000 were not included in the earnings per share calculation because the exercise price exceeded the market price.

Item 2.           Management's Discussion and Analysis of Financial Condition
-------           and Results of Operations
                  -----------------------------------------------------------

General
-------

Monroe Bancorp (the "Company") is a one-bank holding company formed under Indiana law in 1984. The Company holds all of the outstanding stock of Monroe Bank, formerly Monroe County Bank, (the "Bank"), which was formed in 1892. Banking is the primary business activity of the Company.


The Bank, with its primary offices located in Bloomington, Indiana, conducts business from sixteen locations in Monroe, Jackson, Lawrence, and Hendricks Counties, Indiana. Approximately 85% of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington.

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

Market Expansion
----------------
The Company has recently opened two branch offices in eastern Hendricks County, which is adjacent to Marion County and Indianapolis, Indiana. The Company's motive for entering this high growth market is to develop additional sources of business growth.

The Company opened its first branch in September of this year. The branch was located in the town of Avon. A second branch opened in October (Plainfield) and a third Hendricks County branch is planned to open late in the first quarter of 2002. Additional offices may be developed in surrounding communities as the Company refines its expansion strategies and tactics which are derived from three core concepts:

     o Hire experienced and established professionals from within the market. This accelerates the Bank's ability to build name recognition and credibility in the new market.
     o Avoid the start-up expense associated with pursuing the mass retail market. Instead open relatively low cost offices in professional buildings. Target marketing efforts to the high potential commercial real estate, residential mortgage, and large depositor segments.
     o Stress community involvement and business development activities supported by the involvement of executives from the Company's primary market.

Early results of the expansion strategy are encouraging. As of November 2, 2001, the Company's Hendricks County initiative has added $7.2 million of loans to its portfolio and over $5.0 million to its deposit base.

Results of Operations
---------------------

Overview
--------
Net income for the third quarter 2001 was $1.4 million a 1.7% increase over the same quarter last year. Basic and diluted earnings per share were $0.23 for the three months ended September 30, 2001 and 2000. Net income was $4.4 million for the nine-month period ended September 30, 2001 which represents a 9.3% increase over the $4.0 million net income in the nine-month period ended September 30, 2000. Basic and diluted earnings per share were $0.71 for the nine months ended September 30 2001, compared to $0.65 for the nine months ended September 30, 2000.

Annualized return on average equity (ROE) for the third quarter decreased to 14.08% compared with 15.30% for the same quarter last year. The annualized return on average assets (ROA) was 1.21% for the third quarter of 2001 compared with 1.28% for the same period in 2000. For the nine-month periods ended September 30, 2001 and 2000, annualized ROE was 14.89% and 15.00%, respectively, while the annualized ROA was 1.30% and 1.25%, respectively.

The growth in net income shown between the first nine months of 2001 and the same period in 2000 can be attributed to growth in our core lending business, an increase in mortgage loan sales, the maturity of high yielding time deposits and an improvement in back office efficiency. As expected, investment in opening the Company's new Hendricks County branches had a slight adverse impact on ROA and ROE during the third quarter.

As of September 30, 2001, year-to-date dividends paid were 0.33 per share, compared to 0.30 per share for the same period in 2000, an increase of 10.0%. At September 30, 2001 the dividend yield was 4.04% compared to 4.26% at September 30, 2000. The decrease in yield occurred due to an increase in the market value of the stock. In keeping with management's strategy, the Company has increased the dividend rate each year for more than 15 years.

Net Interest Income / Net Interest Margin
-----------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin was 4.19% for the quarter ended September 30, 2001, compared to 4.13% for the same quarter last year. The 2001 year to date tax-equivalent margin was also 4.19%, compared to 4.17% for the same period last year. Strong loan growth coupled with the maturity of high yielding time deposits has helped to increase the margin.

Net interest income after the provision for loan losses was $4.1 million for the three months ended September 30, 2001 compared to $3.8 million for the same period in 2000, an increase of 9.0%. Total interest income decreased by $191,000, or 2.3%, for the third quarter of 2001 compared to the third quarter of 2000. This decrease was the result of a decrease in the average tax-equivalent yield on earning assets to 7.5% compared to 8.3% for the third quarter of 2000. This decrease reflects the declining interest rate environment experienced during 2001. The average balance of loans increased to $338.4 million during the third quarter of 2001 compared to $293.7 million for the same period in 2000. This growth was partially offset by a decrease in the average balance of investment securities to $86.7 million in the third quarter of 2001 compared to $102.7 million in the third quarter of 2000. Interest expense decreased $578,000 for the third quarter of 2001 compared to the third quarter of 2000. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities to 4.0% during the third quarter of 2001 from 4.9% for the same quarter in 2000. Average interest bearing liabilities increased $23.2 million in the third quarter of 2001 compared to 2000. The Company's net interest margin improved to 4.2% for the third quarter of 2001 compared to 4.1% for the third quarter of 2000.

For the nine months ended September 30, 2001, net interest income after the provision for loan losses was $11.9 million compared to $11.2 million for the same period in 2000, an increase of 6.9%. Total interest income increased by $628,000, or 2.7%, compared to the same period in 2000. This growth resulted from the increase in the average balance of loans which overcame the negative impact caused by the decline in interest rates. Average loans totaled $316.8 million for the first nine months of 2001 compared to $284.4 million for the same period in 2000, an increase of 11.4%. This growth was partially offset by a decrease in the average balance of investment securities to $93.7 million for the first nine months of 2001 compared to $105.9 for the same period of 2000.

The tax equivalent yield on earning assets decreased to 7.9% for the first nine months of 2001 compared to 8.1% for the same period in 2000. The rate on interest bearing liabilities decreased to 4.4% for the first nine months of 2001 from 4.7% for the same period in 2000. Once again these decreases primarily reflected the declining interest rate environment experienced during 2001. The Company's net interest margin remained virtually unchanged at 4.2% for the first nine months of 2001 and 2000.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income decreased $112,000 for the three months ended September 30, 2001 compared to the same period in 2000. Unrealized securities gains and losses are comprised entirely of net unrealized gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' Deferred Compensation Plan. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any net unrealized loss is directly offset by a decrease to directors' fee expense, and conversely, any net unrealized gain is directly offset by an increase to directors' fee expense. This is included in the line item identified on page 5 of the consolidated condensed financial statements as "Appreciation (depreciation) on directors' deferred compensation plan." The activity in the rabbi trust has no effect on the Company's net income.

Omitting the unrealized losses/gains on the rabbi trust from 2001 and 2000, noninterest income increased $156,000 or 15.3% during the third quarter of 2001 compared to the third quarter of 2000. This growth mainly occurred in two areas. Service charges increased $116,000 or 31.0%, mainly due to the introduction of a new product, the Overdraft Protector. The Bank also sells substantially all fixed rate residential mortgage loans it originates on the secondary market. Gains on these sales increased $24,000 during the third quarter of 2001 compared to 2000, or 42.1%, primarily because the Company expanded its marketing and loan origination efforts to take advantage of the opportunity created by decreases in interest rates which have prompted customers to refinance their home mortgages.

For the first nine months of 2001, noninterest income increased $366,000 or 12.4% over the same period for 2000. Omitting the unrealized gains and losses from the rabbi trust, noninterest income increased $762,000 or 25.6%. As mentioned above, the majority of these increases occurred in service charges which increased $417,000 and in gains on the sale of mortgages in the secondary market which increased $163,000.

Total other noninterest expense increased $124,000 during the third quarter of 2001 compared to the same period in 2000. As previously discussed, the net unrealized losses on trading securities in the rabbi trust directly increased director fee expense in 2001, and the net unrealized gains decreased directors' fees in 2000. Without the effect of the rabbi trust on 2001 and 2000, other noninterest expense increased $394,000 or 14.5%. Salaries and employee benefits increased $250,000 or 14.8% primarily for two reasons. First, the Company hired new employees to staff its new Hendricks County branches and second, commission expense, which is included in salaries, also increased because higher commissions were paid to mortgage loan originators due to increased volume.

For the first nine months of 2001, noninterest expense increased $423,000 or 5.2% over the same period of 2000. Without the effect of the rabbi trust unrealized gains/losses on directors' fee expense, noninterest expense increased $825,000 or 10.2%. Once again, the bulk of this increase occurred in salaries and employee benefits, which increased $533,000 or 10.7% due to annual raises, increased commissions, plus additions to staff for the Hendricks County branches.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company increased 8.1%, or $35.6 million at September 30, 2001 compared to December 31, 2000. The Company experienced extremely strong loan growth during 2001. The net loan portfolio (excluding loans held for sale) grew 17.4% during the first nine months of 2001. Total investment securities decreased by $15.6 million, or 15.8%, at September 30, 2001 compared to December 31, 2000. This occurred primarily because loan demand exceeded the growth of average deposits and borrowed funds and as securities matured, proceeds were used to fund loan growth. Deposits grew 5.9% during first nine months of 2001, while short-term borrowings, primarily repurchase agreements, declined $5.3 million or 10.7%. This decrease occurred primarily because of two factors. First, municipal repurchase agreements had an exceptionally high balance at December 31, 2000. Second, several not-for-profit entities and municipalities agreed to transfer their repurchase agreements to interest bearing demand deposit accounts during the first nine months of 2001. This was done to eliminate the need to purchase additional securities as collateral, which would have had an adverse impact on the Company's margin. Long-term debt increased $17.6 million or 269.6% during the first nine months of 2001. This increase is attributed to an increase in Federal Home Loan Bank of Indianapolis (FHLBI) advances. As interest rates have declined, the Company has obtained more longer term FHLB advances to lock in these low rates for an extended period of time.

Capital
-------
Shareholders' equity increased $2.2 million at September 30, 2001 compared to December 31, 2000. This increase was a result of year-to-date net income of $4.4 million, dividends paid of $2.0 million and other comprehensive income (consisting solely of the change in net unrecognized gains in the Company's available-for-sale securities portfolio) of $458,000.

The Company's capital continues to exceed regulatory minimums. At September 30, 2001, the Company had a Tier I risk-based capital ratio of 12.6%, total risk-based capital ratio of 13.8%, and a leverage ratio of 8.5%. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. Banks with Tier I risk-based capital ratios of 6.0% and total risk-based capital ratios of 10.0% are considered "well capitalized."

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2001, the Bank had $5.4 million of loans internally classified compared to $6.1 million at December 31, 2000. The allowance for loan losses was $3.9 million, or 1.1% of total loans at September 30, 2001 compared to $3.9 million, or 1.3%, of total loans at December 31, 2000. A portion of classified loans are non-accrual loans. The Bank had non-accrual loans totaling $907,000 at September 30, 2001 compared to $332,000 at December 31, 2000. At September 30, 2001, the Bank had $1.8 million of loans 90 days or more past due but still accruing, compared to $2.3 million at December 31, 2000.

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

Management believes that it has adequate liquidity for the Company's short and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided for by retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLBI). FHLBI advances were $22.9 million at September 30, 2001 compared to $6.5 million at December 31, 2000. As previously mentioned, interest rates have declined substantially during 2001, and rates on longer term FHLBI advances have become attractive.

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

The Company's interest sensitivity position at September 30, 2001 remained adequate to meet the Company's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The following two tables represent the Bank's projected change in NPV for the various rate change (rate shock) levels as of September 30, 2001:

                      Net Portfolio Value at September 30, 2001 (new method)
                      ------------------------------------------------------

     Change in Interest Rate            Dollar Amount         $ Change in         % Change in
          (basis points)               (in thousands)              NPV                 NPV
          --------------               --------------              ---                 ---
               +300                        $ 55,371            $ (1,223)             (2.16)%
               +200                          55,806                (788)             (1.39)
               +100                          56,219                (375)             (0.66)
                  0                          56,594                 ---                ---
               -100                          56,937                 343               0.60
               -200                          57,162                 568               1.00
               -300                          62,558               5,964              10.54

                       Net Portfolio Value at September 30, 2001 (old method)
                       ------------------------------------------------------

     Change in Interest Rate            Dollar Amount         $ Change in         % Change in
          (basis points)               (in thousands)              NPV                 NPV
          --------------               --------------              ---                 ---
               +300                        $ 62,054            $  4,670               8.14%
               +200                          60,611               3,227               5.62
               +100                          59,066               1,682               2.93
                  0                          57,384                 ---                ---
               -100                          55,548              (1,836)             (3.20)
               -200                          53,471              (3,913)             (6.82)
               -300                          51,534              (5,850)            (10.19)


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

The rates in effect after the prime cut on October 2, 2001, were used for this analysis. At that time, prime was 5.5% and the federal funds rate was 2.5%. We believe a 300 basis point (3%) decrease in rates is not possible, therefore, we will focus our discussion on the effects of a 200 basis point increase and decrease.

The September 30, 2001 (new method) table above indicates that the Bank's estimated NPV would be expected to decrease by 788 basis points as of September 30, 2001 in the event of a sudden and sustained 200 basis point increase in interest rates. In the event of sudden and sustained 200 basis point decrease in prevailing interest rates, the Bank's estimated NPV would be expected to increase 568 basis points. As of September 30, 2001 the Company's estimated changes in NPV were well within the approved guidelines established by the Board of Directors.

When the September 30, 2001 change in NPV is calculated using the old method of averaging the repricing term of these loans (September 30, 2001 "old method" table above), the change in NPV moves in the same direction as the change in NPV at December 31, 2000. The magnitude of the change, both up and down was greater at September 30, 2001 than at December 31, 2000, but both are within the approved guidelines established by the Board of Directors. Management does not believe the gap between the maturities or repricing terms of the Bank's loans and deposits/borrowings fluctuated significantly between December 31, 2000 and September 30, 2001.

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

                       Impact of New Accounting Standards
                       ----------------------------------

Accounting for a Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or equity interests of one or more other enterprises and obtains control over the enterprise or enterprises. All two-party and multi-party business combinations, including "roll-up" and "put-together" transactions are included in the scope of this Statement.

This Statement requires that goodwill be initially recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized but should be tested for impairment at the reporting unit level. Impairment test of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

Impairment testing is a two step process. The first step is a comparison of the fair value of a reporting unit to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying value, goodwill is not impaired and no further work is required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the fair value is less, the second step should be performed. The second step is to compare the fair value of goodwill to its carrying amount. If the fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001 provided that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before this Statement is initially applied would be accounted for in accordance with the amortization and nonamortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

Since the Company has no legacy goodwill and is not currently in the process of acquiring another company, the adoption of SFAS 141 and 142 will have no impact on the Company's financial statements.

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

10 (v) Monroe Bancorp Thrift Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

Item 6b.          Reports filed on Form 8-K.
-------           --------------------------
                  Monroe Bancorp filed an 8-K on July 11, 2001, to report a press release issued June 29, 2001. The press release discussed the name change of the Bank, from Monroe County Bank to Monroe Bank, and contained an earnings release through May 31, 2001.

                  Monroe Bancorp filed an 8-K on August 3, 2001, to report a press release issued August 2, 2001. The press release announced that the Company authorized the purchase of up to 50,000 shares of Company stock to fund the Company's Employee Stock Ownership Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MONROE BANCORP

    Date:    November 13, 2001      By: /s/ Mark D. Bradford
             -----------------          -------------------------------------
                                        Mark D. Bradford, President and
                                        Chief Executive Officer

    Date:    November 13, 2001      By: /s/ Kathryn E. Burns
             -----------------          -------------------------------------
                                        Kathryn E. Burns, Sr. Vice President,
                                        Chief Financial Officer