Form 10-K
period 2001-12-31
MONROE BANCORP
filed 2002-03-29
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2001     Commission file number 000-31951

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $59,987,364 on March 6, 2002.

As of March 6, 2002 there were 6,150,240 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                            Part of Form 10-K
              Documents                                  Into Which Incorporated
              ---------                                  -----------------------

Portions of the 2001 Annual Report to Shareholders                  Part II

Portions of the Definitive Proxy Statement for
  the Annual Meeting of Shareholders to be held April 25, 2002      Part III

FORM 10-K TABLE OF CONTENTS
                                                                      Form 10-K
                                                                     Page Number
Part I

         Item 1 - Business....................................................3

         Item 2 - Properties.................................................32

         Item 3 - Legal Proceedings..........................................33

         Item 4 - Submissions of Matters to a Vote of Security Holders.......33

Part II

         Item 5 - Market for the Registrant's Common Equity and
                    Related Shareholder Matters..............................33

         Item 6 - Selected Financial Data....................................33

         Item 7 - Management's Discussions and Analysis of Financial
                    Condition and Results of Operations......................33

         Item 7A - Quantitative and Qualitative Disclosures about Market
                     Risk....................................................33

         Item 8 - Financial Statements and Supplementary Data................34

         Item 9 - Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosures.....................34

Part III

         Item 10 - Directors and Executive Officers of the Registrant........34

         Item 11 - Executive Compensation....................................34

         Item 12 - Security Ownership of Certain Beneficial
                     Owners and Management...................................34

         Item 13 - Certain Relationships and Related Transactions............35

Part IV

         Item 14 - Exhibits, Financial Statements Schedules, and
                     Reports on Form 8-K.....................................35
Signatures...................................................................37

                                     PART I

ITEM 1.          Business.

                                     General
                                     -------

Monroe Bancorp (the "Company") is a one-bank holding company formed under Indiana law in 1984. At December 31, 2001, on a consolidated basis the Company had total assets of $495.5 million, total loans of $371.8 million and total deposits of $359.2 million. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, with its primary office located in Bloomington, Indiana, conducts business from fifteen locations in Monroe, Hendricks, Jackson and Lawrence Counties, Indiana. Approximately 85% of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. However, the Company's recent expansion into Hendricks County is expected to gradually reduce this concentration.

As of December 31, 2001, the Bank had 179 full-time equivalent employees. As a community bank, management believes that the Bank must continue to promote community involvement and leadership among Bank employees.

The Bank is a traditional community bank, which provides a variety of financial services to its customers, including:

o    accepting deposits;
o    making commercial, mortgage and installment loans;
o originating fixed rate residential mortgage loans for sale into the secondary market;
o    providing personal and corporate trust services;
o    providing investment advisory and brokerage services; and
o    providing fixed and variable annuities.

The majority of the Bank's revenue is derived from interest and fees on loans and investments, and the majority of its expense is interest paid on deposits and general and administrative expenses related to its business.

The Bank's focus in 2001 was on growing its business lines within its core market, Monroe County, Indiana, while laying the ground work for expanding the Company's business into an attractive new market, Hendricks County, Indiana. The results of these strategies can be seen in the Company's loan growth of 25.3 percent in 2001, the growth of fee income which increased 31.7 percent over 2000, and record earnings of $5.7 million.

The Bank's entry into the rapidly growing Hendricks County market has also yielded positive results. The Bank opened its first Hendricks County branch, in Avon, Indiana, in August of 2001 and its second branch, in Plainfield, Indiana, in October. At December 31, 2001, these offices had generated $17.1 million of loans and $11.6 million of deposits which exceeded plan in terms of loan and deposit growth. A third Hendricks County branch in Brownsburg, Indiana is scheduled to open in the second quarter of 2002. The Bank utilizes its existing loan underwriting standards and policies and procedures in all of the Bank's markets.

The Company's operation has yielded ten consecutive years of earnings growth. The Company has also increased its annual dividend each year during that period, increasing it from $.05 per share in 1991 to $0.44 per share in 2001. Based upon the average of the bid and asked price for the Company's stock on December 31, 2001, (MROE; listed on NASDAQ), the Company's $.44 dividend provided a dividend yield of 3.96 percent.

Management believes that the Company's culture of community involvement, outstanding service quality, and customer focus has played a significant role in the Company's earnings and balance sheet growth. Other significant factors include, but are not limited to; the economic health of the communities in which the Company operates and opportunities created by the recent level of the interest rates

Bank Goals
----------
The Bank's business plan sets forth the following goals:

o Increase non-interest income as a percentage of total revenue by growing the Bank's investment sales, asset management and deposit related fee business.
o Establish a third branch location in eastern Hendricks County (which is adjacent to Marion County and the Indianapolis area) in 2002 and continue efforts to rapidly grow business within this market.
o    Maintain asset quality while growing the loan portfolio.
o Maintain or increase its market share in the Bank's primary market area through competitive pricing, marketing and an emphasis on service.
o    Continue to utilize technology to enhance efficiency where appropriate.

As indicated above, one of the Company's goals is to increase the ratio of non-interest income to total revenue. Excluding realized and unrealized gains and losses on securities, the Company's ratio non-interest income to total revenue (non-interest income plus net interest income after provision for loan losses) was 32.4 percent for 2001, 26.4 percent for 2000 and 23.8 percent for 1999.

The Bank has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. All FDIC insured deposits held by financial institutions in Monroe County grew by $157.1 million, or 15.2 percent, during the five-year period between June 30, 1996 and June 30, 2001. During the same period, the Bank was able to grow its deposits within the County by $92.7 million (41.1 percent) and increase its market share from 21.8 percent in 1996 to 26.7 percent in 2001. Like many financial institutions, deposit growth has not kept pace with the Bank's growth in loans. The Bank has addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and longer term advances from the Federal Home Loan Bank of Indianapolis (FHLBI).

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

Competition
-----------
The Bank's market area is highly competitive. In addition to competition from commercial banks (including certain larger regional banks) and savings associations, the Bank also competes with numerous credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices and other providers of financial services.


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

Monroe Bancorp
--------------
The Bank Holding Company Act. Because the Company owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

Investments, Control, and Activities. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than 5 percent of the voting shares of a bank (unless it already owns or controls the majority of such shares).

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

Effective as of March 11, 2000, the Gramm-Leach-Bliley Act allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies. This act also removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies.

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

Monroe Bank
-----------
General Regulatory Supervision. The Bank is an Indiana-chartered banking corporation subject to examination by the DFI. The DFI and the FDIC regulate or monitor virtually all areas of the Bank's operations. The Bank must undergo regular on site examinations by the FDIC and DFI and must submit annual reports to the FDIC and the DFI.

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

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories of 0 percent, 20 percent, 50 percent, or 100 percent, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either is subject to higher capital requirements.

The federal bank regulatory authorities have also implemented a leverage ratio to supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2001, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

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


The deposit operations of the Bank also are subject to the:


     o Customer Information Security Act. The federal bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

                           FORWARD LOOKING STATEMENTS
                           --------------------------

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

Statistical Data.

         Selected Financial Data
         -----------------------

                                                      Financial Highlights
                                  (dollar amounts in thousands, except share and per share data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        At or for the Years Ended December 31,
                                                          2001            2000            1999            1998            1997
                                                     --------------  --------------  --------------  --------------  --------------
               Summary of operations
Net interest income                                       $ 16,937        $ 15,694        $ 14,769        $ 14,101        $ 13,256
Noninterest income                                           4,916           3,734           3,852           3,079           2,275
Noninterest expense                                         12,046          10,744          11,052           9,683           8,416
Net income                                                   5,749           5,333           4,723           4,645           4,384


                  Per common share
Basic earnings per share                                    $ 0.94          $ 0.87          $ 0.77          $ 0.76          $ 0.72
Cash dividends per share                                      0.44            0.40            0.34            0.32            0.27
Book value per common share                                   6.67            6.14            5.62            5.25            4.79


             Selected year-end balances
Total assets                                             $ 495,553       $ 441,831       $ 416,649       $ 375,418       $ 323,874
Total securities                                            88,450         102,250         109,237          83,309          62,360
Total loans                                                371,800         296,759         273,894         244,503         233,414
Total deposits                                             359,206         342,995         313,150         305,058         276,138
Shareholders' equity                                        40,684          37,732          34,444          32,138          29,284


             Selected average balances
Total assets                                             $ 454,485       $ 428,582       $ 393,225       $ 345,697       $ 310,647
Total securities                                            91,872         105,495          99,718          70,363          59,824
Total loans                                                327,125         287,485         254,397         239,611         222,744
Total deposits                                             354,185         335,505         314,769         288,204         269,147
Shareholders' equity                                        39,609          36,075          33,445          30,803          28,217


          Ratios based on average balances
Return on assets (1)                                         1.26%           1.24%           1.20%           1.34%           1.41%
Return on equity (2)                                        14.52%          14.78%          14.12%          15.08%          15.54%
Dividend payout ratio (3)                                   46.83%          45.98%          44.06%          42.09%          37.57%
Equity to assets ratio (4)                                   8.72%           8.42%           8.51%           8.91%           9.08%

(1) Net income divided by average total assets
(2) Net income divided by average equity
(3) Dividends per share divided by net income per share
(4) Average equity divided by average total assets

                               Net Interest Income
                               -------------------

         The following table presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. For analytical purposes, interest income presented in the table has been adjusted to a tax equivalent basis assuming a 34 percent tax rate for all years. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

                                            Average Balance Sheets and Interest Rates
                                                   (dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                         Years Ended December 31,
                                    ------------------------------------------------------------------------------------------
                                                  2001                          2000                           1999
                                    ----------------------------- -----------------------------  -----------------------------
                                      Average             Average   Average             Average    Average             Average
ASSETS                                Balance   Interest    Rate    Balance   Interest    Rate     Balance   Interest    Rate
                                    ---------- ---------- ------- ---------- ---------- -------  ---------- ---------- -------
Interest earning assets
  Securities
    Taxable                         $   61,036 $    3,446   5.65% $   69,619 $    4,016   5.77%  $   60,456 $    3,431   5.68%
    Tax-exempt (1)                      30,836      1,930   6.26%     35,876      2,274   6.34%      39,262      2,495   6.35%
                                    ---------- ----------         ---------- ----------          ---------- ----------
      Total securities                  91,872      5,376   5.85%    105,495      6,290   5.96%      99,718      5,926   5.94%

  Loans (2)                            327,125     26,778   8.19%    287,485     25,889   9.01%     254,397     21,832   8.58%
  Time deposits with banks                  32          2   6.25%         44          2   4.55%          95          3   3.16%
  FHLB Stock                             1,359        101   7.43%      1,264        102   8.07%       1,180         94   7.97%
  Federal funds sold                     2,072         89   4.30%      2,223        144   6.48%       8,725        422   4.84%
                                    ---------- ----------         ---------- ----------          ---------- ----------
 Total interest earning assets         422,460     32,346   7.66%    396,511     32,427   8.17%     364,115     28,277   7.76%
                                    ---------- ----------         ---------- ----------          ---------- ----------

Noninterest earning assets
  Allowance for loan losses             (3,949)                       (3,649)                        (3,572)
  Premises and equipment                10,889                        10,451                          8,393
  Cash and due from banks               16,377                        16,862                         16,604
  Accrued interest and other assets      8,708                         8,407                          7,685
                                    ----------                    ----------                     ----------
      Total assets                  $  454,485                    $  428,582                     $  393,225
                                    ==========                    ==========                     ==========

LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Total interest-bearing deposits   $  299,400     12,649   4.22% $  281,637     13,057   4.64%  $  262,552     10,776   4.10%
  Borrowed funds
    Short-term borrowings               38,065      1,224   3.22%     40,873      2,294   5.61%      30,226      1,300   4.30%
    Long-term debt                      16,362        864   5.28%     10,126        590   5.83%       9,914        574   5.79%
                                    ---------- ----------         ---------- ----------          ---------- ----------
      Total borrowed funds              54,427      2,088   3.84%     50,999      2,884   5.66%      40,140      1,874   4.67%
                                    ---------- ----------         ---------- ----------          ---------- ----------
Total interest-bearing liabilities     353,827     14,737   4.17%    332,636     15,941   4.79%     302,692     12,650   4.18%


Noninterest-bearing liabilities

  Noninterest-bearing demand
  deposits                              54,785                        53,868                         52,217
  Other liabilities                      6,264                         6,003                          4,871
  Shareholders' equity                  39,609                        36,075                         33,445
                                    ----------                    ----------                     ----------
     Total liabilities and
       shareholders' equity         $  454,485     14,737         $  428,582     15,941          $  393,225     12,650
                                    ========== ----------         ========== ----------          ========== ----------

Interest margin recap
  Net interest income and
      interest rate spread                     $   17,609   3.49% (3)        $   16,486   3.38% (3)         $   15,627   3.58% (3)
                                               ==========                    ==========                     ==========
  Net interest margin                                       4.17%                         4.16%                          4.29%

  Tax equivalent adjustment (4)                $      672                    $      792                     $      858

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34% for all years.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(3)  Total interest expense divided by total earning assets
(4) Interest income adjustment to convert tax-exempt investment securities interest to fully tax equivalent basis using a marginal rate of 34%

The following table presents net interest income components on a tax-equivalent basis and reflects changes between periods attributable to movement in either the average balance or average interest rate for both earning assets and interest-bearing liabilities. The volume differences were computed as the difference in volume between the current and prior year times the interest rate of the prior year, while the interest rate changes were computed as the difference in rate between the current and prior year items times the volume of the prior year. Volume/rate variances have been allocated on the basis of the absolute relationship between volume variances and rate variances. Nonaccrual loans were included in the average loan balances used in determining the yields.

                                                         Volume / Rate Analysis
                                                     (dollar amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                         2001 Compared to 2000                    2000 Compared to 1999
                                                      Increase (Decrease) Due to               Increase (Decrease) Due to
                                                 --------------------------------------  ----------------------------------------
                                                    Volume       Rate         Total        Volume         Rate          Total
                                                 -------------------------  -----------  ------------  -----------    -----------
Interest income
  Loans                                             $ 3,765       $(2,876)       $ 889       $ 2,941      $ 1,116        $ 4,057
  Securities
     Taxable                                           (482)          (88)        (570)          528           57            585
     Tax-exempt                                        (315)          (29)        (344)         (215)          (6)          (221)
                                                 -----------  ------------  -----------  ------------  -----------    -----------
        Total securities interest                      (797)         (117)        (914)          313           51            364
                                                 -----------  ------------  -----------  ------------  -----------    -----------
  Time deposits with banks                               (2)            2            0            (2)           1             (1)
  FHLB stock                                              8            (9)          (1)            7            1              8
  Federal funds sold                                    (11)          (44)         (55)         (388)         110           (278)
                                                 -----------  ------------  -----------  ------------  -----------    -----------
    Total interest income                             2,963        (3,044)         (81)        2,871        1,279          4,150
                                                 -----------  ------------  -----------  ------------  -----------    -----------

Interest expense
  Interest-bearing deposits                             854        (1,262)        (408)          820        1,461          2,281
  Short-term borrowings                                (171)         (899)      (1,070)          533          461            994
  Long-term debt                                        393          (119)         274            12            4             16
                                                 -----------  ------------  -----------  ------------  -----------    -----------
      Total interest expense                          1,076        (2,280)      (1,204)        1,365        1,926          3,291
                                                 -----------  ------------  -----------  ------------  -----------    -----------

      Change in net interest income
          (fully tax-equivalent basis)              $ 1,887        $ (763)     $ 1,123       $ 1,506       $ (646)         $ 859
                                                 ===========  ============               ============  ===========

Tax equivalent adjustment using marginal
   rate of 34% for 2001 and 2000                                                   120                                        66
                                                                            -----------                               -----------

       Change in net interest income                                           $ 1,243                                     $ 925
                                                                            ===========                               ===========

                    Allowance for Loan Loss and Asset Quality
                    -----------------------------------------

The following table presents activity in the allowance for loan losses during the years indicated. The Company's policy is to charge off loans when, in Management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.

                                       Analysis of Allowance for Loan Losses
                                            (dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------------

                                                                   Years Ended December 31,
                                            ---------------------------------------------------------------------
                                              2001           2000           1999           1998           1997
                                            ---------      ---------      ---------      ---------      ---------
Balance at beginning of year                $   3,873      $   3,343      $   3,562      $   3,341      $   3,201

Loans charged off
  Commercial, financial and agricultural         (374)           (87)          (522)           (17)          (169)
  Real estate                                    (191)           (56)          (143)          (157)           (52)
  Installment                                    (255)          (152)          (195)          (153)          (166)
                                            ---------      ---------      ---------      ---------      ---------
                  Total charge-offs              (820)          (295)          (860)          (327)          (387)
                                            ---------      ---------      ---------      ---------      ---------

Charge-offs recovered
  Commercial, financial and agricultural           39             46             18             12             18
  Real estate                                       9             14             10             11             19
  Installment                                      47             45             28             45             40
                                            ---------      ---------      ---------      ---------      ---------
                  Total recoveries                 95            105             56             68             77
                                            ---------      ---------      ---------      ---------      ---------

Net loans charged off                            (725)          (190)          (804)          (259)          (310)
Current year provision                          1,050            720            585            480            450
                                            ---------      ---------      ---------      ---------      ---------

Balance at end of year                      $   4,198      $   3,873      $   3,343      $   3,562      $   3,341
                                            =========      =========      =========      =========      =========

Loans at year end                           $ 371,800      $ 296,759      $ 273,894      $ 244,503      $ 233,414

Ratio of allowance to loans
  at period end                                  1.13%          1.31%          1.22%          1.46%          1.43%

Average loans                               $ 327,125      $ 287,485      $ 254,397      $ 239,611      $ 222,744

Ratio of net loans charged off
  to average loans                               0.22%          0.07%          0.32%          0.11%          0.14%

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

                                              Allocation of the Allowance for Loan Losses
                                                      (dollar amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                            2001                       2000                       1999
                                                 -------------------------  ------------------------- --------------------------
                                                   Amount        Percent       Amount       Percent      Amount        Percent
                                                 -----------  ------------  -----------  ------------ ------------  ------------
Balance at December 31:
  Commercial, financial and agricultural            $ 1,430        19.83%      $ 1,022        22.53%        $ 804        21.53%
  Real Estate                                         1,941        74.13%        2,327        68.35%        1,927        68.78%
  Installment                                           358         6.04%          405         9.12%          325         9.69%
  Unallocated                                           469           N/A          119           N/A          287           N/A
                                                 -----------  ------------  -----------  ------------ ------------  ------------

       Total allowance for loan losses              $ 4,198        100.0%      $ 3,873        100.0%      $ 3,343        100.0%
                                                 ===========  ============  ===========  ============ ============  ============

                                                            1998                       1997
                                                 -------------------------  -------------------------
                                                   Amount        Percent      Amount        Percent
                                                 -----------  ------------  -----------  ------------
Balance at December 31:
  Commercial, financial and agricultural              $ 979        20.83%        $ 770        19.02%
  Real Estate                                         1,999        69.88%        2,017        70.96%
  Installment                                           334         9.29%          338        10.02%
  Unallocated                                           250           N/A          216           N/A
                                                 -----------  ------------  -----------  ------------
       Total allowance for loan losses              $ 3,562        100.0%      $ 3,341        100.0%
                                                 ===========  ============  ===========  ============

Nonperforming assets and their relative percentages to loan balances are presented in the table on the following page. The level of nonperforming loans and leases is an important element in assessing asset quality and the relevant risk in the credit portfolio. Nonperforming loans include nonaccrual loans, restructured loans and loans delinquent 90 days or more.

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

                                              Nonperforming Assets
                                          (dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------

                                                                         December 31,
                                                -----------------------------------------------------------
                                                   2001         2000        1999        1998        1997
                                                ----------   ----------  ----------  ----------  ----------
Principal balance
  Nonaccrual                                    $      779   $      332  $      389  $    1,189  $    1,362
  Restructured                                         763          836       1,115         859         690
  90 days or more past due and still accruing        1,705        2,289         849       1,363         831
                                                ----------   ----------  ----------  ----------  ----------
                 Total nonperforming loans      $    3,247   $    3,457  $    2,353  $    3,411  $    2,883
                                                ===========  ==========  ==========  ==========  ==========

Nonperforming loans as a percent of loans             0.87%       1.16%       0.86%       1.40%       1.24%

Other real estate owned                         $       505  $      362  $       89  $      497  $      101

OREO as a percent of loans                            0.14%       0.12%       0.03%       0.20%       0.04%

Allowance as a percent of
  nonperforming loans                               129.29%     112.03%     142.07%     104.43%     115.89%

Interest income of $88,699 for the year ended December 31, 2001, was recognized on the nonaccruing and restructured loans listed in the table above, whereas, interest income of $122,518 would have been recognized under their original terms.

Potential Problem Loans
-----------------------
In addition to loans classified for regulatory purposes, management also designates certain loans for internal monitoring purposes in a watch category. Loans may be placed on management's watch list as a result of delinquent status, concern about the borrower's financial condition, or the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance. Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreements; however, management may have a significant degree of concern about the borrowers' ability to continue to perform according to the terms of the loans. Loss exposure on these loans is typically evaluated based primarily upon the estimated liquidation value of the collateral securing these loans. Also, watch category loans may include credits which, although adequately secured and performing, have past delinquency problems or where unfavorable financial trends are exhibited by borrowers.

All watch list loans are subject to additional scrutiny and monitoring. The Company's philosophy encourages loan officers to identify borrowers that should be monitored in this fashion and believes this process ultimately results in the identification of problem loans in a more timely fashion.

Management has identified $2.7 million and $2.9 million of loans on its watch list which were not included in impaired or non-performing loans at December 31, 2001 and 2000, respectively.

                         Noninterest Income and Expense
                         ------------------------------
The following table presents the balances of noninterest income and expense from 1999 through 2001 and the percentage changes between periods.

                                      Noninterest Income and Expense
                                      (dollar amounts in thousands)
----------------------------------------------------------------------------------------------------

                                                                 Years Ended December 31,
                                              ------------------------------------------------------
                                                          % change              % change
                                                 2001     from '00     2000     from '99     1999
                                              ----------  --------  ----------  --------  ----------
Noninterest Income
   Deposit service charges and fees           $    2,128    42.82%  $    1,490    10.04%  $    1,354
   Trust department income                           839     3.33%         812    37.63%         590
   Commission income                                 770    18.83%         648   190.58%         223
   Security gains/(losses)                          (230)    4.07%        (221) -145.95%         481
   Realized gain on sale of real estate loans        515   157.50%         200   -49.24%         394
   Other operating income                            894    11.06%         805    -0.62%         810
                                              ----------            ----------            ----------
                 Total noninterest income     $    4,916    31.66%  $    3,734    -3.06%  $    3,852
                                              ==========            ==========            ==========

                                                                 Years Ended December 31,
                                              ------------------------------------------------------
                                                          % change              % change
                                                 2001     from '00     2000     from '99     1999
                                              ----------  --------  ----------  --------  ----------
Noninterest Expense
   Salaries and employee benefits             $    7,495    11.42%  $    6,727     7.87%  $    6,236
   Occupancy and equipment                         1,968     9.58%       1,796     2.98%       1,744
   Other                                           2,583    16.30%       2,221   -27.70%       3,072
                                              ----------            ----------            ----------
                Total noninterest expense     $   12,046    12.12%  $   10,744    -2.79%  $   11,052
                                              ==========            ==========            ==========

Other Income
2001 Compared to 2000
Other noninterest income increased 31.7 percent to $4.9 million compared to $3.7 million in 2000. Security losses are comprised almost entirely of net unrealized losses on trading securities (mutual funds) held in a grantor trust (a rabbi trust) in connection with the Company's Directors' Deferred Compensation Plan. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. This net unrealized loss is directly offset by a decrease to directors' fee expense, and is included in the item identified on page 27 of the consolidated financial statements as "Appreciation (depreciation) on directors' deferred compensation plan," and is further discussed in Note 13 to the consolidated financial statements (page 40). The activity of the rabbi trust has no effect on the Company's net income. Omitting the rabbi trust activity (securities net losses/gains) from 2001 and 2000, other income increased 30.2 percent to $5.1 million during 2001.

This increase occurred due to the following reasons:

o Deposit service charges and fees increased 42.8 percent in 2001. At the end of 2000, the Company began offering an "Overdraft Protector" product, whereby customers with checking accounts which met certain criteria were allowed to overdraw their accounts up to $300. This product allows customers to avoid checks being returned for non-sufficient funds (NSF). Many customers took advantage of this, and as a result, overdraft/NSF fees increased by $565,000 in 2001.

o The Bank sells substantially all fixed rate residential mortgage loans on the secondary market. Realized gains on the sale of real estate loans increased $315,000, or 157.5 percent, in 2001. The decrease in interest rates during 2001 substantially increased refinancing activity and new mortgage originations. The Bank also increased its marketing efforts and its staff in the mortgage department. As a result of these and other factors, the Bank lead Monroe County in the dollar volume of mortgage loans originated in 2001. Management does not believe this same rate of growth in gains on the sale of real estate loans will occur again in 2002 due to changing market conditions.

o The Company began a platform-based, or branch-based, fixed rate annuity sales program in October 1999, and platform-based mutual funds and variable rate annuities were first sold March 2000. The Company also offers a full service brokerage operation offered through Raymond James Financial Services, Inc. Platform-based investment sales and brokerage operations generated $770,000 of commission income in 2001 compared to $648,000 in 2000, an increase of 18.8 percent. At December 31, 2001, the Bank had nine employees who hold Series 7 licenses. In addition, 20 branch employees held insurance licenses and are able to sell fixed annuities. Branch personnel continue to receive extensive training and are coached on an ongoing basis to enable them to work in a customer need-focused environment.

2000 Compared to 1999
Other noninterest income decreased 3.1 percent to $3.7 million compared to $3.9 million in 1999. Without rabbi trust activity (unrealized securities net losses/gains), other income increased 17.3 percent to $4.0 million during 2000.

This increase occurred due to the following reasons:

o Platform-based investment sales and brokerage operations generated $648,000 of commission income in 2000 compared to $223,000 in 1999, an increase of
     190.6 percent. At December 31, 2000, the Bank had seven employees who held Series 7 licenses. In addition, 22 branch employees held insurance licenses and were able to sell fixed annuities.

o The Trust Department also experienced strong growth during 2000. The fair market value of assets managed by the Trust Department was $130.8 million at December 31, 2000 compared to $121.7 million at December 31, 1999. Trustee fees grew 37.6 percent, or $222,000, in 2000. Approximately $110,000 of revenue came from new account relationships and the remainder of the growth was due to an increase in the fee structure that was implemented in the fall of 1999.

o Service fees on deposit accounts increased 10.0 percent to $1.5 million in 2000 due to an increase in the fee structure implemented in August 1999. Other operating income decreased slightly in 2000, primarily because the Company recognized a $49,000 gain on the sale of a warehouse in 1999.

o    Realized gains on the sale of real estate loans decreased $194,000, or
     49.2 percent, in 2000 primarily because the increase in interest rates substantially slowed refinancing activity.

Other Expense
2001 Compared to 2000
Other noninterest expense increased 12.1 percent to $12.0 million during 2001. As previously discussed in the Other Income section, the net unrealized losses from securities in the rabbi trust directly reduced director fee expense in 2001 and 2000. Without the effect of the rabbi trust noninterest expense would have increased to $12.2 million in 2001. The Company's efficiency ratio (noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, and noninterest income) increased to 53.8 percent in 2001 from 53.4 percent in 2000. Management anticipated increased start-up costs in its new Hendricks County market, and the increase in the efficiency ratio was well within management's projections.

The increase in other expenses occurred due to the following reasons:

o Salaries and employee benefits increased $768,000, or 11.4 percent, during 2001. Commissions paid to mortgage originators and platform salespeople increased due to increases in commission revenue in these areas. We also hired a new commissioned mortgage originator and a mortgage processor. Nine additional employees were hired during 2001 to staff the two new branches in Hendricks County. The Bank is partially self-insured and its 2001 employee group health insurance costs also increased by $164,000, or 67.8%, over 2000. Annual raises accounted for the remainder of the increase.

o Occupancy and equipment expense increased by $172,000, or 9.6 percent, during 2001. Approximately $96,000 of this was attributed to the new Hendricks County branches. Without these expenses, occupancy and equipment expense would have increased 4.2 percent over 2000.

o Other expense increased by $362,000, or 16.3 percent during 2001. Outside professional fees increased by $65,000 due to the Bank outsourcing its proof function and initiating document imagining for its checking accounts. While this service will be relatively cost neutral in the long-run, initial start up expenses exceeded savings in other areas in 2001. Marketing expenses increased buy $60,000 primarily due to increased marketing efforts for our new Hendricks County branches.


2000 Compared to 1999
Other noninterest expense decreased 2.8 percent to $10.7 million during 2000. Without the effect of the rabbi trust on 2000 and 1999, other noninterest expense would have increased 3.7 percent to $11.0 million in 2000.

This increase occurred due to the following reasons:

o Salaries and employee benefits increased 7.9 percent, or $491,000 primarily due to normal salary increases and increased commissions paid to employees on platform-based annuity and mutual fund sales.

o Net occupancy expense only increased 3.0 percent due to a conscious effort to contain costs.

o Advertising and other operating expenses decreased 7.1 percent compared to 1999. The Bank focused on containing costs and on pursuing efficiency through the use of technology and by pushing information and decision making authority to the point of customer contact. The Company's efficiency ratio was 53.4 percent for 2000 compared to 55.5 percent in 1999.



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

The tables on the following page summarize the carrying values of securities from December 31, 1999 through December 31, 2001. The maturity distribution of securities at December 31, 2001 is summarized by classification. Yields on tax-exempt securities are adjusted to a tax equivalent basis using a marginal federal tax rate of 34 percent for all years.

                                   Securities
                         (dollar amounts in thousands)
----------------------------------------------------------------------------
                                                     At December 31,
                                             2001        2000        1999
                                          ----------  ----------  ----------
Available for sale
  U.S. Treasury & government agencies     $   16,110  $   21,562  $   17,083
  States and political subdivisions            1,475       1,891       2,634
  Equity securities                              236         183         402
                                          ----------  ----------  ----------

        Total available for sale          $   17,821  $   23,636  $   20,119


Held to Maturity
  U.S. Treasury & government agencies     $   39,172  $   43,429  $   48,001
  States and political subdivisions           28,375      31,517      35,879
  Mortgage-backed & asset-backed                  22         497       1,891
                                          ----------  ----------  ----------

        Total held to maturity            $   67,569  $   75,443  $   85,771


Trading securities
   Mutual funds                           $    3,060  $    3,171  $    3,347
                                          ----------  ----------  ----------
        Total trading securities          $    3,060  $    3,171  $    3,347
                                          ----------  ----------  ----------

            Total Securities              $   88,450  $  102,250  $  109,237
                                          ==========  ==========  ==========

Securities Maturity Schedule at December 31, 2001
-------------------------------------------------

                                      1 Year and Less   1 to 5 Years    5 to 10 Years    Over 10 Years        Total
                                      ---------------  --------------   --------------   --------------   --------------
                                      Balance   Rate   Balance   Rate   Balance   Rate   Balance   Rate   Balance   Rate
                                      -------   ----   -------   ----   -------   ----   -------   ----   -------   ----
Available for sale
  U.S. Treasury & government agencies $  3,058  5.66%  $ 13,052  5.83%  $      -         $      -         $ 16,110  5.80%
  State and municipal                      960  6.86%       515  6.40%         -                -            1,475  6.70%
  Equity securities                        236  3.28%         -                -                               236  3.28%
                                      --------         --------         --------         --------         --------
        Total available for sale      $  4,254         $ 13,567         $      -         $      -         $ 17,821  5.84%
                                      ========         ========         ========         ========         ========


Held to Maturity
  U.S. Treasury & government agencies $  6,263  5.36%  $ 32,909  5.66%  $      -         $      -         $ 39,172  5.62%
  State and municipal                    5,966  6.39%    21,757  6.10%       652  5.37%         -           28,375  6.15%
  Mortgage-backed & asset-backed             -               22  6.94%         -                -               22  6.94%
                                      --------         --------         --------         --------         --------
        Total held to maturity        $ 12,229         $ 54,688         $    652         $      -         $ 67,569  5.84%
                                      ========         ========         ========         ========         ========

Trading Securities
   Mutual funds                       $  3,060  2.77%  $      -         $      -         $      -         $  3,060  2.77%
                                      --------         --------         --------         --------         --------
        Total trading securities      $  3,060         $      -         $      -         $      -         $  3,060  2.77%
                                      ========         ========         ========         ========         ========

The majority of the securities portfolio is comprised of U.S. Treasury and government agency securities, and state and municipal securities (tax-exempt). Trading securities consist solely of mutual funds held in a grantor trust, established for the Monroe Bancorp Directors' Deferred Compensation Plan. During 1999, the Company also purchased stocks of nine financial institutions which are classified as available-for-sale. Stocks of four of these financial institutions remain in the Company's portfolio at December 31, 2001.

The securities portfolio carries varying degrees of risk. Investments in U.S. Treasury and federal agency securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2001. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10 percent of the Company's shareholders' equity as of December 31, 2001. The Company does not use off-balance sheet derivative financial instruments. As of December 31, 2001 and December 31, 2000, the securities portfolio held no structured notes.

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

The Company's primary lending area generally includes Monroe, Lawrence, Jackson, Hendricks and contiguous counties in South Central Indiana. The Company extends out-of-area credit only to borrowers who are considered to be low risk, and then, only on a limited basis.

The following table reflects outstanding balances by loan type.

                                         Loans Outstanding
                                    (dollar amounts in thousands)
------------------------------------------------------------------------------------------------------

                                                                 At December 31,
                                       ---------------------------------------------------------------
                                           2001         2000         1999         1998         1997
                                       -----------  -----------  -----------  -----------  -----------
Commercial and industrial              $    73,724  $    66,872  $    58,961  $    50,920  $    44,401
Real estate:
   One-to-four-family                      119,709       86,512       83,367       76,731       80,031
   Multi-family                             41,941       37,656       34,078       33,807       28,438
   Commercial                               71,057       42,424       40,782       32,232       32,983
   Construction                             28,013       24,277       20,787       19,956       16,265
   Home equity                              13,637       10,554        7,938        7,124        7,084
   Farm land                                 1,256        1,388        1,454        1,018          826
Installment                                 22,463       27,076       26,527       22,715       23,386
                                       -----------  -----------  -----------  -----------  -----------
        Total loans                    $   371,800  $   296,759  $   273,894  $   244,503  $   233,414
                                       ===========  ===========  ===========  ===========  ===========

The following table presents the composition of the loan portfolio expressed as a percent of total loans.

                                                                 At December 31,
                                       ---------------------------------------------------------------
                                           2001         2000         1999         1998         1997
                                       -----------  -----------  -----------  -----------  -----------
Commercial and industrial                   19.83%       22.53%       21.53%       20.83%       19.02%
Real estate:
   One-to-four-family                       32.20%       29.15%       30.43%       31.38%       34.30%
   Multi-family                             11.28%       12.69%       12.44%       13.83%       12.18%
   Commercial                               19.11%       14.30%       14.89%       13.18%       14.13%
   Construction                              7.53%        8.18%        7.59%        8.16%        6.97%
   Home equity                               3.67%        3.56%        2.90%        2.91%        3.03%
   Farm land                                 0.34%        0.47%        0.53%        0.42%        0.35%
Installment                                  6.04%        9.12%        9.69%        9.29%       10.02%
                                       -----------  -----------  -----------  -----------  -----------
         Total                             100.00%      100.00%      100.00%      100.00%      100.00%
                                       ===========  ===========  ===========  ===========  ===========

A discussion of each line item set forth in the preceding tables follows:

o        Commercial and Industrial Lending.
At December 31 2001, commercial and industrial loans totaled $73.7 million, or
19.8 percent of our gross loan portfolio. This category is comprised of business loans and business lines of credit. Approximately 75 percent of commercial and industrial loans are secured by business assets: furniture and fixtures, inventory, accounts receivable or automobiles. Approximately 25 percent of these loans are unsecured, however, approximately 98% of these unsecured loans carry personal guarantees. At December 31, 2001, 20.6 percent of commercial and industrial loans were fixed rate and 79.4 percent were variable rate. Adjustable rate loans carry a maximum maturity of eight years. Fixed-rate loans carry a maximum maturity of five years. Lines of credit are normally written for a one-year term or less. Interest rates on variable rate loans are indexed to prime, and vary as the prime rate changes. These loans are made to a wide variety of businesses in our primary lending area, and there were no concentrations in any one industry.

o        One-to-four-family Residential Real Estate Lending.
At December 31, 2001, one-to-four-family mortgages totaled $119.7 million, or
32.2 percent of our gross loan portfolio. Indiana University's presence in the community provides a strong rental market, accordingly, a material amount of these loans were for other than single family residences. At December 31, 2001,
1.9 percent of these loans were fixed rate and 98.1 percent were adjustable rate. Adjustable-rate mortgages (or ARMs) are offered with either a one-year, three-year, or five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually. We use an index tied to the one-year U.S. Treasury bill rate to reprice our ARM loans. These loans have a maximum maturity of 30 years. It is the Bank's practice to sell all of the fixed rate owner-occupied residential mortgages it originates on the secondary market. The Bank obtains a commitment from the purchaser to buy these loans before they are closed, and does not retain servicing. Adjustable rate loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. The payment history for these ARM loans has not varied significantly from that of fixed rate loans.

o        Multi-family and Commercial Real Estate Lending.
These loans are secured primarily by multi-family (five or more) dwellings, small retail establishments, not-for-profit organizations' buildings and small office buildings located in our primary lending area. At December 31, 2001, commercial and multi-family loans totaled $113.0 million, or 30.4 percent of our gross loan portfolio. At December 31, 2001, 6.9 percent were fixed rate while
93.1 percent were adjustable rate. These loans generally require monthly payments and have maximum maturities of 25 years. Fixed-rate loans have maximum maturities of five years. The Bank offers one-year, three-year and five-year multi-family and commercial ARMs. These loans are indexed to prime. Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide periodic financial information. Because payments on loans secured by multi-family and commercial real estate are often dependent on the successful management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

o        Construction and Vacant Land Lending.
At December 31, 2001, construction and vacant land loans totaled $28.0 million, representing 7.5 percent of our gross loan portfolio. We originate construction loans on commercial and residential properties located in our primary lending area. At December 31, 2001, 31.8 percent of these loans were fixed rate and 68.2 percent were variable rate. The vast majority of these loans have maturity dates of less than one year. The interest rates on these loans are indexed to prime. During the construction phase, the borrower generally pays interest only on a monthly basis. Loans to individuals for the construction of their residences may either be short-term construction financing or a construction/ permanent loan which automatically converts to a long-term mortgage consistent with our one-to-four family loan products. These loans involve many of the same risks inherent with commercial and multi-family loans discussed above and tend to be more sensitive to general economic conditions than many other types of loans.

o        Home Equity Lending.
At December 31, 2001, home equity loans totaled $13.6 million, representing 3.7 percent of our gross loan portfolio. Our home equity loans are all adjustable rate loans, and adjust after one year. Interest rates on these loans are tied to prime and increase as the loan-to-value ratio increases. These loans may be originated in amounts, together with the existing first mortgage, of up to 100 percent of the value of the property securing the loan. The maximum term of these loans is 30 years.

o        Installment Lending.
This category is comprised of new and used automobile loans, mobile home loans, secured and unsecured personal loans, and personal lines of credit. At December 31, 2001, the balance of this account was $22.4 million, representing 6.0 percent of total loans. Installment loans, at December 31, 2001, were divided between the following categories: automobile loans 61.2 percent, secured personal loans 15.4 percent, lines of credit 3.7 percent, unsecured personal loans 12.9 percent, and mobile home loans 6.8 percent. The indirect lending function comprises approximately 40 percent of all personal loans. We originate auto loans, boat and recreational vehicle loans on both a direct and an indirect basis. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate which is sometimes in excess of the rate we require. Any premium is amortized over the remaining life of the loan. Any prepayments are charged to future amounts owed that dealer.

We underwrite indirect auto loans using the Fair-Isaacs credit scoring system. We process the loan application using the same procedures as if we were making the loan directly to the customer, hence, we accept only the more qualified buyers based on our scoring. Upon purchasing the contract from the dealer, we assume all service and liability for the loan.

o        Loan-to-value Limits
The Company adheres to the FDIC guidelines for loan-to-value limits. These guidelines are as follows:

Loan Category                                              Loan-to-Value Limit
-------------                                              -------------------
Real Estate:
   Raw land                                                         65%
   Land development                                                 75%
   Construction:
     Commercial, multi-family and non-residential                   80%
     One-to-four-family residential                                 85%
   Improved property                                                85%
   Owner-occupied one-to-four-family                                90%
   Home equity                                                     100%
   Non-owner occupied                                               85%
Commercial and Industrial (secured by):
    Accounts receivable 60 days or less past due                    80%
    Inventory  - raw materials                                      50%
    Inventory - finished goods                                      80%
    Equipment                                                      100%
Installment (automobile, RV, boat, etc.)                           100%

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

                             Loan Liquidity
                     (dollar amounts in thousands)
-------------------------------------------------------------------------

                                 Loan Maturities at December 31, 2001
                             --------------------------------------------
                              1 Year       1 - 5      Over 5
                             and Less      Years      Years       Total
                             --------    --------    --------    --------
Commercial and industrial    $ 38,857    $ 22,013    $ 12,854    $ 73,724
Real estate:
     One-to-four-family         1,806       2,069     115,834     119,709
     Multi-family                  --       1,079      40,862      41,941
     Commercial                 2,150       5,927      62,980      71,057
     Construction              21,530       5,105       1,379      28,014
     Home equity                  254          --      13,382      13,636
     Farm land                     --          88       1,168       1,256
Installment                     3,392      15,767       3,304      22,463
                             --------    --------    --------    --------
          Total loans        $ 67,989    $ 52,048    $251,763    $371,800
                             ========    ========    ========    ========

Loans maturing after
1 year with:
    Fixed interest rates                 $ 26,790    $ 19,862
    Floating interest rates                25,258     231,901
                                         --------    --------
                                         $ 52,048    $251,763
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

                                Deposit Information
                           (dollar amounts in thousands)
-------------------------------------------------------------------------------------

                                  2001                2000                1999
                             ---------------     --------------     ----------------
                              Amount    Rate     Amount    Rate      Amount     Rate
                             --------   ----     ------    ----     --------    ----
Noninterest bearing          $ 54,785           $ 53,868            $ 52,217
Interest bearing demand       115,980   2.52%    103,609   3.14%      95,961    2.64%
Savings deposits               17,847   1.83%     18,680   2.13%      20,174    1.99%
Time                          165,573   5.67%    159,348   5.90%     146,417    5.36%
                             --------           --------            --------
     Total average deposits  $354,185   4.22%   $335,505   4.64%    $314,769    4.10%
                             ========           ========            ========

Certificates of deposit and other time deposits of $100,000 or more mature as follows:


                                          at December 31,
                              ---------------------------------------
CD's over $100,000                   2001       2000           1999
                              -----------   -----------   -----------

   3 months or less           $    16,391   $    19,420   $    11,164
   3 through 6 months              10,676        14,284         8,566
   6 through 12 months             18,615        13,015        11,648
   over 12 months                  14,498         9,900         8,716
                              -----------   -----------   -----------
                              $    60,180   $    56,619   $    40,094
                              ===========   ===========   ===========

                                   Borrowings
                                   ----------

A detailed schedule of short-term borrowing follows:

                              Short-term Borrowings
                         (dollar amounts in thousands)
-----------------------------------------------------------------------------

                                                         December 31,
                                              -------------------------------
                                                 2001       2000       1999
                                                 ----       ----       ----

Repurchase agreements outstanding             $  36,312  $  48,871  $  29,164
Federal funds purchased                          21,900          -     17,800
                                              ---------  ---------  ---------
Total short-term borrowings                   $  58,212  $  48,871  $  46,964
                                              =========  =========  =========


Average repurchase agreements during the year $  35,504  $  33,965  $  28,999
                                              =========  =========  =========

Maximum month-end repurchase agreements       $  37,313  $  48,871  $  34,078
                                              =========  =========  =========

YTD Average interest rate                          3.2%       5.4%       4.3%
Average interest rate at end of period             1.1%       5.6%       3.8%

Repurchase agreements are borrowings which mature daily and are secured by U.S. Treasury and government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") in 1997 and has the authority of the Board of Directors to borrow up to $38 million. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and multi-family loans. Other borrowings, consisting of FHLBI borrowings, a mortgage and loans sold under repurchase agreements, as of December 31, 2001 and 2000 were $31.8 million and $6.5 million, respectively. The FHLBI borrowings accounted for the majority of other borrowings. The Company had a net increase in borrowings from the FHLBI of $24.2 million during 2001, because FHLBI advances were used to help fund loan growth. Management believed longer term interest rates were favorable during the later half of 2001, and locked in rates on funds used to make three- to five-year ARM loans. The Company expects to continue using FHLBI advances in the future as a source of loan funding and for general liquidity.

                                    Liquidity
                                    ---------

The following table presents a schedule of the maturity and repricing of the Company's assets and liabilities over the next five years.

                                    Liquidity and Interest Rate Sensitivity
                                         (dollar amounts in thousands)
-------------------------------------------------------------------------------------------------------------

                                                                    At December 31, 2001
                                              ---------------------------------------------------------------
                                                1 - 90      91 - 365      1 - 5
                                                 Days         Days        Years     Over 5 Years      Total
                                              -----------  ----------- ------------ ------------    ---------
Interest earning assets
-----------------------
     Loans                                    $    97,960     $ 94,114  $   174,225  $     5,501    $ 371,800

     Securities held to maturity
          Taxable                                   1,000        5,263       32,931            -       39,194
          Tax-exempt                                2,610        3,356       21,757          652       28,375

     Securities available for sale
          Taxable                                   1,245        2,049       13,052            -       16,346
          Tax-exempt                                  176          784          515            -        1,475

     Trading securities
          Taxable                                   3,060            -            -            -        3,060

                                              -----------  -----------  -----------  -----------  -----------
               Total securities                     8,091       11,452       68,255          652       88,450
                                              -----------  -----------  -----------  -----------  -----------

     Interest bearing deposits with banks              53            -            -           -            53
     FHLB stock                                     1,534            -            -           -         1,534
     Federal funds sold                                 -            -            -           -             -
                                              -----------  -----------  -----------  -----------  -----------
       Total interest earning assets            $ 107,638    $ 105,566    $ 242,480     $ 6,153     $ 461,837
                                              ===========  ===========  ===========  ===========  ===========

Interest bearing liabilities
----------------------------

     Interest-bearing demand deposits           $ 130,727  $         -  $         -  $        -   $   130,727
     Savings deposits                              16,840            -            -           -        16,840
     Time deposits                                 39,193       68,495       48,693         224       156,605
     Short-term borrowings                         58,212            -            -           -        58,212
     Other borrowings                                  22        4,636       23,785       3,342        31,785
                                              -----------  -----------  -----------  -----------  -----------
      Total interest bearing liabilities      $   244,994  $    73,131  $    72,478  $     3,566  $   394,169
                                              ===========  ===========  ===========  ===========  ===========

Rate sensitive gap                            $  (137,356) $    32,435  $   170,002  $     2,587  $    67,668
Rate sensitive cumulative gap                 $  (137,356) $  (104,921) $    65,081  $    67,668
Cumulative gap as a percentage of
  earning assets                                  -29.74%      -22.72%       14.09%       14.65%

The following table details the main components of cash flows for the years ended December 31, 2001 and 2000.

                                                Funding Uses and Sources
                                             (dollar amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                  Year Ended December 31, 2001       Year Ended December 31, 2000
                                                --------------------------------   --------------------------------
                                                             Increase/(Decrease)                Increase/(Decrease)
                                                Average      -------------------   Average      -------------------
                                                Balance      Amount      Percent   Balance      Amount      Percent
                                                -------      ------      -------   -------      ------      -------
Funding Uses
------------
     Loans, net of unearned income              $327,125    $ 39,640      13.79%   $287,485    $ 33,088      13.01%
     Taxable securities                           61,036      (8,583)    -12.33%     69,619       9,163      15.16%
     Tax-exempt securities                        30,836      (5,040)    -14.05%     35,876      (3,386)     -8.62%
     Federal funds sold                            2,072        (151)     -6.79%      2,223      (6,502)    -74.52%
                                                --------    --------               --------    --------
                      Total uses                $421,069    $ 25,866       6.54%   $395,203    $ 32,363       8.92%
                                                ========    ========               ========    ========

Funding Sources
---------------
     Noninterest bearing deposits               $ 54,785    $    917       1.70%   $ 53,868    $  1,651       3.16%
     Interest bearing demand, savings & time     299,400      17,763       6.31%    281,637      19,085       7.27%
     Short-term borrowings                        38,065      (2,808)     -6.87%     40,873      10,647      35.22%
     Long-term debt                               16,362       6,236      61.58%     10,126         212       2.14%
                                                --------    --------               --------    --------
                    Total sources               $408,612    $ 22,108       5.72%   $386,504    $ 31,595       8.90%
                                                ========    ========               ========    ========

                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2001 and 2000, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines described in the "Capital Regulations" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2001 management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

                                        Capital
                             (dollar amounts in thousands)
------------------------------------------------------------------------------------

                                                                 At December 31,
                                                            ------------------------
                                                              2001           2000
                                                            ---------      ---------
Tier 1 capital
     Shareholders' equity                                   $  40,684      $  37,732
     Less: Intangibles                                             --             --
     Add / deduct: Unrealized (gain)  loss on securities         (349)             9
                                                            ---------      ---------
          Total Tier 1 capital                              $  40,335      $  37,741
                                                            =========      =========


Total risk-based capital
     Tier 1 capital                                         $  40,335      $  37,741
     Tier 2 capital                                             4,195          3,555
                                                            ---------      ---------
          Total risk-based capital                          $  44,530      $  41,296
                                                            =========      =========



Risk weighted assets                                        $ 335,504      $ 284,049
                                                            =========      =========

Quarterly average assets                                    $ 480,722      $ 433,738
                                                            =========      =========

Risk-based ratios:
     Tier 1                                                     12.02%         13.29%

     Total risk-based capital                                   13.27%         14.54%

     Leverage ratios                                             8.39%          8.70%

Item 2.          Properties.

The Company, through the Bank, currently operates from its main office in downtown Bloomington and from fourteen additional locations in Monroe, Jackson, Hendricks and Lawrence Counties in Indiana. Information about those locations is set forth in the table below:

-------------------------------------------------------------------------------
NAME OF OFFICE                         LOCATION/TELEPHONE NUMBER
-------------------------------------------------------------------------------
Downtown Main Office                   210 East Kirkwood Avenue
                                       Bloomington, IN 47408
                                       (812) 336-0201
-------------------------------------------------------------------------------
Ellettsville Banking Center            4616 West Richland Plaza
                                       Bloomington, IN 47404
                                       (812) 876-6044
-------------------------------------------------------------------------------
Highland Village Banking Center        4191 West Third Street
                                       Bloomington, IN 47403
                                       (812) 331-3501
-------------------------------------------------------------------------------
Kinser Crossing Banking Center         1825 North Kinser Pike
                                       Bloomington, IN 47404
                                       (812) 331-3518
-------------------------------------------------------------------------------
Kirkwood Auto Branch                   306 East Kirkwood Avenue
                                       Bloomington, IN 47408
                                       (812) 331-3510
-------------------------------------------------------------------------------
Loan Center                            111 South Lincoln Street
                                       Bloomington, IN 47408
                                       (812) 331-3555
-------------------------------------------------------------------------------
Mall Road Banking Center               2801 Buick-Cadillac Blvd.
                                       Bloomington, IN 47401
                                       (812) 331-3507
-------------------------------------------------------------------------------
Walnut Park Banking Center             2490 South Walnut Street
                                       Bloomington, IN 47403
                                       (812) 331-3514
-------------------------------------------------------------------------------
Brownstown Banking Center              1051 West Spring Street
                                       Brownstown, IN 47220
                                       (812) 358-3171
-------------------------------------------------------------------------------
Avon Banking Center                    7517 Beechwood Centre Road, Suite 300
                                       Avon, IN 46123
                                       (317) 272-7820
-------------------------------------------------------------------------------
Plainfield Banking Center              2059 Hadley Road
                                       Plainfield, IN 46168
                                       (317) 837-520
-------------------------------------------------------------------------------
Bedford Banking Center                 Stone City Mall
                                       3300 West 16th Street
                                       Bedford, IN 47421
                                       (812) 275-7800
-------------------------------------------------------------------------------
Bell Trace Branch                      800 Bell Trace Circle
                                       Bloomington, IN 47408
                                       (812) 331-3575
-------------------------------------------------------------------------------
Meadowood Branch                       2455 Tamarack Trail
                                       Bloomington, IN  47408
                                       (812) 353-7722
-------------------------------------------------------------------------------
Redbud Hills Branch                    3211 E. Moores Pike
                                       Bloomington, IN  47401
                                       (812) 353-7720
-------------------------------------------------------------------------------

The Bank owns its main office. It owns seven of its branch locations and leases space for seven branches. The Bank also leases its Operations Center. The main office contains approximately 18,656 square feet of space, and is occupied solely by the Bank. The Bank's data processing center, and proof and checking departments are located at the Operations Center, 5001 N. Walnut St., Bloomington, IN.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS.

The information required under this item is incorporated by reference to page 48 of the Company's 2001 Annual Report to Shareholders under the caption "Shareholder Information."


ITEM 6.            SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 14 through 15 of the Company's 2001 Annual Report to Shareholders under the caption "Five-Year Financial Summary."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 16 through 25 of the Company's 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis."


ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK.

The information required under this item is incorporated by reference to pages 18 through 19 of the Company's Annual Report to Shareholders - Management's Discussion and Analysis under the caption "Liquidity, Interest Sensitivity and Disclosures about Market Risk."

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 26 through 47 of the Company's 2001 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.



                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this item relating to directors is incorporated by reference to the Company's 2001 Proxy Statement furnished to its shareholders in connection with the annual meeting to be held April 25, 2002 (the "2001 Proxy Statement"), under the caption "Other Information You Need to Make an Informed Decision - Directors of the Company - Who is on our Board of Directors?" on pages 5 through 8 and "Other Information You Need to Make an Informed Decision - Executive Officers of the Company - Who are our Executive Officers?" on page 10, and on page 18 under the caption "Section 16A - Beneficial Ownership Reporting Compliance - Securities Ownership of Certain Beneficial Owners," which Proxy Statement has been filed with the Commission.


ITEM 11.           EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the Company's 2001 Proxy Statement, under the following captions: "Other Information You Need to Make an Informed Decision - Directors of the Company - How is our Board of Directors Paid?" on pages 8 through 9) , "Other Information You Need to Make an Informed Decision - Executive Officers of the Company - How are our Executive Officers Paid?" on pages 11 through 12, "Other Information You Need to Make an Informed Decision - Compensation Committee Insider Participation" on page 14 and "Other Information You Need to Make an Informed Decision - Five-Year Total Shareholder Return" on page 15, which Proxy Statement has been filed with the Commission.


ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT.

The information required under this item is incorporated by reference to the Company's 2001 Proxy Statement, under the caption "Other Information You Need to Make an Informed Decision - Security Ownership of Management - How much stock do our Executive Officers and Directors Own?" on pages 17 through 18 and "Other Information You Need to Make an Informed Decision - Securities Ownership of Certain Beneficial Owners" on page 18, which Proxy Statement has been filed with the Commission.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated by reference to the Company's 2001 Proxy Statement, under the caption "Certain Relationships and Related Transactions" on page 14, which Proxy Statement has been filed with the Commission.



                                     PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K.

                                                                     Exhibit 13
                                                                     Page Number
                                                                     -----------

(a) 1.   Financial Statements:
              Independent auditor's report..................................13
              Consolidated balances sheet at
                   December 31, 2001 and 2000...............................26
              Consolidated statement of income, years ended
                   December 31, 2001, 2000 and 1999.........................27
              Consolidated statement of shareholders equity,
                   years ended December 31, 2001, 2000 and 1999.............28
              Consolidated statement of cash flows, years ended
                   December 31, 2001, 2000 and 1999.........................29
              Notes to consolidated financial statements....................30

(a) 2.   Financial statement schedules:
              All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.   Exhibits:

Exhibit No:                         Description of Exhibit:
------------                        ----------------------

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

10 (v) Monroe Bancorp Thrift Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

13 2001 Annual Report to Shareholders (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

21                         Subsidiary of the Registrant



(b)      Reports on Form 8-K:

               Monroe Bancorp filed a Form 8-K on November 14, 2001, to report a press release issued the same day. The press release announced the completion of the repurchase of 50,000 shares of the Company's common stock to fund the Employee Stock Ownership Plan.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21 day of March 2002.

                                        MONROE BANCORP

                                        By: /s/ Mark D. Bradford
                                            ----------------------------------
                                            Mark D. Bradford, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                             Capacity
---------                             --------
Date
----

/s/ Mark D. Bradford                  President, Chief Executive Officer
----------------------------------    (Principal Executive Officer) and Director
March 21, 2002
      Mark D. Bradford

/s/  Gordon M. Dyott                  Executive Vice President, Chief Financial
----------------------------------    Officer (Principal Accounting Officer
March 21, 2002                        and Principal Financial Officer)
      Gordon M. Dyott

/s/ Bradford J. Bomba, Jr. M.D.       Director
----------------------------------
March 21, 2002
     Bradford J. Bomba, Jr. M.D.

/s/ Steven R. Crider                  Director
----------------------------------
March 21, 2002
     Steven R. Crider

/s/ Timothy D. Ellis                  Director
----------------------------------
March 21, 2002
     Timothy D. Ellis

/s/ Joyce Claflin Harrell             Director
----------------------------------
March 21, 2002
     Joyce Claflin Harrell

/s/ Paul W. Mobley                    Director
----------------------------------
March 21, 2002
     Paul W. Mobley

/s/ Richard P. Rechter                Director
----------------------------------
March 21, 2002
     Richard P. Rechter