Form 10-Q
period 2002-03-31
MONROE BANCORP
filed 2002-05-15
CIK 745456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File No.  000-31951
                     ---------

                                 MONROE BANCORP
             (Exact name of registrant as specified in its charter)

          Indiana                                        35-1594017
          -------                                        ----------
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

                                                     Yes  X     No
                                                         ---       ---

Outstanding Shares of Common Stock on March 31, 2002:  6,150,240
                                                       ---------

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information:

    Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets......................  3

               Consolidated Condensed Statements of Income - Three Months.  4

               Consolidated Condensed Statement of Shareholders' Equity...  5

               Consolidated Condensed Statements of Cash Flows............  6

               Notes to Consolidated Condensed Financial Statements.......  7

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  8

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk... 12

Forward Looking Statements................................................ 14

Part II.  Other Information:

    Item 1.  Legal Proceedings............................................ 15

    Item 2.  Changes In Securities........................................ 15

    Item 3.  Defaults Upon Senior Securities.............................. 15

    Item 4.  Submission of Matters to a Vote of Security Holders.......... 15

    Item 5.  Other Information............................................ 15

    Item 6a. Exhibits..................................................... 15

    Item 6b. Reports Filed on Form 8-K.................................... 15

Signatures................................................................ 16

Item 1.           Financial Statements
-------           ---------------------


                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                     March 31,   December 31,
                                                                       2002          2001
                                                                     -----------------------
Assets
     Cash and due from banks ....................................    $  12,878     $  17,276
       Federal funds sold .......................................        8,100            --
                                                                     -----------------------
            Cash and cash equivalents ...........................       20,978        17,276
     Trading securities .........................................        3,090         3,060
     Investment securities
         Available for sale .....................................       16,456        17,821
         Held to maturity .......................................       68,982        67,569
                                                                     -----------------------
              Total investment securities .......................       85,438        85,390
       Loans held for sale ......................................        2,432         8,032
     Loans, net of allowance for loan losses of $4,278 and $3,959      370,171       359,570
     Premises and equipment .....................................       11,842        11,633
     Federal Home Loan Bank of Indianapolis stock, at cost ......        1,882         1,534
     Interest receivable and other assets .......................        7,942         9,058
                                                                     -----------------------

         Total assets ...........................................    $ 503,775     $ 495,553
                                                                     =======================

Liabilities
     Deposits
         Noninterest-bearing ....................................    $  58,108     $  55,034
         Interest-bearing .......................................      324,401       304,172
                                                                     -----------------------
              Total deposits ....................................      382,509       359,206
     Short-term borrowings ......................................       34,600        58,212
     Other borrowings ...........................................       39,129        31,785
     Interest payable and other liabilities .....................        6,137         5,666
                                                                     -----------------------
         Total liabilities ......................................      462,375       454,869
                                                                     -----------------------

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
         Authorized - 18,000,000 shares
         Issued and outstanding - 6,150,240 shares ..............          137           137
     Additional paid-in capital .................................        3,359         3,359
     Retained earnings ..........................................       38,210        37,449
     Accumulated other comprehensive income .....................          291           336
     Unearned ESOT shares .......................................         (597)         (597)
                                                                     -----------------------
            Total shareholders' equity ..........................       41,400        40,684
                                                                     -----------------------
         Total liabilities and shareholders' equity .............    $ 503,775     $ 495,553
                                                                     =======================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                       Three Months Ended
                                                            March 31
                                                       -------------------
                                                         2002        2001
                                                       -------------------
Interest Income
     Loans, including fees ........................    $ 6,380     $ 6,714
     Trading securities ...........................         16          20
     Investment securities
         Taxable ..................................        805         980
         Tax exempt ...............................        279         333
     Federal funds sold ...........................         31          39
                                                       -------------------
         Total interest income ....................      7,511       8,086
                                                       -------------------

Interest Expense
     Deposits .....................................      2,310       3,477
     Short-term borrowings ........................        118         500
     Other borrowings .............................        456          96
                                                       -------------------
         Total interest expense ...................      2,884       4,073
                                                       -------------------

Net Interest Income ...............................      4,627       4,013
     Provision for loan losses ....................        276         150
                                                       -------------------
Net Interest Income After Provision for Loan Losses      4,351       3,863
                                                       -------------------

Other Income
     Fiduciary activities .........................        217         214
     Service charges on deposit accounts ..........        595         521
     Commission income ............................        208         114
     Securities gains .............................         --           3
     Unrealized loss on trading securities ........        (13)       (245)
     Net gains on loan sales ......................        219          92
     Other operating income .......................        189         224
                                                       -------------------
         Total other income .......................      1,415         923
                                                       -------------------

Other Expenses
     Salaries and employee benefits ...............      2,166       1,721
     Net occupancy and equipment expenses .........        595         490
     Advertising ..................................        156         117
     Depreciation in directors' deferred
         compensation plan ........................         --        (224)
     Other operating expense ......................        593         478
                                                       -------------------
         Total other expenses .....................      3,510       2,582
                                                       -------------------

Income Before Income Tax ..........................      2,256       2,204
     Income tax expense ...........................        757         757
                                                       -------------------

Net Income ........................................    $ 1,499     $ 1,447
                                                       ===================

Basic earnings per share ..........................    $   .25     $   .24
Diluted earnings per share ........................        .25         .24

  See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                                             Unearned
                                    Common Stock                                              Accumulated    Employee
                               ----------------------  Additional                               Other         Stock
                                  Shares                Paid In    Comprehensive  Retained   Comprehensive  Ownership
                               Outstanding   Amount     Capital       Income      Earnings   Income (Loss) Trust Shares  Total
                               ------------ --------- ----------- -------------- ----------- ------------- ------------ ----------
Balances, January 1, 2002        6,150,240     $ 137    $ 3,359                    $37,449         $ 336      $ (597)    $ 40,684

Comprehensive Income:
    Net income for the period                                          $ 1,499       1,499                                  1,499
    Unrealized losses on securities                                        (45)                      (45)                     (45)
    Cash dividend ($.12 per share)                                                    (738)                                  (738)

                               ------------ --------- ----------- -------------- ----------- ------------- ------------ ----------
Balances, March 31, 2002         6,150,240     $ 137     $3,359        $ 1,454     $38,210         $ 291      $ (597)     $41,400
                               ============ ========= =========== ============== =========== ============= ============ ==========


See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              ---------------------
                                                                                2002         2001
                                                                              ---------------------
Operating Activities
     Net income ..........................................................    $  1,499     $  1,447
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses .........................................         276          150
       Depreciation and amortization .....................................         214          185
       Deferred income tax ...............................................         (27)         137
       Investment securities amortization ................................          65           47
       Securities (gain) loss ............................................          --           (3)
       Origination of loans held for sale ................................      (7,208)      (3,940)
       Proceeds from sale of loans held for sale .........................      13,028        3,928
       Gain on sale of loans held for sale ...............................        (219)         (92)
       ESOT compensation .................................................          --           (1)
       Net change in:
         Trading securities ..............................................         (31)         210
         Interest receivable and other assets ............................       1,168          613
         Interest payable and other liabilities ..........................         471          441
                                                                              ---------------------
              Net cash provided by operating activities ..................       9,236        3,122
                                                                              ---------------------

Investing Activities
     Purchases of securities available for sale ..........................          --       (3,493)
     Proceeds from sales of securities available for sale ................         109           --
     Proceeds from paydowns and maturities of securities
         available for sale ..............................................       1,175        3,170
     Purchases of securities held to maturity ............................      (5,078)          --
     Proceeds from paydowns and  maturities of securities held to maturity       3,610        4,873
     Purchase of FHLB stock ..............................................        (348)          --
     Net change in loans .................................................     (10,876)      (8,489)
     Purchases of premises and equipment .................................        (423)        (365)
                                                                              ---------------------
              Net cash used by investing activities ......................     (11,831)      (4,304)
                                                                              ---------------------

Financing Activities
     Net change in
       Noninterest-bearing, interest-bearing demand and savings deposits .       4,729       14,513
       Certificates of deposit ...........................................      18,574       (2,204)
       Short-term borrowings .............................................     (23,612)     (14,913)
     Proceeds of long-term debt ..........................................       7,395        1,104
     Repayment of long-term debt .........................................         (51)         (40)
     Cash dividends paid .................................................        (738)        (676)
                                                                              ---------------------
              Net cash provided (used) by financing activities ...........       6,297       (2,216)
                                                                              ---------------------
Net Change in Cash and Cash Equivalents ..................................       3,702       (3,398)
Cash and Cash Equivalents, Beginning of Period ...........................      17,276       25,983
                                                                              ---------------------

Cash and Cash Equivalents, End of Period .................................    $ 20,978     $ 22,585
                                                                              =====================

Supplemental cash flow disclosures
     Interest paid .......................................................    $  2,946     $  4,070
     Income tax paid .....................................................         150          140

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank"). A summary of significant accounting policies is set forth in
Note 1 of Notes to Financial Statements included in the December 31, 2001, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form
10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2002, and for the three months ended March 31, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.


Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                                      Three months ended
                                                      ------------------
                                              March 31, 2002     March 31, 2001
                                              --------------     --------------
Weighted average shares outstanding.........     6,150,240          6,150,240
Average unearned ESOT shares................       (49,185)           (10,589)
                                                 ---------          ---------
   Shares used to compute basic
       earnings per share...................     6,101,055          6,139,651

Effect of dilutive securities
    Stock options...........................         2,042                 --
                                                 ----------         ---------

   Shares used to compute diluted
        earnings per share..................     6,103,097          6,139,651
                                                 =========          =========

Options to purchase 105,000 and 115,000 shares at March 31, 2002 and 2001 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from sixteen locations in Monroe, Jackson, Lawrence, and Hendricks Counties, Indiana. Approximately 85 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington.

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

Market Expansion
----------------
The Company opened two full service branch offices in eastern Hendricks County, which is adjacent to Marion County and Indianapolis, Indiana, in September and October of 2001. As of March 31, 2002, these two branches were ahead of plan with $26.7 million in deposits and $21.2 million in loans. Another Hendricks County branch in Brownsburg, Indiana was opened in May 2002. The Bank's strategy in opening these branches is as follows:

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

Results of Operations
---------------------

Overview
--------
Net income for the first quarter 2002 was $1.5 million a 3.6 percent increase over the same quarter last year. Basic and diluted earnings per share were $0.25 for the three months ended March 31, 2002 compared to $0.24 for the same period last year.

Annualized return on average equity (ROE) for the first quarter of 2002 increased to 14.77 percent compared to 14.52 percent ROE for year ending December 31, 2001. However, first quarter 2002 ROE decreased when compared to ROE of 15.30 percent for first quarter 2001. The annualized return on average assets (ROA) was 1.22 percent for the first quarter of 2002 compared with 1.34 percent for the same period in 2001.

The growth in net income shown between the first three months of 2002 and the same period in 2001 can be attributed to growth in our core lending business, an increase in mortgage loan sales, and the maturity of high yielding time deposits. As expected, expenses associated with opening the Company's new Hendricks County branches had an adverse impact on ROA and ROE during the first quarter, but the net loss experienced by the Hendricks County branches was less than planned.

As of March 31, 2002, first quarter dividends paid were $0.12 per share, compared to $0.11 per share for the same period in 2001, an increase of 9.1 percent. In keeping with management's strategy, the Company has increased the dividend rate each year for more than 15 years. At March 31, 2002 the dividend yield was 3.92 percent compared to 5.59 percent at March 31, 2001. The decrease in yield occurred due to an increase in the market value of the stock. At March 31, 2002, the closing market price of Monroe Bancorp stock was $12.25 per share compared to $7.94 per share at March 31, 2001, an increase of 54.3 percent.

Net Interest Income / Net Interest Margin
-----------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin was 4.13 percent for the quarter ended March 31, 2002, a decrease from 4.19 percent for the same quarter last year. The first quarter margin declined compared to prior year primarily for two reasons. First, the Bank consciously obtained longer term deposits and Federal Home Loan Bank of Indianapolis (FHLBI) advances over the past six months for asset/liability gap management purposes. These deposits/borrowings carry a higher rate of interest than if the Bank had obtained short-term deposits and borrowings. Management believes that the longer term fixed rate funding has reduced the Company's interest rate risk even though the short-term effect is a decline in the margin. Second, during the first quarter of 2002, deposit growth outpaced loan growth and the Bank had higher than usual average federal funds sold during February, which contributed to the decline in the margin.

Net interest income after the provision for loan losses was $4.4 million for the three months ended March 31, 2002 compared to $3.9 million for the same period in 2001, an increase of 12.6 percent. Total interest income decreased by $575,000, or 7.1 percent, for the first quarter of 2002 compared to the first quarter of 2001. This decrease was the result of a decrease in the average tax-equivalent yield on earning assets to 6.6 percent compared to 8.3 percent for the first quarter of 2001. This decrease reflects the declining interest rate environment. At March 31, 2002, the prime rate was 4.75 percent, compared to 8.0 percent at March 31, 2001. The decline in yields on earning assets was more than offset by the decline in interest expense. Interest expense decreased by $1.2 million for the first quarter of 2002 compared to the first quarter of 2001. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities to 2.9 percent during the first quarter of 2002 from 4.9 percent for the same quarter in 2001.

Also contributing to the growth in net interest income was an increase in the volume of loans. The average balance of loans grew to $373.4 million during the first quarter of 2002 compared to $298.0 million for the same period in 2001, an increase of $75.4 million, or 25.3 percent. This growth was partially offset by a decrease in the average balance of investment securities to $86.4 million in the first quarter of 2002 compared to $100.6 million in the first quarter of 2001. Average interest bearing liabilities increased $61.5 million, or 18.3 percent, in the first quarter of 2002 compared to first quarter 2001.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income increased $492,000, for the three months ended March 31, 2002 compared to the same period in 2001. Unrealized securities gains and losses are comprised entirely of net unrealized gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' Deferred Compensation Plan. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any net unrealized loss is directly offset by a decrease to directors' fee expense, and conversely, any net unrealized gain is directly offset by an increase to directors' fee expense. This is included in the line item identified on page 5 of the consolidated condensed financial statements as "Depreciation on directors' deferred compensation plan." The activity in the rabbi trust has no effect on the Company's net income.

Omitting the unrealized losses/gains on the rabbi trust from 2002 and 2001, noninterest income increased $260,000 or 22.3 percent during the first quarter of 2002 compared to the first quarter of 2001. This growth mainly occurred in three areas. First, the Bank sells substantially all fixed rate residential mortgage loans it originates on the secondary market. Gains on these sales increased $127,000 during the first quarter of 2002 compared to 2001, or 138.0 percent, primarily because the Company expanded its marketing and loan origination efforts to take advantage of the opportunity created by decreases in interest rates which have prompted customers to refinance their home mortgages. Management does not believe this same rate of growth in gains on the sale of real estate loans will occur for the remainder of 2002, due to changing market conditions. Second, commission income increased $94,000, or 82.5 percent during the first quarter of 2002 compared to 2001 with growth primarily occurring in commissions on fixed annuity sales. First quarter 2001 fixed annuity sale commissions were unusually low. The growth in 2002 annuity sales reflects an improvement in the sales process, including training and incentive programs. Third, service charges increased $74,000 or 14.2 percent, mainly due to the maturation of a new product introduced at the beginning of 2001, the Overdraft Protector.

Total other noninterest expense increased $928,000 during the first quarter of 2002 compared to the same period in 2001. As previously discussed, the net unrealized losses on trading securities in the rabbi trust directly increased director fee expense in 2002 and 2001. Without the effect of the rabbi trust on 2002 and 2001, other noninterest expense increased $704,000 or 25.1 percent. Salaries and employee benefits increased $445,000 or 25.9 percent for three reasons. First, salaries increased $169,000 primarily because the Company hired new employees to staff its new Hendricks County branches. Second, commission expense, increased $139,000 because higher commissions were paid to mortgage loan originators and annuity salespeople due to increased volume. Third, health insurance expense increased $65,000 because the Bank is partially self-insured and several large claims were paid on employees during the first quarter of 2002 which added to the overall increase in rates on insurance. Occupancy expense increased $105,000, or 21.4 percent, primarily due to opening two new branches in Hendricks County. Other operating expense increased $115,000, or 24.1 percent primarily because we outsourced our proof operation during the fourth quarter of 2001. This expense was partially offset by a reduction in salaries when our proof department was eliminated.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at March 31, 2002 increased 1.7 percent, or $8.2 million compared to December 31, 2001. As mentioned before, deposit growth exceeded loan growth during the first quarter of 2002. At March 31, 2002, total loans grew by $5.0 million, or 1.4 percent over December 31, 2001 balances. Average deposits grew by $10.7 million, or 2.9 percent during first three months of 2002, and average short-term borrowings (federal funds purchased and repurchase agreements) increased $2.6 million, primarily due to an increase in average federal funds purchased. Average other borrowings, primarily FHLBI advances, increased $7.8 million or 25.6 percent during the first three months of 2002. This increase is attributed to an increase in FHLBI advances. The Company has obtained longer term FHLBI advances to lock in relatively low rates for an extended period of time, and for gap management purposes.


Capital
-------
Shareholders' equity increased $716,000 at March 31, 2002 compared to December 31, 2001. This increase was a result of year-to-date net income of $1.5 million, dividends paid of $738,000 and other comprehensive loss, consisting solely of the change (decrease) in net unrecognized gains in the Company's available-for-sale securities portfolio, of $45,000.

The Company's capital continues to exceed regulatory minimums. At March 31, 2002, the Company had a Tier I risk-based capital ratio of 12.2 percent, total risk-based capital ratio of 13.5 percent, and a leverage ratio of 8.2 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of
10.0 percent are considered "well capitalized."

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2002, the Bank had $8.0 million of loans internally classified compared to $6.4 million at December 31, 2001. The allowance for loan losses was $4.3 million, or 1.14 percent of total loans at March 31, 2002 compared to $4.2 million, or 1.13 percent, of total loans at December 31, 2001. A portion of classified loans are non-accrual loans. The Bank had non-accrual loans totaling $1.2 million of total loans at March 31, 2002 compared to $710,000 at December 31, 2001. At March 31, 2002, the Bank had $850,000 of loans 90 days or more past due but still accruing, compared to $1.7 million at December 31, 2001.

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

Management believes that it has adequate liquidity for the Company's short and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided for by retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are supplemented by the ability of the Company to borrow from the FHLBI. FHLBI advances were $37.6 million at March 31, 2002 compared to $30.7 million at December 31, 2001. The Company has additional borrowing capacity at the FHLBI of $7.4 million as limited by a Board resolution. If the Company's borrowing capacity were not limited by the Board resolution, the Company would have excess borrowing capacity of $55.3 million. Management's primary focus is on increasing deposits to fund future growth, but the Board anticipates it would increase its resolution limit if the Bank needs additional liquidity.

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

The Company's interest sensitivity position at March 31, 2002 remained adequate to meet the Company's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This particular analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 1 percent to 3 percent (100 to 300 basis point) increase or decrease in interest rates. The Company's Board of Directors adopted an interest rate risk policy which established a 10 percent maximum increase or decrease in the NPV in the event of a sudden and sustained 2 percent (200 basis point) increase or decrease in interest rates.

The following two tables represent the Bank's projected change in NPV for the various rate change (rate shock) levels as of March 31, 2002:

                      Net Portfolio Value at March 31, 2002
                      -------------------------------------

     Change in Interest Rate      Dollar Amount     $ Change in       % Change
          (basis points)         (in thousands)          NPV           in NPV
     -----------------------     --------------     -----------       --------
               +300                  $ 60,348         $ (1,601)        (2.59)%
               +200                    60,923           (1,026)        (1.66)
               +100                    61,434             (515)        (0.83)
                  0                    61,949               --            --
               -100                    62,401              452          0.73
               -200                    62,724              775          1.25
               -300                    65,440            3,491          5.64

The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2001:

                    Net Portfolio Value at December 31, 2001
                    ----------------------------------------

     Change in Interest Rate      Dollar Amount     $ Change in       % Change
          (basis points)         (in thousands)          NPV           in NPV
     -----------------------     --------------     -----------       --------
               +300                  $ 58,855         $ (2,236)        (3.66)%
               +200                    59,619           (1,472)        (2.41)
               +100                    60,358             (733)        (1.20)
                  0                    61,091               --            --
               -100                    61,761              670          1.10
               -200                    61,974              883          1.45
               -300                    69,062            7,971         13.05

Management believes a 300 basis point (3 percent) decrease in rates is remote and a 200 basis point decrease is unlikely, therefore, we will focus our discussion on the effects of a 100 basis point decrease and a 300 basis point increase.

The March 31, 2002 table above indicates that the Bank's estimated NPV would be expected to decrease by 2.59 percent in the event of a sudden and sustained 300 basis point increase in interest rates. This would indicate that the Bank's interest bearing liabilities are slightly more sensitive to an increase in rates than its assets. In the event of a sudden and sustained 100 basis point decrease in prevailing interest rates, the Bank's estimated NPV would be expected to increase 0.73 percent. This would indicate that the Bank's assets would reprice downward at a pace modestly slower (on average) than the Bank's liabilities. As of March 31, 2002, the Company's estimated changes in NPV at all levels of interest rate changes were well within the approved guidelines established by the Board of Directors. The direction and amount of change in NPV did not vary greatly between March 31, 2002 and December 31, 2001. Several floors on deposits were lowered when the Bank's March 31, 2002 analysis was performed, which lowered the increase in NPV at a decrease in rates of 300 basis points.

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

                       Impact of New Accounting Standards
                       ----------------------------------

In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company has no goodwill or other intangible assets recorded in its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company currently believes that the impact, if any, of adopting this statement will not be significant to its financial position and net income.


                           Forward-Looking Statements
                           --------------------------

This release contains forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This release contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions;
(2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business (5) legislative or regulatory changes adversely affect the business of the Company; and (6) changes in real estate values or the real estate markets. Further information on other factors which could affect the financial results of the Company are included in the Company's filings with the Securities and Exchange Commission.

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

10 (v) Monroe Bancorp Thrift Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan is incorporated by reference to registrant's Form 10 filed November 14, 2000.

Item 6b.          Reports filed on Form 8-K.
--------          --------------------------

                  Monroe Bancorp filed an 8-K on February 22, 2002 to report the release of a summary of fourth quarter 2001 and calendar year 2001 financial information issued February 22, 2002,

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MONROE BANCORP

    Date:    May 14, 2002          By: /s/ Mark D. Bradford
             ------------              ----------------------------------
                                       Mark D. Bradford, President and
                                       Chief Executive Officer

    Date:    May 14, 2002          By: /s/ Gordon M. Dyott
             ------------              ----------------------------------
                                       Gordon M. Dyott, Exec. Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)