Form 10-Q
period 2002-06-30
MONROE BANCORP
filed 2002-08-13
CIK 745456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------
Commission File No.  0-31951
                     -------

                                 MONROE BANCORP
             (Exact name of registrant as specified in its charter)

           Indiana                                    35-1594 017
-------------------------------             ---------------------------------
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

                        Yes  X     No
                            ---       ---

Outstanding Shares of Common Stock on July 31, 2002:  6,150,240
                                                      ---------

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I. Financial Information:

     Item 1.  Financial Statements:

                 Consolidated Condensed Balance Sheets.......................  3

                 Consolidated Condensed Statements of Income - Six Months....  4

                 Consolidated Condensed Statements of Income - Three Months..  5

                 Consolidated Condensed Statements of Shareholders' Equity...  6

                 Consolidated Condensed Statements of Cash Flows.............  7

                 Notes to Consolidated Condensed Financial Statements........  8

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................  9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 16

Forward Looking Statements................................................... 17

Part II.  Other Information:

     Item 1.  Legal Proceedings.............................................. 19

     Item 2.  Changes In Securities.......................................... 19

     Item 3.  Defaults Upon Senior Securities................................ 19

     Item 4.  Submission of Matters to a Vote of Security Holders............ 19

     Item 5.  Other Information.............................................. 19

     Item 6a. Exhibits....................................................... 19

     Item 6b. Reports Filed on Form 8-K...................................... 20

Signatures................................................................... 21

Exhibit Index................................................................ 22

Item 1.            Financial Statements
-------            --------------------

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       June 30,   December 31,
                                                                        2002          2001
                                                                      ------------------------
Assets
      Cash and due from banks ....................................    $  17,575     $  17,276
      Federal funds sold .........................................        9,200            --
                                                                      -----------------------
            Cash and cash equivalents ............................       26,775        17,276
      Trading securities .........................................        2,923         3,060
      Investment securities
            Available for sale ...................................       32,617        17,821
            Held to maturity .....................................       66,682        67,569
                                                                      -----------------------
                  Total investment securities ....................       99,299        85,390
      Loans held for sale ........................................        1,344         8,032
      Loans, net of allowance for loan losses of $4,186 and $4,198      375,737       359,570
      Premises and equipment .....................................       11,977        11,633
      Federal Home Loan Bank of Indianapolis stock, at cost ......        1,882         1,534
      Interest receivable and other assets .......................        8,507         9,058
                                                                      -----------------------

            Total assets .........................................    $ 528,444     $ 495,553
                                                                      =======================

Liabilities
      Deposits
            Noninterest-bearing ..................................    $  59,487     $  55,034
            Interest-bearing .....................................      344,009       304,172
                                                                      -----------------------
                  Total deposits .................................      403,496       359,206
      Short-term borrowings ......................................       39,903        58,212
      Other borrowings ...........................................       36,950        31,785
      Interest payable and other liabilities .....................        5,639         5,666
                                                                      -----------------------
            Total liabilities ....................................      485,988       454,869
                                                                      -----------------------

Commitments and Contingent Liabilities

Shareholders' Equity
      Common stock, no-par value
            Authorized - 18,000,000 shares
            Issued and outstanding - 6,150,240 shares ............          137           137
      Additional paid-in capital .................................        3,362         3,359
      Retained earnings ..........................................       39,047        37,449
      Accumulated other comprehensive income .....................          507           336
      Unearned ESOT shares .......................................         (597)         (597)
                                                                      -----------------------
            Total shareholders' equity ...........................       42,456        40,684
                                                                      -----------------------
            Total liabilities and shareholders' equity ...........    $ 528,444     $ 495,553
                                                                      =======================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                 Six Months Ended
                                                                     June 30,
                                                              ---------------------
                                                                2002         2001
                                                              ---------------------
Interest Income
      Loans, including fees ..............................    $ 12,543     $ 13,396
      Trading securities .................................          33           43
      Investment securities
            Taxable ......................................       1,816        1,878
            Tax exempt ...................................         550          654
      Federal funds sold .................................          58           69
                                                              ---------------------
            Total interest income ........................      15,000       16,040
                                                              ---------------------

Interest Expense
      Deposits ...........................................       4,586        6,851
      Short-term borrowings ..............................         216          833
      Long-term debt .....................................         924          233
                                                              ---------------------
            Total interest expense .......................       5,726        7,917
                                                              ---------------------

Net Interest Income ......................................       9,274        8,123
      Provision for loan losses ..........................         552          320
                                                              ---------------------
Net Interest Income After Provision for Loan Losses ......       8,722        7,803
                                                              ---------------------

Other Income
      Trust fees .........................................         456          435
      Service charges on deposit accounts ................       1,257        1,050
      Commission income ..................................         411          310
      Realized and unrealized losses on securities .......        (159)        (133)
      Gain on sale of loans ..............................         393          229
      Other operating income .............................         386          531
                                                              ---------------------
            Total other income ...........................       2,744        2,422
                                                              ---------------------

Other Expenses
      Salaries and employee benefits .....................       4,304        3,565
      Premises and equipment .............................       1,195          965
      Advertising ........................................         348          251
       Depreciation on directors' and executives' deferred
            compensation plan ............................        (178)         (96)
      Other operating expense ............................       1,205        1,029
                                                              ---------------------
            Total other expenses .........................       6,874        5,714
                                                              ---------------------

Income Before Income Tax .................................       4,592        4,511
      Income tax expense .................................       1,530        1,560
                                                              ---------------------

Net Income ...............................................    $  3,062     $  2,951
                                                              =====================

Basic earnings per share .................................    $    .50     $    .48
Diluted earnings per share ...............................        . 50          .48

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                    Three Months Ended
                                                                         June 30,
                                                                    -------------------
                                                                     2002        2001
                                                                    -------------------
Interest Income
      Loans, including fees ....................................    $ 6,163     $ 6,682
      Trading securities .......................................         17          23
      Investment securities
            Taxable ............................................      1,011         898
            Tax exempt .........................................        271         321
      Federal funds sold .......................................         27          30
                                                                    -------------------
            Total interest income ..............................      7,489       7,954
                                                                    -------------------

Interest Expense
      Deposits .................................................      2,276       3,374
      Short-term borrowings ....................................         98         333
      Long-term debt ...........................................        468         137
                                                                    -------------------
            Total interest expense .............................      2,842       3,844
                                                                    -------------------

Net Interest Income ............................................      4,647       4,110
      Provision for loan losses ................................        276         170
                                                                    -------------------
Net Interest Income After Provision for Loan Losses ............      4,371       3,940
                                                                    -------------------

Other Income
      Trust fees ...............................................        239         221
      Service charges on deposit accounts ......................        662         529
      Commission income ........................................        203         196
      Realized and unrealized gains (losses) on securities .....       (146)        109
      Gain on sale of loans ....................................        174         137
      Other operating income ...................................        197         307
                                                                    -------------------
            Total other income .................................      1,329       1,499
                                                                    -------------------

Other Expenses
      Salaries and employee benefits ...........................      2,138       1,844
      Premises and equipment ...................................        600         475
      Advertising ..............................................        181         134
      Appreciation (depreciation) on directors' and executives'
            deferred compensation plan .........................       (178)        128
      Other operating expense ..................................        623         551
                                                                    -------------------
            Total other expenses ...............................      3,364       3,132
                                                                    -------------------

Income Before Income Tax .......................................      2,336       2,307
      Income tax expense .......................................        773         803
                                                                    -------------------

Net Income .....................................................    $ 1,563     $ 1,504
                                                                    ===================

Basic earnings per share .......................................    $   .26     $   .24
Diluted earnings per share .....................................       . 26        . 24

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statements of Shareholders' Equity
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                                                Unearned
                                         Common Stock                                           Accumulated     Employee
                                     -------------------  Additional                               Other         Stock
                                       Shares               Paid In   Comprehensive  Retained  Comprehensive   Ownership
                                     Outstanding  Amount    Capital       Income     Earnings     Income      Trust Shares   Total
                                     ----------------------------------------------------------------------------------------------
Balances, January 1, 2002             6,150,240   $  137   $  3,359                 $  37,449    $    336       $   (597)  $ 40,684

Comprehensive Income:
     Net income for the period                                           $  3,062       3,062                                 3,062
     Unrealized gains on securities                                           171                     171                       171
     Cash dividend ($.24 per share)                                                    (1,464)                               (1,464)
     ESOT shares earned                                           3                                                               3
                                     ----------   ------   --------      --------   ---------    --------       --------   --------

Balances, June 30, 2002               6,150,240   $  137   $  3,362      $  3,233   $  39,047    $    507       $   (597)  $ 42,456
                                     ==========   ======   ========      ========   =========    ========       ========   ========


See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               ---------------------
                                                                                 2002         2001
                                                                               --------     --------
Operating Activities
      Net income ..........................................................    $  3,062     $  2,951
      Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses ........................................         552          320
         Depreciation and amortization ....................................         438          370
         Deferred income tax ..............................................          39          148
         Investment securities amortization ...............................         128          117
         Securities gain ..................................................         (46)          (4)
         Origination of loans held for sale ...............................     (19,751)     (16,295)
         Proceeds from sale of loans held for sale ........................      26,832       16,706
         Gain on sale of loans held for sale ..............................        (393)        (229)
         ESOT compensation ................................................           3           --
         Net change in:
            Trading securities ............................................         137           62
            Interest receivable and other assets ..........................         473         (129)
            Interest payable and other liabilities ........................         (27)         521
                                                                               --------     --------
                  Net cash provided by operating activities ...............      11,447        4,538
                                                                               --------     --------

Investing Activities
      Purchases of securities available for sale ..........................     (19,236)      (3,515)
      Proceeds from sales of securities available for sale ................       3,281           25
      Proceeds from paydowns and maturities of securities
            available for sale ............................................       1,399        9,670
      Purchases of securities held to maturity ............................     (14,934)          --
      Proceeds from paydowns and maturities of securities held to maturity       15,708        8,794
      Purchase of FHLB stock ..............................................        (348)         (93)
      Net change in loans .................................................     (16,718)     (27,551)
      Purchases of premises and equipment .................................        (782)        (587)
                                                                               --------     --------
                  Net cash used by investing activities ...................     (31,630)     (13,257)
                                                                               --------     --------

Financing Activities
      Net change in
         Noninterest-bearing, interest-bearing demand and savings deposits        9,832       23,856
         Certificates of deposit ..........................................      34,458       (5,010)
         Short-term borrowings ............................................     (18,309)     (13,604)
      Proceeds of long-term debt ..........................................       7,398        8,183
      Repayment of long-term debt .........................................      (2,233)      (2,026)
      Cash dividends paid .................................................      (1,464)      (1,351)
                                                                               --------     --------
                  Net cash provided by financing activities ...............      29,682       10,048
                                                                               --------     --------
Net Change in Cash and Cash Equivalents ...................................       9,499        1,329
Cash and Cash Equivalents, Beginning of Period ............................      17,276       25,983
                                                                               --------     --------

Cash and Cash Equivalents, End of Period ..................................    $ 26,775     $ 27,312
                                                                               ========     ========

Supplemental cash flow disclosures
      Interest paid .......................................................    $  5,806     $  8,114
      Income tax paid .....................................................       1,500        1,505

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

The interim consolidated financial statements at June 30, 2002, and for the six months ended June 30, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                                    Six months ended
                                                    ----------------
                                          June 30, 2002          June 30, 2001
                                          -------------          -------------
Weighted average shares outstanding......   6,150,240              6,150,240
Average unearned ESOT shares.............     (50,461)                (9,313)
                                            ---------              ---------

   Shares used to compute basic
            earnings per share...........   6,099,779              6,140,927

Effect of dilutive securities
            stock options................       3,227                     --
                                            ---------              ---------

   Shares used to compute diluted
            earning per share............   6,103,006              6,140,927
                                            =========              =========

For the six months ending June 30, 2002 and 2001, options to purchase 105,000 and 110,000 shares, respectively, were not included in the earnings per share calculation because the exercise price exceeded the market price.

                                                   Three months ended
                                                   ------------------
                                          June 30, 2002          June 30, 2001
                                          -------------          -------------
Weighted average shares outstanding......   6,150,240              6,150,240
Average unearned ESOT shares.............     (49,823)                (8,051)
                                            ---------              ---------

   Shares used to compute basic
       earnings per share................   6,100,417              6,142,189

Effect of dilutive securities
            stock options................       8,762                     --
                                            ---------              ---------

   Shares used to compute diluted
            earnings per share...........   6,109,179              6,142,189
                                            =========              =========

For the three months ended June 30, 2001, options to purchase 110,000 shares were not included in the earnings per share calculation because the exercise price exceeded the market price.

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

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from sixteen locations in Monroe, Jackson, Lawrence, and Hendricks Counties, Indiana. Approximately 80 percent of the Bank's business is originated in branches located in Monroe County and is concentrated in and around the city of Bloomington.

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

Market Expansion
----------------
The Bank now has three branches in Hendricks County, west of Indianapolis. The Avon and Plainfield branches opened in September and October 2001, respectively, and a third branch opened in Brownsburg in May of 2002. As of June 30, 2002, the Bank had $40.2 million in deposits and $25.9 million in loans at the Hendricks County branches.

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

Critical Accounting Policies
----------------------------

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on page 30 to 31 of the annual report for calendar year 2001. Certain of theses policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its primary critical accounting policy is determining the allowance for loan losses ("ALL").

Allowance for Loan Losses
-------------------------
The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and applicable economic and environmental conditions. The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The amount provided for loan losses and the determination of the appropriateness of the allowance are based on a continuous review of the loan portfolio, including an internally administered loan "watch" list and an independent loan review provided by an outside accounting firm (BKD, LLP). The evaluation takes into consideration identified credit problems from individually evaluated loans, as well as historical loss experience, adjusted for relevant qualitative environmental factors, for loans evaluated collectively. Qualitative environmental factors considered during the analysis include: national and local economic trends, trends in delinquencies and charge-offs, trends in volume and terms of loans (including concentrations within industries), recent changes in underwriting standards, experience and depth of lending staff, and industry conditions.

The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements including:

o the formula allowance related to historical losses on homogeneous pools of loans
o    specific allowances related to specifically identified loans
o    the unallocated allowance attributed to qualitative environmental factors


Results of Operations
---------------------

Overview
--------
Net income for the second quarter was $1.6 million compared with $1.5 million for the same quarter last year, an increase of 3.9 percent. Basic and diluted earnings per share were $0.26 for the three months ended June 30, 2002 compared to $0.24 for the three months ended June 30, 2001. Net income was $3.1 million and $3.0 million for the six-month periods ended June 30, 2002 and 2001, respectively, an increase of 3.8 percent. Basic and diluted earnings per share were $0.50 for the six months ended June 30, 2002, compared to $0.48 for the six months ended June 30, 2001.

Annualized return on average equity (ROE) for the second quarter of 2002 increased to 14.91 percent compared to 14.52 percent ROE for year ending December 31, 2001. However, second quarter ROE decreased when compared to ROE of
15.32 percent for the second quarter in 2001. The annualized return on average assets (ROA) was 1.21 percent for the second quarter of 2002 compared with 1.36 percent for the same period in 2001. For the six-month periods ended June 30, 2002 and 2001, annualized ROE was 14.84 percent and 15.31 percent, respectively, while the annualized ROA was 1.21 percent and 1.35 percent, respectively.

The earnings growth rate reflects strong growth in loans, fee income and gains on mortgages sold in the secondary market offset by the impact of the Bank's entry into Hendricks County and an increase in the provision for loan losses. Excluding the start-up operation in Hendricks County, the Company generated a 9.3 percent increase in net income for the second quarter 2002 compared to 2001, and an increase of 9.6 percent year to date.

As of June 30, 2002, year to date dividends paid were $0.24 per share, compared to $0.22 per share for the same period in 2001, an increase of 9.1 percent. In keeping with management's strategy, the Company has increased the dividend rate each year for more than 15 years. At June 30, 2002, the annualized dividend yield was 3.5 percent compared to 4.4 percent at June 30, 2001. The decrease in yield occurred due to an increase in the market value of the stock. At June 30, 2002, the closing market price of Monroe Bancorp stock was $13.78 compared to $9.93 per share at June 30, 2001, an increase of 38.8 percent.

Net Interest Income / Net Interest Margin
-----------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. Net interest income after the provision for loan losses was $4.4 million for the three months ended June 30, 2002 compared to $3.9 million for the same period in 2001, an increase of 10.9 percent. The increase in net interest income can primarily be attributed to strong loan growth. Average loans for the second quarter of 2002 were $375.8 million compared to $314.1 million for the second quarter of 2001, an increase of $61.7 million, or 19.6 percent.

The second quarter tax-equivalent net interest margin was 4.1 percent in 2002 compared to 4.2 percent in 2001. The decline in the margin occurred primarily for two reasons. The Bank consciously obtained longer term deposits and Federal Home Loan Bank of Indianapolis (FHLBI) advances for asset/liability management purposes. These deposits/borrowings carry a higher rate of interest than if the Bank had obtained short-term deposits and borrowings. Management believes that the longer term fixed rate funding has reduced the Company's interest rate risk even though the short-term effect is a decline in the margin. Also, during the second quarter of 2002, deposits grew more quickly than loans, and more funds were invested in federal funds sold than during the second quarter of 2001, when loans grew faster than deposits. The tax equivalent yield on earning assets decreased during the second quarter of 2002 to 6.4 percent compared to 7.9 percent for the second quarter of 2001. This was a reflection of loans repricing as the prime rate decreased from 6.75 percent during the second quarter of 2001 to 4.75 percent at the end of the second quarter of 2002. The rate on interest bearing liabilities also decreased, from 4.5 percent during the second quarter of 2001 to 2.8 percent for the second quarter of 2002, due to the declining interest rate environment.

For the six months ended June 30, 2002, net interest income after the provision for loan losses was $8.7 million compared to $7.8 million for the same period in 2001, an increase of $919,000, or 11.8 percent. Once again, this growth resulted primarily from an increase in the average balance of loans to $374.6 million for the first six months of 2002 compared to $306.1 million for the same period in 2001, an increase of $68.5 million or 22.4 percent. This growth was partially offset by a decrease in the average balance of investment securities to $92.4 million for the first six months of 2002 compared to $97.3 million for the same period of 2001. Total interest income decreased to $15.0 million for the first six months of 2002 from $16.0 million for the same period in 2001. Total interest expense also decreased from $7.9 million during the first six months of 2001 to $5.7 million for the first six months of 2002. These decreases occurred because the decline in the interest rate environment.

The increase in net interest income was also offset by an increase in the provision for loan losses. During the first six months of 2002, $552,000 was added to the provision, compared to $320,000 during the same period in 2001. Credit quality remains strong and delinquent loans as a percent of the total portfolio have decreased to 1.5 percent at June 30, 2002 compared to 2.0 percent at June 30, 2001. However, the Bank has experienced an increase in loan charged offs this year compared to last year, and an increase in loans internally classified and non-accrual loans, as discussed further under "Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans." These factors, coupled with significant growth in the loan portfolio, led management to increase the provision in 2002.

The tax-equivalent yield on earning assets decreased from 8.1 percent for the first six months of 2001 to 6.5 percent for the first six months of 2001. The rate on interest bearing liabilities decreased to 2.9 percent for the first six months of 2002 from 4.7 percent for the same period in 2001. The Company's net interest margin decreased to 4.1 percent for the first six months of 2002 compared to 4.2 percent in the prior year. Reasons for the decrease in the margin year-to-date are the same as the reasons for the decrease in the second quarter as discussed above.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income decreased $170,000 for the three months ended June 30, 2002 compared to the same period in 2001. Unrealized securities losses during the second quarter of 2002 of $192,000 are included in "Realized and unrealized gains (losses) on securities" on page 5 of the consolidated condensed financial statements and unrealized gains of $108,000 are included for the second quarter of 2001. These unrealized losses and gains are comprised entirely of net unrealized losses and gains on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any net unrealized loss is directly offset by a decrease to directors' fee and executives' deferred compensation expense, and conversely, any unrealized gain is offset by an increase to directors' fee/executives' deferred compensation expense. This is included in the line item identified on page 5 of the consolidated condensed financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plan." The activity in the rabbi trust has no effect on the Company's net income.

Omitting the unrealized losses and gains on the rabbi trust from 2002 and 2001, noninterest income increased $130,000 or 9.4 percent during the second quarter of 2002 compared to the same period of 2001. This growth mainly occurred in service charges, which increased $133,000 or 25.1 percent, due to the maturation of the Overdraft Protector product. Noninterest income for the second quarter of 2001 includes a one-time gain recognized from the sale of a section of land at one of the Bank's branches to the City of Bloomington for a road construction project. The sale resulted in an $88,000 gain. Omitting this 2001 one-time gain, and the $46,000 gain recognized on the sale of a security during the second quarter of 2002, noninterest income increased $173,000 or 13.3 percent.

For the first six months of 2002, noninterest income increased $322,000 or 13.3 percent over the same period for 2001. Omitting the realized gains from land and security sales and unrealized losses from the rabbi trust, noninterest income increased $432,000, or 17.5 percent. The majority of these increases occurred in the following areas: service charges which increased $207,000, or 19.7 percent, due to the maturation of the Overdraft Protector product, gains on the sale of mortgages in the secondary market which increased $164,000, or 71.6 percent, primarily due to the favorable declining interest rate environment, and platform sales and brokerage commission income increased $101,000, or 32.6 percent.

Total other noninterest expense increased $232,000 during the second quarter of 2002 compared to the same period in 2001. As previously discussed above, the net unrealized losses on trading securities in the rabbi trust directly decreased director fee expense in 2002, and the net unrealized gains increased directors' fees in the second quarter of 2001. Without the effect of the rabbi trust on 2002 and 2001, other noninterest expense increased $538,000 or 17.9 percent. Salaries and employee benefits increased $294,000 or 15.9 percent primarily because we have fully staffed our three Hendricks County branches now, compared to having only three Hendricks County employees hired at the end of the second quarter of 2001. Premises and equipment expense also increased by $125,000, or
26.3 percent, due to the addition of the three Hendricks County branches.

For the first six months of 2002, noninterest expense increased $1.16 million over the same period of 2001. Without the effect of the rabbi trust unrealized gains/losses on directors' fee/executives' deferred compensation expense, noninterest expense increased $1.24 million, or 21.4 percent. As discussed above, the bulk of this increase occurred in salaries and employee benefits, which increased $739,000 or
20.7 percent due to the increase in Hendricks County staff plus increases in mortgage, platform sales and brokerage commission expense due to corresponding increases in commission income. Premises and equipment expense increased $230,000, or 23.8 percent, primarily due to the expansion in Hendricks County. The Bank also demolished a branch in Monroe County and built a larger branch in its place in February of 2002, which contributed to the increase in occupancy expense. Other operating expense increased $176,000, or 17.1 percent, primarily because the Bank outsourced its proof operations during the fourth quarter of 2001. This expense was partially offset by a reduction in salaries when the Proof Department staff filled other open positions within the bank.


Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company increased 6.6 percent, or $32.9 million at June 30, 2002 compared to December 31, 2001. As previously mentioned, deposit growth exceeded loan growth during the first six months of 2002. At June 30, 2002, total loans grew $9.5 million, or 2.6 percent. This growth occurred despite $9.9 million of loans being securitized with the Federal Home Loan Mortgage Corporation ("FHLMC"). Without the securitization, loans would have increased $19.3 million or, 5.2 percent. Total investment securities increased by $13.9 million, or 16.3 percent, at June 30, 2002 compared to December 31, 2001, primarily because of the $9.9 million securities received from FHLMC in exchange for the securitized loans. Deposits grew $44.3 million, or 12.3 percent during first six months of 2002, while short-term borrowings, repurchase agreements and federal funds purchased, declined $18.3 million or 31.4 percent. The Bank had $21.9 million of federal funds purchased at December 31, 2001 compared to none at June 30, 2002. The strong growth in deposits offset the need for the Bank to purchase federal funds. Other borrowings, primarily FHLBI advances, increased $5.2 million, or 16.3 percent during the first six months of 2002.

Capital Resources
-----------------
Shareholders' equity increased $1.8 million at June 30, 2002 compared to December 31, 2001. This increase was a result of year-to-date net income of $3.1 million, dividends paid of $1.5 million and other comprehensive income (the net change in the fair market value of the Company's available-for-sale securities portfolio) of $171,000.

The Company's capital continues to exceed regulatory minimums. At June 30, 2002, the Company had a Tier I risk-based capital ratio of 11.8 percent, total risk-based capital ratio of 13.0 percent, and a leverage ratio of 8.2 percent. Regulatory capital guidelines require a Tier I risk-based capital ratio of 4.0 percent and a total risk-based capital ratio of 8.0 percent. Banks with Tier I risk-based capital ratios of 6.0 percent and total risk-based capital ratios of
10.0 percent are considered "well capitalized."

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of June 30, 2002, the Bank had $10.1 million of loans internally classified compared to $6.4 million at December 31, 2001. The majority of the increase in internally classified assets ($2.9 million) relates to two credits. One of the credits is in the process of an orderly liquidation and the Bank expects to be substantially paid by the end of the third quarter. The second credit had several notes which were delinquent at June 30, 2002, however, none of these notes were more than 30 days delinquent as of July 31, 2002.

The allowance for loan losses was $4.2 million, or 1.1 percent of total loans at June 30, 2002 virtually the same as it was on December 31, 2001. A portion of classified loans are non-accrual loans. The Bank had non-accrual loans totaling $2.2 million at June 30, 2002 compared to $710,000 at December 31, 2001. The increase is largely a result of the softening of economic conditions within the Bank's market. At June 30, 2002, the Bank had $1.2 million of loans 90 days or more past due but still accruing, compared to $1.7 million at December 31, 2001. As mentioned before, these decreased because more of these loans were placed on nonaccrual status.

Liquidity
---------

Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments, increased deposits and total institutional borrowing capacity.

Management believes that the Company has adequate liquidity for its short and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company by retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLBI). FHLBI advances were $35.6 million at June 30, 2002 compared to $30.7 million at December 31, 2001. The Bank has excess borrowing capacity at the FHLBI of $9.4 million as limited by a Board resolution. If the Bank's borrowing capacity were not limited by the Board resolution, the Bank would have excess borrowing capacity of $57.4 million. Management's primary focus has been on increasing deposits to fund future growth, as is evidenced by the strong growth in deposits during the first six months of 2002, but the Board anticipates it would increase its resolution limit if the Bank needs additional liquidity.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk
-------            ----------------------------------------------------------

Market risk of the Bank encompasses exposure to both liquidity risk and interest rate risk and is reviewed on an ongoing basis by management and quarterly by the Asset/Liability Committee ("ALCO") and the Board of Directors. Liquidity was addressed as part of the discussion entitled "Liquidity."

The Bank's interest sensitivity position at June 30, 2002 remained adequate to meet its primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This particular analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 1 percent to 3 percent (100 - 300 basis point) increase or decrease in interest rates. The Company's Board of Directors adopted an interest rate risk policy which established a 10 percent maximum increase or decrease in the NPV in the event of a sudden and sustained 2 percent (200 basis point) increase or decrease in interest rates.

The following table represents the Bank's projected change in NPV for the various rate change (rate shock) levels as of June 30, 2002:

                      Net Portfolio Value at June 30, 2002
                      ------------------------------------


Change in Interest Rate   Dollar Amount      $ Change in     Percent Change
   (basis points)         (in thousands)         NPV              in NPV
   --------------         --------------         ---              ------
       +300                  $ 59,815         $ (1,402)           (2.29)%
       +200                    60,326             (891)           (1.45)
       +100                    60,807             (410)           (0.67)
          0                    61,217              ---              ---
       -100                    61,453              236             0.39
       -200                    61,409              192             0.31
       -300                    69,200            7,983            13.04

The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2001:

                    Net Portfolio Value at December 31, 2001
                    ----------------------------------------


Change in Interest Rate   Dollar Amount      $ Change in     Percent Change
   (basis points)         (in thousands)         NPV              in NPV
   --------------         --------------         ---              ------
       +300                  $ 58,855         $ (2,236)           (3.66)%
       +200                    59,619           (1,472)           (2.41)
       +100                    60,358             (733)           (1.20)
          0                    61,091              ---             ---
       -100                    61,761              670             1.10
       -200                    61,974              883             1.45
       -300                    69,062            7,971            13.05

Management believes a 300 basis point (3 percent) decrease in rates is remote, and a 200 basis point decrease is unlikely, therefore, we will focus our discussion on the effects of a 100 basis point decrease and a 300 basis point increase.

The June 30, 2002 table above indicates that the Bank's estimated NPV would be expected to decrease by 229 basis points as of June 30, 2002 in the event of a sudden and sustained 300 basis point increase in interest rates. This would indicate that the Bank's interest bearing liabilities are slightly more sensitive to an increase in rates than its assets. In the event of sudden and sustained 100 basis point decrease in prevailing interest rates, the Bank's estimated NPV would be expected to increase 39 basis points. As of June 30, 2002 the Company's estimated changes in NPV were within the approved guidelines established by the Board of Directors. The June 30, 2002 changes in NPV at the various changes in interest rate are slightly lower than at December 31, 2001, but are similar in size and direction.

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

                           Part II - Other Information

Item 1.     Legal Proceedings.
-------     ------------------
            None.

Item 2.     Changes in Securities.
-------     ----------------------
            None

Item 3.     Defaults upon Senior Securities.
            Not applicable.

Item 4.     Submission of Matters to a Vote by Security Holders.
-------     ----------------------------------------------------

            At the April 25,2002 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders. Election of Directors - The following directors were elected for a term of three years.

                                           VOTE COUNT
                                  ----------------------------
                                     FOR              WITHHELD
                                     ---              --------
            Mark D. Bradford      4,557,385            12,520
            Steven R. Crider      4,557,385            12,520
            Paul W. Mobley        4,440,631           129,274

            Selection of Independent Public Accountants - BKD, LLP, Indianapolis, Indiana: Votes For - 4,548,331 Votes Against - 9,000, Votes Abstained - 10,054.

Item 5.     Other Information.
-------     ------------------
            None.

Item 6a.    Exhibits.
--------    ---------

Exhibit No: Description of Exhibit:
----------- -----------------------

3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2001.

3 (ii) Monroe Bancorp Bylaws are incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (i) 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (ii) 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (iii) Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (iv) Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (v) Monroe Bancorp Thrift Plan is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan is incorporated by reference to registrant's Form 10 filed November 14, 2001.

99(i)       Certification pursuant to 18 U.S.C. Section 1350 for Chief Executive
            Officer

99(ii) Certification pursuant to 18 U.S.C. Section 1350 for Chief Financial Officer

Item 6b.    Reports filed on Form 8-K.
-------     --------------------------
            Monroe Bancorp filed the following Forms 8-K:

               o Filed April 19, 2002 to report the release of a summary of first quarter earnings issued April 19, 2002.

               o Filed May 20, 2002 to report the Quarterly Financial Statement (March 31, 2002) issued May 17, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MONROE BANCORP

    Date: August 12, 2002             By: /s/ Mark D. Bradford
          ---------------                 -------------------------------
                                          Mark D. Bradford, President and
                                          Chief Executive Officer

    Date: August 12, 2002             By: /s/ Gordon M. Dyott
          ---------------                 -------------------------------
                                          Gordon M. Dyott, Exec. Vice President,
                                          Chief Financial Officer and Chief
                                          Accounting Officer

                                  Exhibit Index
                                  -------------


Exhibit
Number        Description
------        -----------

3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2001.

3 (ii) Monroe Bancorp Bylaws are incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (i) 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (ii) 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (iii) Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2001.


10 (iv) Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (v) Monroe Bancorp Thrift Plan is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan is incorporated by reference to registrant's Form 10 filed November 14, 2001.

99(i)         Certification pursuant to 18 U.S.C. Section 1350 for Chief
              Executive Officer

99(ii) Certification pursuant to 18 U.S.C. Section 1350 for Chief Financial Officer