Form 10-Q
period 2002-09-30
MONROE BANCORP
filed 2002-11-14
CIK 745456

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.  0-31951
                     -------

                                 MONROE BANCORP
             (Exact name of registrant as specified in its charter)

         Indiana                                        35-1594017
-------------------------------              ---------------------------------
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
                                                          Yes  X   No
                                                              ---     ---

Outstanding Shares of Common Stock on October 31, 2002:  6,150,240
                                                         ---------

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        -------
Part I. Financial Information:

    Item 1. Financial Statements:

                 Consolidated Condensed Balance Sheets........................3

                 Consolidated Condensed Statements of Income - Nine Months....4

                 Consolidated Condensed Statements of Income - Three Months...5

                 Consolidated Condensed Statement of Shareholders' Equity.....6

                 Consolidated Condensed Statements of Cash Flows..............7

                 Notes to Consolidated Condensed Financial Statements.........8

    Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.......18

    Item 4. Controls and Procedures..........................................20

Forward Looking Statements...................................................20

Part II.  Other Information:

    Item 1. Legal Proceedings................................................22

    Item 2. Changes In Securities............................................22

    Item 3. Defaults Upon Senior Securities..................................22

    Item 4. Submission of Matters to a Vote of Security Holders..............22

    Item 5. Other Information................................................22

    Item 6a. Exhibits........................................................22

    Item 6b. Reports Filed on Form 8-K.......................................23

Signatures...................................................................24

Certification for Quarterly Report on Form 10-Q by Principal
Executive Officer............................................................25

Certification for Quarterly Report on Form 10-Q by Principal
Financial Officer............................................................26

Exhibit Index................................................................27

Item 1.           Financial Statements
-------           ---------------------

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                     September 30,  December 31,
                                                                         2002           2001
                                                                      (Unaudited)     (Audited)
                                                                      --------------------------
Assets
     Cash and due from banks ....................................     $  16,705      $  17,276
       Federal funds sold .......................................            --             --
                                                                      ------------------------
            Cash and cash equivalents ...........................        16,705         17,276
     Trading securities .........................................         2,707          3,060
     Investment securities
         Available for sale .....................................        37,560         17,821
         Held to maturity .......................................        63,448         67,569
                                                                      ------------------------
              Total investment securities .......................       101,008         85,390
       Loans held for sale ......................................         8,276          8,032
     Loans, net of allowance for loan losses of $3,931 and $4,198       378,157        359,570
     Premises and equipment .....................................        11,923         11,633
     Federal Home Loan Bank of Indianapolis stock, at cost ......         1,882          1,534
     Interest receivable and other assets .......................         8,347          9,058
                                                                      ------------------------

         Total assets ...........................................     $ 529,005      $ 495,553
                                                                      ========================

Liabilities
     Deposits
         Noninterest-bearing ....................................     $  60,281      $  55,034
         Interest-bearing .......................................       344,010        304,172
                                                                      ------------------------
              Total deposits ....................................       404,291        359,206
     Short-term borrowings ......................................        39,474         58,212
     Other borrowings ...........................................        36,088         31,785
     Interest payable and other liabilities .....................         5,646          5,666
                                                                      ------------------------
         Total liabilities ......................................       485,499        454,869
                                                                      ------------------------

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
         Authorized - 18,000,000 shares
         Issued and outstanding -6,150,240 shares ...............           137            137
     Additional paid-in capital .................................         3,365          3,359
     Retained earnings ..........................................        39,972         37,449
     Accumulated other comprehensive income .....................           625            336
     Unearned ESOT shares .......................................          (593)          (597)
                                                                      ------------------------
            Total shareholders' equity ..........................        43,506         40,684
                                                                      ------------------------
         Total liabilities and shareholders' equity .............     $ 529,005      $ 495,553
                                                                      ========================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                 Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                 2002          2001
                                                               ----------------------
Interest Income
     Loans, including fees ...............................     $ 18,758      $ 20,208
       Trading securities ................................           47            62
     Investment securities
         Taxable .........................................        2,806         2,677
         Tax exempt ......................................          798           962
       Federal funds sold ................................           86            82
                                                               ----------------------
         Total interest income ...........................       22,495        23,991
                                                               ----------------------

Interest Expense
     Deposits ............................................        6,798         9,948
     Short-term borrowings ...............................          322         1,085
     Long-term debt ......................................        1,385           473
                                                               ----------------------
         Total interest expense ..........................        8,505        11,506
                                                               ----------------------

Net Interest Income ......................................       13,990        12,485
     Provision for loan losses ...........................          957           545
                                                               ----------------------
Net Interest Income After Provision for Loan Losses ......       13,033        11,940
                                                               ----------------------

Other Income
     Trust fees ..........................................          710           651
     Service charges on deposit accounts .................        1,928         1,540
     Commission income ...................................          606           503
     Realized and unrealized losses on securities ........         (247)         (408)
     Gain on sale of loans ...............................          632           311
     Other operating income ..............................          609           724
                                                               ----------------------
         Total other income ..............................        4,238         3,321
                                                               ----------------------

Other Expenses
     Salaries and employee benefits ......................        6,529         5,510
     Premises and equipment ..............................        1,790         1,447
     Advertising .........................................          475           386
     Depreciation on directors' and executives' deferred
            compensation plan ............................         (407)         (356)
     Other operating expense .............................        1,817         1,580
                                                               ----------------------
         Total other expenses ............................       10,204         8,567
                                                               ----------------------

Income Before Income Tax .................................        7,067         6,694
     Income tax expense ..................................        2,348         2,321
                                                               ----------------------

Net Income ...............................................     $  4,719      $  4,373
                                                               ======================

Basic earnings per share .................................     $    .77      $    .71
Diluted earnings per share ...............................          .77           .71

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                         Three Months Ended
                                                            September 30,
                                                        --------------------
                                                          2002         2001
                                                        --------------------
Interest Income
     Loans, including fees ........................     $ 6,215      $ 6,812
       Trading securities .........................          14           19
     Investment securities
         Taxable ..................................         990          799
         Tax exempt ...............................         248          308
       Federal funds sold .........................          28           13
                                                        --------------------
         Total interest income ....................       7,495        7,951
                                                        --------------------

Interest Expense
     Deposits .....................................       2,212        3,097
     Short-term borrowings ........................         106          252
     Long-term debt ...............................         461          240
                                                        --------------------
         Total interest expense ...................       2,779        3,589
                                                        --------------------

Net Interest Income ...............................       4,716        4,362
     Provision for loan losses ....................         405          225
                                                        --------------------
Net Interest Income After Provision for Loan Losses       4,311        4,137
                                                        --------------------

Other Income
     Trust fees ...................................         254          216
     Service charges on deposit accounts ..........         671          490
     Commission income ............................         195          192
     Realized and unrealized losses on securities .         (88)        (274)
     Gain on sale of loans ........................         239           81
     Other operating income .......................         223          193
                                                        --------------------
         Total other income .......................       1,494          898
                                                        --------------------

Other Expenses
     Salaries and employee benefits ...............       2,225        1,945
     Premises and equipment .......................         595          481
     Advertising ..................................         127          135
     Depreciation on directors' and executives'
            deferred compensation plan ............        (229)        (259)
     Other operating expense ......................         612          551
                                                        --------------------
         Total other expenses .....................       3,330        2,853
                                                        --------------------

Income Before Income Tax ..........................       2,475        2,182
     Income tax expense ...........................         818          760
                                                        --------------------

Net Income ........................................     $ 1,657      $ 1,422
                                                        ====================

Basic earnings per share ..........................     $   .27      $   .23
Diluted earnings per share ........................         .27          .23

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                              Unearned
                                    Common Stock                                              Accumulated     Employee
                               ------------------------ Additional                               Other         Stock
                                  Shares                Paid In    Comprehensive  Retained   Comprehensive   Ownership
                               Outstanding    Amount     Capital      Income       Earnings     Income      Trust Shares  Total
                               ----------------------------------------------------------------------------------------------------
Balances, January 1, 2002        6,150,240      $ 137     $ 3,359                   $37,449        $ 336       $ (597)    $ 40,684

Comprehensive Income:
    Net income for the period                                          $ 4,719        4,719                                  4,719
    Unrealized gains on securities                                         289                       289                       289
    Cash dividend ($.36 per share)                                                   (2,196)                                (2,196)
    ESOT shares earned                                          6                                                   4           10
                               ----------------------------------------------------------------------------------------------------

Balances, September 30, 2002     6,150,240      $ 137      $3,365      $ 5,008      $39,972        $ 625       $ (593)     $43,506
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

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ----------------------
                                                                                  2002          2001
                                                                                ----------------------
Operating Activities
     Net income ...........................................................     $  4,719      $  4,373
     Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses ........................................          957           545
         Depreciation and amortization ....................................          652           560
            Deferred income tax ...........................................          100           256
         Investment securities amortization ...............................          227           178
         Securities gain ..................................................         (198)           (4)
           Origination of loans held for sale .............................      (48,626)      (28,198)
            Proceeds from sale of loans held for sale .....................       49,014        27,480
         Gain on sale of loans held for sale ..............................         (632)         (311)
         ESOT compensation ................................................           10             7
         Net change in:
         Trading securities ...............................................          353           304
         Interest receivable and other assets .............................          511          (130)
         Interest payable and other liabilities ...........................          (20)          736
                                                                                ----------------------
              Net cash provided by operating activities ...................        7,067         5,796
                                                                                ----------------------

Investing Activities
     Purchases of securities available for sale ...........................      (27,651)       (3,529)
     Proceeds from sales of securities available for sale .................        5,420            63
     Proceeds from paydowns and maturities of securities
            available for sale ............................................        3,018         9,670
     Purchases of securities held to maturity .............................      (15,949)         (312)
       Proceeds from paydowns and maturities of securities held to maturity       19,903        10,313
       Purchase of FHLB stock .............................................         (348)          (93)
       Net change in loans ................................................      (19,543)      (51,236)
       Purchases of premises and equipment ................................         (942)       (1,103)
                                                                                ----------------------
              Net cash used by investing activities .......................      (36,092)      (36,227)
                                                                                ----------------------

Financing Activities
     Net change in
       Noninterest-bearing, interest-bearing demand and savings deposits ..       16,733        16,099
       Certificates of deposit ............................................       28,352         4,179
         Short-term borrowings ............................................      (18,738)       (5,250)
       Proceeds of long-term debt .........................................        9,338        19,683
       Repayment of long-term debt ........................................       (5,035)       (2,048)
       Cash dividends paid ................................................       (2,196)       (2,023)
       Repurchase of common stock .........................................         (571)
                                                                                ----------------------
              Net cash provided by financing activities ...................       28,454        30,069
                                                                                ----------------------
Net Change in Cash and Cash Equivalents ...................................         (571)         (362)
Cash and Cash Equivalents, Beginning of Period ............................       17,276        25,983
                                                                                ----------------------

Cash and Cash Equivalents, End of Period ..................................     $ 16,705      $ 25,621
                                                                                ======================

Supplemental cash flow disclosures
     Interest paid ........................................................     $  8,558      $ 11,561
     Income tax paid ......................................................        2,360         2,260

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2002
                                   (Unaudited)



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

The interim consolidated financial statements at September 30, 2002, and for the nine months ended September 30, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

Note 2: Earnings Per Share
--------------------------

Earnings per share (EPS) were computed as follows (dollar amounts in thousands except share data):

                                                 Nine months ended
                                                 -----------------

                                      September 30, 2002   September 30, 2001
                                      ------------------   ------------------

Net income ........................       $     4,719          $     4,373
                                          ===========          ===========

Weighted average shares outstanding         6,150,240            6,145,025
Average unearned ESOT shares ......           (49,721)              (8,051)
                                          -----------          -----------

Shares used to compute basic
         earnings per share .......         6,100,519            6,136,974

Effect of dilutive securities
         stock options ............             3,543                   --
                                          -----------          -----------

Shares used to compute diluted
         earning per share ........         6,104,062            6,136,974
                                          ===========          ===========

Earnings per share, basic .........       $       .77          $       .71
Earnings per share, diluted .......               .77                  .71

For the nine months ended September 30, 2002 and 2001, options to purchase 105,000 and 115,000 shares, respectively, were not included in the earnings per share calculation because the exercise price exceeded the year to date average market price.

                                                 Three months ended
                                                 ------------------

                                      September 30, 2002   September 30, 2001
                                      ------------------   ------------------

Net income ........................       $     1,657          $     1,422
                                          ===========          ===========

Weighted average shares outstanding         6,150,240            6,134,766
Average unearned ESOT shares ......           (48,381)              (5,525)
                                          -----------          -----------

Shares used to compute basic
         earnings per share .......         6,101,859            6,129,241

Effect of dilutive securities
         stock options ............             6,655                   --
                                          -----------          -----------

Shares used to compute diluted
         earning per share ........         6,108,514            6,129,241
                                          ===========          ===========

Earnings per share, basic .........       $       .27          $       .23
Earnings per share, diluted .......               .27                  .23


For the three months ended September 30, 2001, options to purchase 115,000 shares were not included in the earnings per share calculation because the exercise price exceeded the average market price for the quarter.

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
-------           -----------------------------------------------------------

General
-------

Monroe Bancorp (the "Company") is a one-bank holding company formed under Indiana law in 1984. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. Banking is the primary business activity of the Company.

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from nineteen locations in Monroe, Jackson, Lawrence, and Hendricks Counties, Indiana. Approximately 80 percent of the Bank's business is originated in branches located in Monroe County and is concentrated in and around the city of Bloomington.

The Bank is a traditional community bank which provides a variety of financial services to its customers, including:

o    accepting deposits;
o    making commercial, mortgage and personal loans;
o originating fixed rate residential mortgage loans for sale into the secondary market;
o    providing personal and corporate trust services;
o    providing investment advisory and brokerage services; and
o    providing fixed and variable annuities.

The majority of the Bank's revenue is derived from interest and fees on loans and investments, and the majority of its expense is interest paid on deposits and general and administrative expenses related to its business.

Market Expansion
----------------
The Bank now has three branches in Hendricks County, west of Indianapolis. The Avon and Plainfield branches opened in September and October 2001, respectively, and a third branch opened in Brownsburg in May of 2002. As of September 30, 2002, the Bank had $36.4 million in deposits and $29.2 million in loans at the Hendricks County branches.

The Bank's strategy in opening these branches is as follows:

o Hire experienced and established professionals from within the market. This accelerates the Bank's ability to build name recognition and credibility in the new market.
o Avoid the start-up expense associated with pursuing the mass retail market. Instead open relatively low cost offices in professional buildings. Target marketing efforts to the commercial real estate, residential mortgage, and large depositor segments.
o Stress community involvement and business development activities supported by the involvement of executives from the Company's primary market.

Critical Accounting Policies
----------------------------

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 30 to 31 of the annual report for calendar year 2001. Certain of theses policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its primary critical accounting policies are as follows:

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

Trading Activities
------------------
Trading activities are engaged in by the Company and consist of investments in various mutual funds held in grantor trusts formed by the Company in connection with a deferred compensation plan. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value. Gains and losses, both realized and unrealized, are included in other income. Interest and dividends are included in net interest income.

Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.

Investment Securities
---------------------
 Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity or included in the trading account and marketable equity securities not classified as trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans held for sale
-------------------
Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

Loans
-----
Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.


Results of Operations
---------------------

Overview
--------
Net income for the third quarter was $1.7 million compared with $1.4 million for the same quarter last year, an increase of 16.5 percent. Basic and diluted earnings per share were $0.27 for the three months ended September 30, 2002 compared to $0.23 for the three months ended September 30, 2001. Net income was $4.7 million and $4.4 million for the nine-month periods ended September 30, 2002 and 2001, respectively, an increase of 7.9 percent. Basic and diluted earnings per share were $0.77 for the nine months ended September 30, 2002, compared to $0.71 for the nine months ended September 30, 2001.

Annualized return on average equity (ROE) for the third quarter of 2002 increased to 15.25 percent compared to 14.08 percent ROE for the third quarter in 2001. The annualized return on average assets (ROA) was 1.24 percent for the third quarter of 2002 compared with 1.21 percent for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, annualized ROE was
14.98 percent and 14.89 percent, respectively, while the annualized ROA was 1.22 percent and 1.30 percent, respectively.

The year to date earnings growth rate reflects strong growth in loans, fee income and gains on mortgages sold in the secondary market offset by the impact of the Bank's entry into Hendricks County and an increase in the provision for loan losses. In addition to all of these factors, a gain on the sale of a security also contributed to quarterly net income growth. Excluding the start-up operation in Hendricks County, the Company generated a 16.4 percent increase in net income for the third quarter 2002 compared to 2001, and an increase of 11.7 percent year to date.

As of September 30, 2002, year to date dividends paid were $0.36 per share, compared to $0.33 per share for the same period in 2001, an increase of 9.1 percent. In keeping with management's strategy, the Company has increased the dividend rate each year for more than 15 years. At September 30, 2002, the annualized dividend yield was 3.6 percent compared to 4.0 percent at September 30, 2001. The decrease in yield occurred due to an increase in the market value of the stock. At September 30, 2002, the closing market price of Monroe Bancorp stock was $13.23 compared to $10.90 per share at September 30, 2001, an increase of 21.4 percent.

Net Interest Income / Net Interest Margin
-----------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. Net interest income after the provision for loan losses was $4.3 million for the three months ended September 30, 2002 compared to $4.1 million for the same period in 2001, an increase of 4.2 percent. Net interest income before the provision increased to $4.7 million compared to $4.4 million, an increase of 8.1 percent. The increase in net interest income can primarily be attributed to strong loan growth. Average total loans for the third quarter of 2002 were $383.7 million compared to $338.4 million for the third quarter of 2001, an increase of $45.3 million, or 13.4 percent. In April of 2002, the Bank securitized $9.9 million of loans with the Federal Home Loan Mortgage Association (Freddie Mac). Without the securitization, average 2002 third quarter loans would have grown 16.3 percent over the third quarter of 2001. The increase was partially offset by an increase to the provision for loan losses, which was $405,000 for the third quarter of 2002 compared to $225,000 for the third quarter of 2001. Credit quality remains strong and delinquent loans as a percent of the total portfolio have decreased to 1.25 percent at September 30, 2002 compared to 1.52 percent at September 30, 2001. However, the Bank has experienced an increase in loan charge offs this year compared to last year, and an increase in loans internally classified and non-accrual loans, as discussed further under "Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans." These factors, coupled with significant growth in the loan portfolio, led management to increase the provision in 2002.

The third quarter tax-equivalent net interest margin was 3.9 percent in 2002 compared to 4.2 percent in the third quarter of 2001. The decline in the margin occurred primarily for two reasons. The Bank consciously obtained longer term deposits and Federal Home Loan Bank of Indianapolis (FHLBI) advances for asset/liability management purposes. These deposits/borrowings carry a higher rate of interest than if the Bank had relied on short-term deposits and borrowings to fund loan growth. Management believes that the longer term fixed rate funding has reduced the Company's interest rate risk even though the short-term effect is a decline in the margin. Also, during the third quarter of 2002, deposits grew more quickly than loans, and more funds were invested in federal funds sold than during the third quarter of 2001, when loans grew faster than deposits. The tax equivalent yield on earning assets decreased during the third quarter of 2002 to 6.2 percent compared to 7.5 percent for the third quarter of 2001. This was a reflection of loans repricing as the prime rate decreased from 6.0 percent at the end of the third quarter of 2001 to 4.75 percent at the end of the third quarter of 2002. The average rate on interest bearing liabilities also decreased, from 4.0 percent during the third quarter of 2001 to 2.6 percent for the third quarter of 2002, due to the declining interest rate environment.

For the nine months ended September 30, 2002, net interest income after the provision for loan losses was $13.0 million compared to $11.9 million for the same period in 2001, an increase of $1.1 million, or 9.2 percent. Once again, this growth resulted primarily from an increase in the average balance of loans to $377.7 million for the first nine months of 2002 compared to $316.8 million for the same period in 2001, an increase of $60.8 million or 19.2 percent. Total interest income decreased to $22.5 million for the first nine months of 2002 from $24.0 million for the same period in 2001. Total interest expense also decreased to $8.5 million during the first nine months of 2002 from $11.5 million for the first nine months of 2001. These decreases occurred because the decline in the interest rate environment.

The increase in net interest income was also offset by an increase in the provision for loan losses. During the first nine months of 2002, $957,000 was added to the provision, compared to $545,000 during the same period in 2001. Reasons for this increase were previously discussed in this section. The tax-equivalent yield on earning assets decreased from 7.9 percent for the first nine months of 2001 to 6.4 percent for the first nine months of 2002. The average rate on interest bearing liabilities decreased to 2.8 percent for the first nine months of 2002 from 4.4 percent for the same period in 2001. The Company's net interest margin decreased to 4.0 percent for the first nine months of 2002 compared to 4.2 percent in the prior year. Reasons for the decrease in the margin year-to-date are the same as the reasons for the decrease in the third quarter as discussed above.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income increased $596,000 for the three months ended September 30, 2002 compared to the same period in 2001. Unrealized securities losses during the third quarter of 2002 of $239,000 are included in "Realized and unrealized losses on securities" on page 5 of the consolidated condensed financial statements and unrealized losses of $275,000 are included for the third quarter of 2001. These unrealized losses and gains are comprised entirely of net unrealized losses and gains on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any net unrealized loss is directly offset by a decrease to directors' fee and executives' deferred compensation expense, and conversely, any unrealized gain is offset by an increase to directors' fee/executives' deferred compensation expense. This is included in the line item identified on page 5 of the consolidated condensed financial statements as "Depreciation on directors' and executives' deferred compensation plan." The activity in the rabbi trust has no effect on the Company's net income.

Omitting the unrealized losses and gains on the rabbi trust from 2002 and 2001, noninterest income increased $560,000 or 47.7 percent during the third quarter of 2002 compared to the same period of 2001. This growth mainly occurred in the following three areas: service charges, which increased $181,000 or 36.9 percent due to the maturation of the Overdraft Protector product, gains on sales of mortgages in the secondary market which increased $158,000 or 195.1%, primarily due to low interest rates causing refinancing activity to increase, and a gain on the sale of a security, which resulted in a $151,000 gain. Excluding both unrealized and realized security gains, noninterest income still increased $410,000, or 35.0 percent, a significant increase over third quarter 2001.

For the first nine months of 2002, noninterest income increased $917,000 or 27.6 percent over the same period for 2001. Omitting the unrealized losses from the rabbi trust, noninterest income increased $949,000, or 25.4 percent. The majority of these increases occurred in the following areas: service charges which increased $388,000, or 25.2 percent, due to the maturation of the Overdraft Protector product, gains on the sale of mortgages in the secondary market which increased $321,000, or 103.2 percent, gains on sales of securities which increased $193,000, and platform sales and brokerage commission income which increased $103,000, or 20.5 percent.

Management does not anticipate that growth in the Overdraft Protector product or gains on sales of mortgages in the secondary market will continue at their current pace. Mortgage refinancing has increased significantly this year, due to declining mortgage rates. Management also believes the growth rate of deposit related fees, including the Overdraft Protector product, will increase at a rate closer to the underlying growth in retail checking accounts in the future.

Total other noninterest expense increased $477,000 during the third quarter of 2002 compared to the same period in 2001. As previously discussed above, the net unrealized losses on trading securities in the rabbi trust directly decreased director fee expense in 2002 and 2001. Without the effect of the rabbi trust on 2002 and 2001, other noninterest expense increased $447,000 or 14.4 percent. Salaries and employee benefits increased $280,000 or 14.4 percent primarily because we have fully staffed our three Hendricks County branches now. Commission expense also increased due to an increase in loan sale income and platform and brokerage income. Premises and equipment expense also increased by $114,000, or 23.7 percent, primarily due to the addition of the three Hendricks County branches.

For the nine months ending September 30, 2002, noninterest expense increased $1.6 million over the same period of 2001. Without the effect of the rabbi trust unrealized losses on directors' fee/executives' deferred compensation expense, noninterest expense increased $1.7 million, or 18.9 percent. As discussed above, the bulk of this increase occurred in salaries and employee benefits, which increased $1.0 million or 18.5 percent due to the increase in Hendricks County staff plus increases in mortgage, platform sales and brokerage commission expense. Premises and equipment expense increased $343,000, or 23.7 percent, primarily due to the expansion in Hendricks County. The Bank also demolished an older branch in Monroe County and built a larger branch in its place in February 2002, which contributed to the increase in occupancy expense. Other operating expense increased $237,000, or 15.0 percent, primarily because the Bank outsourced its proof operations during the fourth quarter of 2001. This expense was partially offset by a reduction in salaries when the Proof Department staff filled other open positions within the Bank.


Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company increased 6.8 percent, or $33.5 million at September 30, 2002 compared to December 31, 2001. As previously mentioned, deposit growth exceeded loan growth during the first nine months of 2002. At September 30, 2002, total loans grew $18.6 million, or 5.0 percent over December 31, 2001. This growth occurred despite loans with a balance of $9.5 million at September 30, 2002 being securitized with Freddie Mac in April of 2002. Without the securitization, loans would have increased $28.1 million, or 7.5 percent. Total investment securities increased by $15.6 million, or 18.3 percent, at September 30, 2002 compared to December 31, 2001, primarily because of the securities mentioned above received from Freddie Mac in exchange for the securitized loans. Deposits grew $45.1 million, or 12.6 percent during first nine months of 2002, while short-term borrowings, repurchase agreements and federal funds purchased, declined $18.7 million or 32.2 percent. The Bank had $21.9 million of federal funds purchased at December 31, 2001 compared to $200,000 at September 30, 2002. The strong growth in deposits offset the need for the Bank to purchase federal funds. Other borrowings, primarily FHLBI advances, increased $4.3 million, or
13.5 percent during the first nine months of 2002.

Capital Resources
-----------------
Shareholders' equity increased $2.8 million at September 30, 2002 compared to December 31, 2001. This increase was a result of year-to-date net income of $4.7 million, dividends paid of $2.2 million and other comprehensive income (the net change in the fair market value of the Company's available-for-sale securities portfolio) of $289,000.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2002 and December 31, 2001, the Company and the Bank are categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2002 that management believes have changed the Company's or Bank's classification.

        The actual and required capital amounts and ratios are as follows:

                                                                          Required for Adequate       To Be Well
                                                           Actual               Capital(1)           Capitalized(1)
                                                  ----------------------------------------------------------------------
                                                     Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                  ----------------------------------------------------------------------
           As of September 30, 2002
           Total capital(1)(to risk-weighted assets)
               Consolidated                         $    46,802    12.7%    $   29,557     8.0%           N/A    N/A
               Bank                                      46,761    12.8         29,327     8.0    $    36,659    10.0%
           Tier I capital(1)(to risk-weighted assets)
               Consolidated                              42,871    11.6         14,779     4.0            N/A    N/A
               Bank                                      42,830    11.7         14,664     4.0         21,995     6.0
           Tier I capital(1)(to average assets)
               Consolidated                              42,871     8.1         21,140     4.0            N/A    N/A
               Bank                                      42,830     8.2         21,010     4.0         26,263     5.0


           As of December 31, 2001
           Total capital(1)(to risk-weighted assets)
               Consolidated                         $    44,530    13.3%    $   26,840     8.0%           N/A    N/A
               Bank                                      44,217    13.3         26,578     8.0    $    32,222    10.0%
           Tier I capital(1)(to risk-weighted assets)
               Consolidated                              40,335    12.0         13,420     4.0            N/A    N/A
               Bank                                      40,064    12.1         13,289     4.0         19,933     6.0
           Tier I capital(1)(to average assets)
               Consolidated                              40,335     8.4         19,229     4.0            N/A    N/A
               Bank                                      40,064     8.4         19,103     4.0         23,879     5.0

           (1) As defined by regulatory agencies


Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2002, the Bank had $13.3 million of loans internally classified compared to $6.4 million at December 31, 2001. The increase in internally classified assets ($8.6 million) primarily relates to four credits. One of the credits is in the process of an orderly liquidation and the Bank expects to be substantially paid by the end of the fourth quarter. The second credit had several notes which were delinquent at September 30, 2002, however, none of these notes were more than 30 days delinquent at that date. The third credit has one note under 30 days past due but has demonstrated weak performance (the company is showing operating losses and a declining cash flow). The last credit is under 30 days past due and a workout strategy is being pursued.

The allowance for loan losses was $3.9 million, or 1.0 percent of total loans at September 30, 2002, compared to $4.2 million, and 1.1 percent of total loans on December 31, 2001. As of September 30, 2002, the Bank had $2.4 million loans over 90 days past due, virtually unchanged from December 31, 2001. The Bank had non-accrual loans totaling $1.8 million at September 30, 2002 compared to $710,000 at December 31, 2001. The increase is largely a result of the softening of economic conditions within the Bank's market coupled with a more proactive stance on placing delinquent credits on nonaccrual status. At September 30, 2002, the Bank had $563,000 of loans 90 days or more past due but still accruing, compared to $1.7 million at December 31, 2001. These decreased because more of these loans were placed on nonaccrual status. Total delinquent loans were

1.25 percent of total loans at September 30, 2002 compared to 1.52 percent at September 30, 2001. Management attributes this decrease to ongoing contact between loan officers and their customers, and prompt action when there are reasonable indications of credit deterioration as well as the impact of net charge offs described in the following paragraph.

During the third quarter of 2002, the Bank charged off loans totaling $660,000 compared to $203,000 charged off for the same period in 2001. Year to date, $1.2 million of loans have been charged off compared to $505,000 for the same period in 2001. This increase, once again, was a result of the softening economic conditions and management's more proactive stance on writing down loans.


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

Management believes that the Company has adequate liquidity for its short and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company by retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLBI). FHLBI advances were $35.0 million at September 30, 2002 compared to $30.7 million at December 31, 2001. The Bank has excess borrowing capacity at the FHLBI of $10.0 million as limited by a Board resolution. If the Bank's borrowing capacity were not limited by the Board resolution, the Bank would have excess borrowing capacity of $56.9 million. Management's primary focus has been on increasing deposits to fund future growth, as is evidenced by the strong growth in deposits during the first nine months of 2002, but the Board may increase its resolution limit if the Bank needs additional liquidity.

The following discussion relates to the Consolidated Condensed Statements of Cash Flows (page 7). During the first nine months of 2002, $7.1 million of cash was provided by operating activities, compared to $5.8 million during the same period in 2001. During the first nine months of 2002, $36.1 million was used by investing activities, compared to $36.2 million for the first nine months of 2001. The primary use of funds in this category during 2002 has been the purchase of securities, $27.7 million compared to $3.5 million during the first nine months of 2001. In 2001, the primary use in this category was the net change in loans, $51.2 million compared to $19.5 million during 2002. As mentioned before, $9.8 million of loans were securitized with Freddie Mac and held as securities which inflates securities purchases and reduces the net change in loans this year. During the first nine months of 2002, $28.5 million was provided by financing activities, primarily from growth in certificates of deposit, compared to $30.1 million provided by financing activities during the first nine months of 2001, primarily from proceeds of long-term debt (FHLBI advances). Overall, net cash and cash equivalents decreased $571,000 during the first nine months of 2002 compared to decreasing $362,000 during the same period in 2001.


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

The Bank's interest sensitivity position at September 30, 2002 remained adequate to meet its primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The following table represents the Bank's projected change in NPV for the various rate change (rate shock) levels as of September 30, 2002:

                    Net Portfolio Value at September 30, 2002
                    -----------------------------------------

       Change in Interest Rate   Dollar Amount    $ Change in    Percent Change
            (basis points)       (in thousands)        NPV           in NPV
            --------------       --------------        ---           ------
                +300                $ 59,815        $ 2,178           3.98%
                +200                  56,367          1,587           2.90
                +100                  55,656            876           1.60
                   0                  54,780             --             --
                -100                  54,198         (1,188)         (2.17)
                -200                  55,215            435           0.79




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


Management believes a 200 basis point decrease is unlikely, therefore, we will focus our discussion on the effects of a 100 basis point decrease and a 300 basis point increase.

The September 30, 2002 table above indicates that the Bank's estimated NPV would be expected to increase by 398 basis points as of September 30, 2002 in the event of a sudden and sustained 300 basis point increase in interest rates, which is a change in direction from a decrease of 366 basis points at December 31, 2001. This would indicate that the Bank is now more asset sensitive as opposed to being liability sensitive at December 31, 2001. In the event of sudden and sustained 100 basis point decrease in prevailing interest rates, the Bank's estimated NPV would be expected to decrease 217 basis points, which is a change in direction from an increase of 110 basis points at December 31, 2001. The reason for the change in direction of NPV is found in three areas. First, while total deposits and borrowings increased by 4.6 percent from December 31, 2001 to September 30, 2002, non-interest bearing demand deposits grew by 9.5 percent. The value of these deposits increases with rising rates. Second, balances in deposit categories which management believes will reprice at a pace less than that of market rates in general (e.g. NOW accounts and money market checking) increased by 7.8 percent between these two periods. Third, interest earnings assets that will reprice during the next twelve months increased by 9.6 percent, while interest bearing liabilities that reprice within the next twelve months increased by only 3.6 percent. These three factors contributed to a reduction in the Bank's overall liability sensitivity. Floors on 1-4 family residential loans come into play when rates decrease 200 bps which causes NPV to begin to increase again. As of September 30, 2002 the Company's estimated changes in NPV were within the approved guidelines established by the Board of Directors.

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


Item 4.  Controls and Procedures.
------   -----------------------

(a) Evaluation of Disclosure Controls and Procedures. Monroe Bancorp's principal executive officer and principal financial officer have concluded that the Monroe Bancorp's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-Q, are effective.

(b) Changes in Internal Controls. There have been no significant changes in Monroe Bancorp's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.


Forward-Looking Statements
--------------------------

This release contains forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This release contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions;
(2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business
(5) legislative or regulatory changes adversely affect the business of the Company; and (6) changes in real estate values or the real estate markets. Further information on other factors which could affect the financial results of the Company are included in the Company's other filings with the Securities and Exchange Commission.

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

10 (v)            Monroe Bancorp Thrift Plan as amended and restated January
                  1, 2001

10 (vi) Monroe Bancorp Employee Stock Ownership Plan as amended and restated January 1, 2001

99(i)             Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99(ii)            Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Item 6b.          Reports filed on Form 8-K.
-------           --------------------------
                  Monroe Bancorp filed the following Forms 8-K:

                    o Filed July 23, 2002 to report the release of a summary of second quarter earnings issued July 23, 2002

                    o Filed August 16, 2002 to report the Quarterly Financial Statements (June 30, 2002) issued August 16, 2002.

                  Monroe Bancorp filed the following Form 8-K/A:

                    o Filed August 20, 2002 to amend the Quarterly Financial Statement (June 30, 2002) to add the signature page.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MONROE BANCORP

    Date: November 13, 2002            By: /s/ Mark D. Bradford
          -----------------                ------------------------------
                                           Mark D. Bradford, President and
                                           Chief Executive Officer and
                                           Principal Executive Officer

    Date: November 13, 2002            By: /s/ Gordon M. Dyott
          -----------------                ------------------------------
                                           Gordon M. Dyott, Exec. Vice
                                           President, Chief Financial Officer
                                           and Principal Financial Officer

 Certification for Quarterly Report on Form 10-Q by Principal Executive Officer
 ------------------------------------------------------------------------------


I, Mark D. Bradford, President, Chief Executive Officer and Principal Executive officer certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Monroe Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
      -----------------
                                           /s/ Mark D. Bradford
                                           -------------------------------------
                                           Mark D. Bradford
                                           President and Chief Executive Officer
                                           Principal Executive Officer

 Certification for Quarterly Report on Form 10-Q by Principal Financial Officer
 ------------------------------------------------------------------------------

I, Gordon M. Dyott, Executive Vice President, Chief Financial Office/Principal Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Monroe Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
      -----------------
                                           /s/  Gordon M. Dyott
                                           -------------------------------------
                                           Gordon M. Dyott
                                           Executive Vice President, Chief
                                           Financial Officer, Principal
                                           Financial Officer

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

10 (v)  Monroe Bancorp Thrift Plan Amended and Restated January 1, 2001

10 (vi) Monroe Bancorp Employee Stock Ownership Plan Amended and Restated
        January 1, 2001

99(i) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(ii) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002