Form 10-K
period 2002-12-31
MONROE BANCORP
filed 2003-03-27
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2002     Commission file number 000-31951

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes [ ] No [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $68,314,956 on June 28, 2002.

As of March 6, 2003 there were 6,150,240 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         Part of Form 10-K
        Documents                                      Into Which Incorporated
        ---------                                      -----------------------
Portions of the 2002 Annual                                    Part II
Report to Shareholders

Portions of the Definitive
Proxy Statement for the Annual Meeting
of Shareholders to be held April 24, 2003                      Part III

FORM 10-K TABLE OF CONTENTS                                           Form 10-K
                                                                     Page Number
Part I
        Item 1 -   Business.................................................   3

        Item 2 -   Properties...............................................  33

        Item 3 -   Legal Proceedings........................................  34

        Item 4 -   Submissions of Matters to a Vote of Security Holders.....  34

Part II
        Item 5 -   Market for the Registrant's Common Equity and
                     Related Shareholder Matters............................  34

        Item 6 -   Selected Financial Data..................................  34

        Item 7 -   Management's Discussions and Analysis of Financial
                     Condition and Results of Operations....................  34

        Item 7A -  Quantitative and Qualitative Disclosures about Market Risk 35

        Item 8 -   Financial Statements and Supplementary Data..............  35

        Item 9 -   Changes In and Disagreements With Accountants on
                     Accounting and Financial Disclosures...................  35

Part III
        Item 10 -  Directors and Executive Officers of the Registrant.......  35

        Item 11 -  Executive Compensation...................................  35

        Item 12 -  Security Ownership of Certain Beneficial
                     Owners and Management and Related Shareholder Matters..  36

        Item 13 -  Transactions with Management and Others.................   36

        Item 14 -  Controls and Procedures.................................   36

Part IV
        Item 15 -  Exhibits, Financial Statements Schedules, and
                     Reports on Form 8-K...................................   38

Signatures..................................................................  40

Certification for Annual Report on Form 10-K by Principal Executive Officer   42

Certification for Annual Report on Form 10-K by Principal Financial Officer   43

                                     PART I

ITEM 1.          Business.

                                     GENERAL
                                     -------

Monroe Bancorp (the "Company") is a one-bank holding company formed under Indiana law in 1984. At December 31, 2002, on a consolidated basis the Company had total assets of $533.3 million, total loans of $391.3 million and total deposits of $398.6 million. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, with its primary office located in Bloomington, Indiana, conducts business from sixteen locations in Monroe, Hendricks, Jackson and Lawrence Counties, Indiana. Approximately 85 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. However, the Company's recent expansion into Hendricks County is expected to gradually reduce this concentration.

As of December 31, 2002, the Bank had 190 full-time equivalent employees. As a community bank, management believes that the Bank must continue to promote community involvement and leadership among Bank employees.

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

The Company's operation has yielded eleven consecutive years of earnings growth. The Company has also increased its annual dividend each year during that period, increasing it from $.05 per share in 1991 to $0.48 per share in 2002. Based upon the average of the bid and asked price for the Company's stock on December 31, 2002, (MROE; listed on NASDAQ), the Company's $.48 dividend provided a dividend yield of 3.53 percent.

Management believes that the Company's culture of community involvement, outstanding service quality, and customer focus has played a significant role in the Company's earnings and balance sheet growth. Other significant factors affecting the Company's growth include, but are not limited to; the attractiveness of the Company's primary markets, an involved Board that sets high performance standards and the increased use of incentive and commission compensation plans.

The Company's strategy in 2002 was to deploy resources to take advantage of the opportunities provided by the weak national economy. Specifically, while commercial and commercial real estate loan demand in the Company's markets was well below 2001 levels, the low interest rate environment provided a great market for residential mortgage activity. As a result of its efforts to maximize this opportunity, the Company was able to realize a 101.1 percent increase in fees associated with the origination and sale of fixed rate residential mortgages. This activity produced $1.0 million in fee income in 2002 as compared to $515,000 in 2001. Due to likelihood of different conditions, management does not expect this rate of growth in loans sales to continue in 2003.

The Company's entry into the rapidly growing Hendricks County market has also yielded important balance sheet growth. The Company opened its first Hendricks County branch, in Avon, Indiana, in September of 2001 and its second branch, in Plainfield, Indiana, in October 2001. A third branch was opened in Brownsburg, Indiana in May 2002. At December 31, 2002, these offices had generated $33.0 million of loans, an increase of $15.9 million, or 92.4 percent, over December 31, 2001. Hendricks County deposits at December 31, 2002 totaled $34.0 million, an increase of 22.4 million, or 193.9 percent over December 31, 2001.


Company Goals
-------------
The Company's three-year business plan sets forth the following objectives:

o Accelerate business growth in Hendricks County and other attractive markets in the greater metropolitan Indianapolis area.
o    Accelerate the growth of the Company's asset management business.
o Increase non-interest income at a rate that matches or surpasses the growth rate of net interest income.
o    Maintain or improve asset quality while growing the loan portfolio.
o Maintain or increase its market share in the company's primary market area through competitive pricing, marketing and an emphasis on service.
o    Continue to utilize technology to enhance efficiency where appropriate.

As indicated above, one of the Company's goals is to increase non-interest income at a rate that matches or exceeds the growth rate of net interest income. This goal has been met each of the past three years. Excluding realized and unrealized gains and losses on securities, the Company's ratio of non-interest income to total revenue (non-interest income plus net interest income after provision for loan losses) was 26.8 percent for 2002, 24.5 percent for 2001 and
20.9 percent for 2000.

The Company has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. All FDIC insured deposits held by financial institutions in Monroe County grew by $104.0 million, or 9.7 percent, during the five-year period between June 30, 1997 and June 30, 2002. During the same period, the Company was able to grow its deposits within the County by $80.7 million (33.4 percent) and increase its market share from 22.5 percent in 1997 to 27.4 percent in 2002. Like many financial institutions, deposit growth has not kept pace with the Company's growth in loans. The Company has addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and longer term advances from the Federal Home Loan Bank of Indianapolis (FHLBI).

The Company, like many financial institutions, believes that it is possible to utilize technology to enhance customer satisfaction. The Company began offering its Internet banking service in 1999, which provides customer account information and certain cash management functions.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

Competition
-----------
The Company's market area is highly competitive. In addition to competition from commercial banks (including certain larger regional banks) and savings associations, the Company also competes with numerous credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices and other providers of financial services.


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

Investments, Control, and Activities. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than five percent of the voting shares of a bank (unless it already owns or controls the majority of such shares).

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

Effective as of March 11, 2001, the Gramm-Leach-Bliley Act allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies. This act also removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies.

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

MONROE BANK
-----------

General Regulatory Supervision. The Bank is an Indiana-chartered banking corporation subject to examination by the DFI. The DFI and the FDIC regulate or monitor virtually all areas of the Bank's operations. The Bank must undergo regular on-site examinations by the FDIC and DFI and must submit annual reports to the FDIC and the DFI.

Lending Limits. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15 percent of the bank's capital and unimpaired surplus.

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

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2002, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

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

The deposit operations of the Bank also are subject to the:

o Customer Information Security Guidelines. The federal bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

o Electronic Funds Transfer Act, and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.

USA Patriot Act. On October 26, 2001, President George W. Bush signed the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate and accounting scandals that have occurred during the past year. The Sarbanes-Oxley Act's principal legislation includes:

o    the creation of an independent accounting oversight board;
o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;
o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
o increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;
o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;
o requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;
o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;
o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
o    mandatory disclosure by analysts of potential conflicts of interest; and
o    a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

Portions of the information in this Form 10-K include certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning the intent, belief, outlook, estimate or expectations of the Company and its subsidiaries, its directors, or its officers primarily with respect to future events or the future operations, performance, financial condition and likelihood of success of the Company and the Bank. You can identify these statements by use of terms such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," "will" or similar words. These forward-looking statements are not guarantees of future events or performance and are based upon assumptions rather than historical or current facts. The forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements. The factors which could cause a difference between actual results and those in the forward looking statements include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Statistical Data.

         Selected Financial Data
         -----------------------

                                          Financial Highlights
                      (dollar amounts in thousands, except share and per share data)
-----------------------------------------------------------------------------------------------------
                                                     At or for the Years Ended December 31,
                                             --------------------------------------------------------
                                               2002        2001        2000        1999        1998
                                             --------    --------    --------    --------    --------
                Summary of operations
Net interest income ......................   $ 18,738    $ 16,937    $ 15,694    $ 14,769    $ 14,101
Noninterest income .......................      6,070       4,916       3,734       3,852       3,079
Noninterest expense ......................     13,931      12,046      10,744      11,052       9,683
Net income ...............................      6,098       5,749       5,333       4,723       4,645


                  Per common share
Basic earnings per share .................   $   1.00    $   0.94    $   0.87    $   0.77    $   0.76
Cash dividends per share .................       0.48        0.44        0.40        0.34        0.32
Book value per common share ..............       7.25        6.67        6.14        5.62        5.25


             Selected year-end balances
Total assets .............................   $533,317    $495,553    $441,831    $416,649    $375,418
Total securities .........................    103,779      88,450     102,250     109,237      83,309
Total loans-including loans held for sale     391,315     371,800     296,759     273,894     244,503
Total deposits ...........................    398,567     359,206     342,995     313,150     305,058
Shareholders' equity .....................     44,263      40,684      37,732      34,444      32,138


              Selected average balances
Total assets .............................   $520,310    $454,485    $428,582    $393,225    $345,697
Total securities .........................     97,974      91,872     105,495      99,718      70,363
Total loans-including loans held for sale     381,126     327,125     287,485     254,397     239,611
Total deposits ...........................    392,789     354,185     335,505     314,769     288,204
Shareholders' equity .....................     42,588      39,609      36,075      33,445      30,803


          Ratios based on average balances
Return on assets (1) .....................       1.17%       1.26%       1.24%       1.20%       1.34%
Return on equity (2) .....................      14.32%      14.52%      14.78%      14.12%      15.08%
Dividend payout ratio (3) ................      48.01%      46.83%      45.98%      44.06%      42.09%
Equity to assets ratio (4) ...............       8.19%       8.72%       8.42%       8.51%       8.91%

(1)  Net income divided by average total assets
(2)  Net income divided by average equity
(3)  Dividends per share divided by net income per share
(4)  Average equity divided by average total assets

                               Net Interest Income
                               -------------------

The table on the following page presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. For analytical purposes, interest income presented in the table has been adjusted to a tax equivalent basis assuming a 40 percent tax rate for the period after securities were transferred to the Delaware subsidiary in 2002 and 34 percent tax rate for all other periods. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

                                                                 Average Balance Sheets and Interest Rates
                                                                       (dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Years Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                   2002                             2001                          2000
                                        ----------------------------- ------------------------------- ------------------------------
                                         Average              Average  Average                Average  Average               Average
ASSETS                                   Balance    Interest   Rate    Balance      Interest   Rate    Balance     Interest   Rate
                                        ----------------------------- ------------------------------- ------------------------------
Interest earning assets
    Taxable ........................... $  71,781  $   3,884   5.41%  $  61,036    $   3,446   5.65%  $  69,619   $   4,016   5.77%
    Tax-exempt (1) ....................    26,193      1,699   6.49%     30,836        1,930   6.26%     35,876       2,274   6.34%
                                        --------------------          ----------------------          ---------------------
      Total securities ................    97,974      5,583   5.70%     91,872        5,376   5.85%    105,495       6,290   5.96%

  Loans (2) ...........................   381,126     24,825   6.51%    327,125       26,778   8.19%    287,485      25,889   9.01%
   Time deposits with banks ...........        41          1  12.44%         32            2   6.25%         44           2   4.55%
   FHLB Stock .........................     1,870        113   6.04%      1,359          101   7.43%      1,264         102   8.07%
  Federal funds sold ..................     6,122         97   1.58%      2,072           89   4.30%      2,223         144   6.48%
                                        --------------------          ----------------------          ---------------------
   Total interest earning assets ......   487,133     30,619   6.29%    422,460       32,346   7.66%    396,511      32,427   8.17%
                                        --------------------          ----------------------          ---------------------

Noninterest earning assets
  Allowance for loan losses ...........    (4,206)                       (3,949)                         (3,649)
  Premises and equipment & other assets    20,030                        10,889                          10,451
  Cash and due from banks .............    17,353                        16,377                          16,862
                                                                          8,708                           8,407
                                        ---------                     ---------                       ---------
      Total assets .................... $ 520,310                     $ 454,485                       $ 428,582
                                        =========                     =========                       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Total interest-bearing deposits ..... $ 333,710      8,794   2.64%  $ 299,400       12,649   4.22%  $ 281,637      13,057   4.64%
  Borrowed funds:
      Short-term borrowings ...........    41,499        420   1.01%     38,065        1,224   3.22%     40,873       2,294   5.61%
      Other borrowings ................    37,556      1,834   4.88%     16,362          864   5.28%     10,126         590   5.83%
                                        --------------------          ----------------------          ---------------------
                                           79,055      2,254   2.85%     54,427        2,088   3.84%     50,999       2,884   5.66%
                                        --------------------          ----------------------          ---------------------
  Total interest-bearing liabilities ..   412,765     11,048   2.68%    353,827       14,737   4.17%    332,636      15,941   4.79%

Noninterest-bearing liabilities

  Noninterest-bearing demand deposits .    59,079                        54,785                          53,868
  Other liabilities ...................     5,878                         6,264                           6,003
  Shareholders' equity ................    42,588                        39,609                          36,075
                                        ---------                     ---------                       ---------
  Total liabilities and
    shareholders' equity .............. $ 520,310     11,048          $ 454,485       14,737          $ 428,582       15,941
                                        =========  ---------          =========    ---------          =========    ---------
Interest margin recap
  Net interest income and
    interest rate spread
  T/E net interest income margin ......            $  19,571   3.61%               $  17,609   3.49%               $  16,486  3.38%
                                                   =========                       =========                       =========
  T/E net interest margin as a percent
     of total average earning assets ..                        4.02%                           4.17%                          4.16%
  Tax equivalent adjustment (3) .......            $     833                       $     672                       $     792

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40% for the period after investments were transferred to the Delaware subisdiary and at 34% for all other periods.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(3) Interest income adjustment to convert tax-exempt investment securities interest to fully tax equivalent basis using a marginal rate of 34% in 2001 and 2000. Tax equivalent adjustment in 2002 increased to 40% for effect of out of state investment subsidiary.

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

                                              Volume / Rate Analysis
                                           (dollar amounts in thousands)
---------------------------------------------------------------------------------------------------------
                                               2002 Compared to 2001           2001 Compared to 2000
                                            Increase (Decrease) Due to      Increase (Decrease) Due to
                                          -----------------------------    ------------------------------
                                           Volume      Rate      Total      Volume      Rate      Total
                                          -------    -------    -------    -------    -------    -------
Interest income
  Loans ...............................   $ 4,824    $(6,777)   $(1,953)   $ 3,765    $(2,876)   $   889
  Securities
     Taxable ..........................       627       (189)       438       (482)       (88)      (570)
     Tax-exempt .......................      (277)        46       (231)      (315)       (29)      (344)
                                          -------    -------    -------    -------    -------    -------
        Total securities interest .....       350       (143)       207       (797)      (117)      (914)
                                          -------    -------    -------    -------    -------    -------
  Time deposits with banks ............         0         (1)        (1)        (2)         2          0
  FHLB stock ..........................        43        (31)        12          8         (9)        (1)
  Federal funds sold ..................       257       (249)         8        (11)       (44)       (55)
                                          -------    -------    -------    -------    -------    -------
          Total interest income .......     5,473     (7,201)    (1,727)     2,963     (3,044)       (81)
                                          -------    -------    -------    -------    -------    -------

Interest expense
  Interest-bearing deposits ...........     1,577     (5,432)    (3,855)       854     (1,262)      (408)
  Short-term borrowings ...............       119       (923)      (804)      (171)      (899)    (1,070)
  Long-term debt ......................     1,199       (229)       970        393       (119)       274
                                          -------    -------    -------    -------    -------    -------
          Total interest expense ......     2,895     (6,584)    (3,689)     1,076     (2,280)    (1,204)
                                          -------    -------    -------    -------    -------    -------

      Change in net interest income
          (fully tax-equivalent basis)    $ 2,578    $  (617)     1,962    $ 1,887    $  (763)     1,123
                                          =======    =======               =======    =======

Tax equivalent adjustment (1) .........                            (161)                             120
                                                                -------                          -------

          Change in net interest income                         $ 1,801                          $ 1,243
                                                                =======                          =======

(1) The tax equivalent adjustment is based on a marginal income tax rate of 40% for the period in 2002 after investments were transferred to the Delaware subsidiary and at 34% for all other periods.

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

                                              Analysis of Allowance for Loan Losses
                                                  (dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                        Years Ended December 31,
                                                    ------------------------------------------------------------------
                                                       2002          2001          2000          1999          1998
                                                    ---------     ---------     ---------     ---------     ---------
Balance at beginning of year ....................   $   4,198     $   3,873     $   3,343     $   3,562     $   3,341

Loans charged off
  Commercial and industrial .....................        (535)         (374)          (87)         (522)          (17)
  Real estate ...................................        (849)         (191)          (56)         (143)         (157)
  Installment ...................................        (158)         (255)         (152)         (195)         (153)
                                                    ---------     ---------     ---------     ---------     ---------
          Total charge-offs .....................      (1,542)         (820)         (295)         (860)         (327)
                                                    ---------     ---------     ---------     ---------     ---------

Charge-offs recovered
  Commercial and industrial .....................          14            39            46            18            12
  Real estate ...................................         103             9            14            10            11
  Installment ...................................          39            47            45            28            45
                                                    ---------     ---------     ---------     ---------     ---------
          Total recoveries ......................         156            95           105            56            68
                                                    ---------     ---------     ---------     ---------     ---------

Net loans charged off ...........................      (1,386)         (725)         (190)         (804)         (259)
Current year provision ..........................       1,762         1,050           720           585           480
                                                    ---------     ---------     ---------     ---------     ---------

Balance at end of year ..........................   $   4,574     $   4,198     $   3,873     $   3,343     $   3,562
                                                    =========     =========     =========     =========     =========

Loans at year end (excluding loans held for sale)   $ 383,898     $ 363,768     $ 295,965     $ 273,471     $ 242,007

Ratio of allowance to loans (excluding loans held
     for sale) at period end ....................        1.19%         1.15%         1.31%         1.22%         1.47%

Average loans ...................................   $ 381,126     $ 327,125     $ 287,485     $ 254,397     $ 239,611

Ratio of net loans charged off
  to average loans ..............................        0.36%         0.22%         0.07%         0.32%         0.11%

The allocation of the allowance for loan losses along with the percentage of each loan type to total loans outstanding is illustrated in the following table. The Company regards the allowance as a general allowance which is available to absorb losses from all loans. The allocation of the allowance as shown in this table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will occur in these amounts.

                               Allocation of the Allowance for Loan Losses
                                       (dollar amounts in thousands)

                                               2002               2001               2000
                                         ----------------   ----------------   ----------------
                                         Amount   Percent   Amount   Percent   Amount   Percent
                                         ------   -------   ------   -------   ------   -------
Balance at December 31:
  Commercial and industrial ..........   $1,237    19.84%   $1,430    19.83%   $1,022    22.53%
  Real Estate ........................      446    74.43%    1,941    74.13%    2,327    68.35%
  Installment ........................     2304     5.73%      358     6.04%      405     9.12%
  Unallocated ........................      587    N/A         469     N/A        119     N/A
                                         ------   -------   ------   -------   ------   -------
       Total allowance for loan losses   $4,574   100.00%   $4,198   100.00%   $3,873   100.00%
                                         ======   =======   ======   =======   ======   =======

                                               1999               1998
                                         ----------------   ----------------
                                         Amount   Percent   Amount   Percent
                                         ------   -------   ------   -------
Balance at December 31:
  Commercial and industrial ..........   $  804     21.53%  $  979    20.83%
  Real Estate ........................    1,927     68.78%   1,999    69.88%
  Installment ........................      325      9.69%     334     9.29%
  Unallocated ........................      287      N/A       250     N/A
                                         ------   -------   ------   -------
       Total allowance for loan losses   $3,343   100.00%   $3,562   100.00%
                                         ======   =======   ======   =======

Nonperforming assets and their relative percentages to loan balances are presented in the table on the following page. The level of nonperforming loans and leases is an important element in assessing asset quality and the relevant risk in the credit portfolio. Nonperforming loans include nonaccrual loans, restructured loans and loans delinquent 90 days or more and still accruing.

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

                                  Nonperforming Assets
                             (dollar amounts in thousands)
----------------------------------------------------------------------------------------------
                                                                  December 31,
                                                ----------------------------------------------
                                                 2002      2001      2000      1999      1998
                                                ------    ------    ------    ------    ------
Principal balance
-----------------
Nonaccrual ..................................   $3,612    $  779    $  332    $  389    $1,189
Restructured ................................      445       373       416       446       178
90 days or more past due and still accruing .      588     1,637     2,289       849     1,363
                                                ------    ------    ------    ------    ------
          Total nonperforming loans .........   $4,645    $2,789    $3,037    $1,684    $2,730
                                                ======    ======    ======    ======    ======

Nonperforming loans as a percent of total
    loans (including loans held for sale) ...     1.19%     0.75%     1.02%     0.61%     1.12%

Other real estate owned .....................   $  110    $  505    $  362    $   89    $  497

OREO as a percent of total loans (including
    loans held for sale) ....................     0.03%     0.14%     0.12%     0.03%     0.20%

Allowance as a percent of nonperforming loans    98.47%   150.52%   127.53%   198.52%   130.48%

Interest income of $149,569 for the year ended December 31, 2002, was recognized on the nonaccruing and restructured loans listed in the table above, whereas, interest income of $279,728 would have been recognized under their original terms.

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

Management has identified $14.0 million and $2.7 million of loans on its watch list which were not included in impaired or non-performing loans at December 31, 2002 and 2001, respectively. The majority of the increase is a result of the following loans. At December 31, 2002, loans totaling $1.7 million to a real estate developer were included on the watch list and were also on nonaccrual status. In addition to these loans, a $2.4 million loan was included to a LLC of which such developer was a member, was included on the watch list. Loans totaling $3.0 million to companies owned by the developer's brother and $3.4 million of loans to vendors and other parties related to the developer are also included on the watch list. These loans are being closely monitored by management. Based on current information available, management believes the allowance is adequate to cover potential losses on these loans, but since the ultimate exposure is unknown, this could change in the future. If the allowance is not adequate to cover potential losses on these loans, this could have a material adverse effect on the Company's net income.

                         Noninterest Income and Expense
                         ------------------------------

The following table presents the balances of noninterest income and expense from 2000 through 2002 and the percentage changes between periods.

                                                               Noninterest Income and Expense
                                                               (dollar amounts in thousands)
                                                                  Years Ended December 31,
                                                ------------------------------------------------------
                                                             % change               % change
                                                  2002       from '01    2001       from '00    2000
                                                --------     --------  --------     --------  --------
Noninterest Income
   Deposit service charges and fees .........   $  2,587       21.57%  $  2,128       42.82%  $  1,490
   Trust department income ..................        918        9.42%       839        3.33%       812
   Commission income ........................        817        6.10%       770       18.83%       648
   Security gains/(losses) ..................       (158)    (31.30)%      (230)       4.07%      (221)
   Realized gain on sale of real estate loans      1,036      101.17%       515      157.50%       200
   Other operating income ...................        870      (2.68)%       894       11.06%       805
                                                --------               --------               --------
          Total noninterest income ..........   $  6,070       23.47%  $  4,916       31.66%  $  3,734
                                                ========               ========               ========

Noninterest Expense
   Salaries and employee benefits ...........   $  8,542       16.00%  $  7,364       11.12%  $  6,627
   Occupancy and equipment ..................      2,382       21.04%     1,968        9.58%     1,796
   Other ....................................      3,007       10.80%     2,714       16.93%     2,321
                                                --------               --------               --------
          Total noninterest expense .........   $ 13,931       15.65%  $ 12,046       12.12%  $ 10,744
                                                ========               ========               ========

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

The tables on the following page summarize the carrying values of securities from December 31, 2000 through December 31, 2002. The maturity distribution of securities at December 31, 2002 is summarized by classification. Yields on tax-exempt securities are adjusted to a tax equivalent basis using a marginal federal tax rate of 40 percent after the securities were transferred to the Delaware subsidiary in 2002 and 34 percent for all other periods.

                              Securities
                    (dollar amounts in thousands)
---------------------------------------------------------------------------
                                               At December 31,
                                          2002       2001       2000
                                        --------   --------   --------
Available for sale
------------------
  U.S. Treasury & government agencies   $ 26,672   $ 16,110   $ 21,562
  States and political subdivisions .      3,489      1,475      1,891
  Mortgage-backed & asset-backed ....      9,283         --         --
  Equity securities .................      3,589        236        183
                                        --------   --------   --------
        Total available for sale ....     43,033     17,821     23,636


Held to Maturity
----------------
  U.S. Treasury & government agencies     35,643     39,172     43,429
  States and political subdivisions .     22,269     28,375     31,517
  Mortgage-backed & asset-backed ....         17         22        497
                                        --------   --------   --------
        Total held to maturity ......     57,929     67,569     75,443


Trading securities
------------------
   Mutual funds .....................      2,817      3,060      3,171
                                        --------   --------   --------
        Total trading securities ....      2,817      3,060      3,171
                                        --------   --------   --------
            Total Securities ........   $103,779   $ 88,450   $102,250
                                        ========   ========   ========

Securities Maturity Schedule at December 31, 2002
-------------------------------------------------
                                       1 Year and Less     1 to 5 Years      5 to 10 Years      Over 10 Years         Total
                                       ---------------    ---------------    ---------------    --------------    ---------------
                                       Balance   Rate     Balance   Rate     Balance   Rate     Balance   Rate    Balance    Rate
                                       -------   ----     -------   ----     -------   ----     -------   ----    -------    ----
Available for sale
------------------
  U.S. Treasury & government agencies  $ 3,780   5.12%    $22,892   3.95%    $    --            $    --           $26,672    4.12%
  State and municipal ...............      251   6.48%      3,238   3.04%         --                 --             3,489    3.29%
  Mortgage-backed & asset-backed ....       --              8,083   5.22%      1,200   4.45%         --             9,283    5.12%
  Equity securities .................    3,589   1.53%         --                 --                 --             3,589    1.53%
                                       -------            -------            -------            -------           -------
        Total available for sale ....  $ 7,620            $34,213            $ 1,200            $    --           $43,033    2.95%
                                       =======            =======            =======            =======           =======

Held to Maturity
----------------
  U.S. Treasury & government agencies  $13,985   5.46%    $21,658   5.72%    $    --            $    --           $35,643    5.69%
  State and municipal ...............    4,825   5.86%     17,444   5.71%         --                 --            22,269    5.75%
  Mortgage-backed & asset-backed ....       --                 17   7.24%         --                 --                17    7.24%
                                       -------            -------            -------            -------           -------
        Total held to maturity ......  $18,810            $39,119            $    --            $    --           $57,929    5.71%
                                       =======            =======            =======            =======           =======

Trading Securities
------------------
   Mutual funds .....................  $ 2,817   2.55%    $    --            $    --            $    --           $ 2,817    2.55%
                                       -------            -------            -------            -------           -------
        Total trading securities ....  $ 2,817            $    --            $    --            $    --           $ 2,817    2.55%
                                       =======            =======            =======            =======           =======

The majority of the securities portfolio is comprised of U.S. Treasury and government agency securities, and state and municipal securities (tax-exempt). Trading securities consist solely of mutual funds held in a grantor trust, established for the Monroe Bancorp Directors' Deferred Compensation Plan. The Company also purchased stocks of nine financial institutions which are classified as available-for-sale. Stocks of three of these financial institutions remain in the Company's portfolio at December 31, 2002.

The securities portfolio carries varying degrees of risk. Investments in U.S. Treasury and federal agency securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2002. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10 percent of the Company's shareholders' equity as of December 31, 2002. The Company does not use off-balance sheet derivative financial instruments. As of December 31, 2002 and December 31, 2001, the securities portfolio held no structured notes.

                                      Loans
                                      -----

The loan portfolio constitutes the major earning asset of the Company, and offers the best alternative for maximizing interest spread above the cost of funds. The Company's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any credit which exceeds the authority of the loan officer, but is under $2 million is forwarded to the Company's Officers' Loan Committee for approval. This committee is comprised of the President/CEO, the Senior Vice President of Loans and several experienced loan officers. Individual credits exceeding $2 million are forwarded to the Board of Directors' loan committee for approval. This loan committee is comprised of six board members, one of whom is the President/CEO. The loan committee not only acts as an approval body to ensure consistent application of the Company's loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

The Company's primary lending area generally includes Monroe, Lawrence, Jackson, Hendricks and contiguous counties in South Central Indiana. The Company extends out-of-area credit only to borrowers who are considered to be low risk, and then, only on a limited basis.

The following table reflects outstanding balances by loan type.

                                Loans Outstanding
                          (dollar amounts in thousands)

                                               At December 31,
                            ----------------------------------------------------
                              2002       2001       2000       1999       1998
                            --------   --------   --------   --------   --------
Commercial and industrial   $ 77,623   $ 73,724   $ 66,872   $ 58,961   $ 50,920
Real estate:
   One-to-four-family ...    111,297    119,709     86,512     83,367     76,731
   Multi-family .........     44,640     41,941     37,656     34,078     33,807
   Commercial ...........     88,661     71,057     42,424     40,782     32,232
   Construction .........     27,471     28,013     24,277     20,787     19,956
   Home equity ..........     17,927     13,637     10,554      7,938      7,124
   Farm land ............      1,270      1,256      1,388      1,454      1,018
Installment .............     22,426     22,463     27,076     26,527     22,715
                            --------   --------   --------   --------   --------
        Total loans .....   $391,315   $371,800   $296,759   $273,894   $244,503
                            ========   ========   ========   ========   ========


The following table presents the composition of the loan portfolio expressed as a percent of total loans.


                                                December 31,
                               ----------------------------------------------
                                2002      2001      2000      1999      1998
                               ------    ------    ------    ------    ------
Commercial and industrial       19.84%    19.83%    22.53%    21.53%    20.83%
Real estate:
   One-to-four-family ...       28.44%    32.20%    29.15%    30.43%    31.38%
   Multi-family .........       11.41%    11.28%    12.69%    12.44%    13.83%
   Commercial ...........       22.66%    19.11%    14.30%    14.89%    13.18%
   Construction .........        7.02%     7.53%     8.18%     7.59%     8.16%
   Home equity ..........        4.58%     3.67%     3.56%     2.90%     2.91%
   Farm land ............        0.32%     0.34%     0.47%     0.53%     0.42%
Installment .............        5.73%     6.04%     9.12%     9.69%     9.29%
                               ------    ------    ------    ------    ------
         Total ..........      100.00%   100.00%   100.00%   100.00%   100.00%
                               ======    ======    ======    ======    ======

A discussion of each line item set forth in the preceding tables follows:

o        Commercial and Industrial Lending.
At December 31 2002, commercial and industrial loans totaled $77.6 million, or
19.8 percent of the total loan portfolio. This category is comprised of business loans and business lines of credit. Approximately 75 percent of commercial and industrial loans are secured by business assets: furniture and fixtures, inventory, accounts receivable or automobiles. Approximately 25 percent of these loans are unsecured, however, approximately 98 percent of these unsecured loans carry personal guarantees. At December 31, 2002, 18.2 percent of commercial and industrial loans were fixed rate and 81.8 percent were variable rate. Adjustable rate loans carry a maximum maturity of eight years. Fixed-rate loans carry a maximum maturity of five years. Lines of credit are normally written for a one-year term or less. Interest rates on variable rate loans are indexed to prime, and vary as the prime rate changes. These loans are made to a wide variety of businesses in our primary lending area, and there were no concentrations in any one industry.

o        One-to-four-family Residential Real Estate Lending.
At December 31, 2002, one-to-four-family mortgages totaled $111.3 million, or
28.4 percent of the total loan portfolio. Indiana University's presence in the community provides a strong rental market, accordingly, a material amount of these loans were for other than single-family residences. At December 31, 2002,
2.0 percent of these loans were fixed rate and 98.0 percent were adjustable rate. Adjustable-rate mortgages (or ARMs) are offered with either a one-year, three-year, or five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually. We use an index tied to the one-year U.S. Treasury bill rate to reprice our ARM loans. These loans have a maximum maturity of 30 years. It is the Company's practice to sell all of the fixed rate owner-occupied residential mortgages it originates on the secondary market. The Company obtains a commitment from the purchaser to buy these loans before they are closed, and does not retain servicing. Adjustable rate loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. The payment history for these ARM loans has not varied significantly from that of fixed rate loans.

o        Multi-family and Commercial Real Estate Lending.
These loans are secured primarily by multi-family (five or more) dwellings, small retail establishments, not-for-profit organizations' buildings and small office buildings located in the Company's primary lending area. At December 31, 2002, commercial and multi-family loans totaled $133.3 million, or 34.1 percent of the total loan portfolio. At December 31, 2002, 8.3 percent were fixed rate while 91.7 percent were adjustable rate. These loans generally require monthly payments and have maximum maturities of 25 years. Fixed-rate loans have maximum maturities of five years. The Company offers one-year, three-year and five-year multi-family and commercial ARMs. These loans are indexed to prime. Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide periodic financial information. Because payments on loans secured by multi-family and commercial real estate are often dependent on the successful management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

o        Construction and Vacant Land Lending.
At December 31, 2002, construction and vacant land loans totaled $27.5 million, representing 7.0 percent of the total loan portfolio. The Company originates construction loans on commercial and residential properties located in its primary lending area. At December 31, 2002, 15.8 percent of these loans were fixed rate and 84.2 percent were variable rate. The vast majority of these loans have maturity dates of less than one year. The interest rates on these loans are indexed to prime. During the construction phase, the borrower generally pays interest only on a monthly basis. Loans to individuals for the construction of their residences may either be short-term construction financing or a construction/ permanent loan which automatically converts to a long-term mortgage consistent with our one-to-four family loan products. These loans involve many of the same risks inherent with commercial and multi-family loans discussed above and tend to be more sensitive to general economic conditions than many other types of loans.

o        Home Equity Lending.
At December 31, 2002, home equity loans totaled $17.9 million, representing 4.6 percent of the total loan portfolio. Our home equity loans are all adjustable rate loans, and adjust after one year. Interest rates on these loans are tied to prime and increase as the loan-to-value ratio increases. These loans may be originated in amounts, together with the existing first mortgage, of up to 100 percent of the value of the property securing the loan. The maximum term of these loans is 30 years.

o        Installment Lending.
This category is comprised of new and used automobile loans, mobile home loans, secured and unsecured personal loans, and personal lines of credit. At December 31, 2002, the balance of this account was $22.4 million, representing 5.7 percent of total loans. Installment loans, at December 31, 2002, were divided between the following categories: automobile loans 50.8 percent, secured personal loans 15.4 percent, lines of credit 13.6 percent, unsecured personal loans 13.9 percent, and mobile home loans 6.3 percent. The indirect lending function comprises approximately 40 percent of all personal loans. We originate auto loans, boat and recreational vehicle loans on both a direct and an indirect basis. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate which is sometimes in excess of the rate we require. Any premium is amortized over the remaining life of the loan. Any prepayments are charged to future amounts owed that dealer.

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

Management believes the degree of risk assumed on any loan is commensurate with the interest rate assessed, and is thereby able to receive a higher rate of return on commercial and real estate construction loans as compared to residential real estate loans. Although these loan types usually possess increased elements of risk, the Company's lending practices, policies, and procedures that are in place are intended to mitigate certain risks associated with such loans. The Company's commercial and industrial loans are made to local businesses operating in diverse industries and the portfolio contains no specific industry concentrations, which mitigates certain risks. The real estate loan portfolio is strengthened by a stable local economy and by the strong rental market provided by Indiana University. Adjustable-rate loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default.

The following table reflects the maturity schedule of loans. Also indicated are fixed and variable rate loans maturing after one year for the same loan categories.

                                 Loan Liquidity
                          (dollar amounts in thousands)
------------------------------------------------------------------------------

                                      Loan Maturities at December 31, 2002
                                    -----------------------------------------
                                     1 Year     1 - 5      Over 5
                                    and Less    Years      Years       Total
                                    --------   --------   --------   --------
Commercial and industrial .......   $ 40,627   $ 25,453   $ 11,543   $ 77,623
Real estate:
     One-to-four-family .........      1,336      2,154    107,807    111,297
     Multi-family ...............        255         63     44,322     44,640
     Commercial .................      7,865      2,601     78,195     88,661
     Construction ...............     22,143      3,674      1,654     27,471
     Home equity ................         --         --     17,927     17,927
     Farm land ..................         22        100      1,148      1,270
Installment .....................      6,299     13,074      3,053     22,426
                                    --------   --------   --------   --------
          Total loans ...........   $ 78,547   $ 47,119   $265,649   $391,315
                                    ========   ========   ========   ========


Loans maturing after 1 year with:
    Fixed interest rates ........              $ 24,655   $ 51,180
    Floating interest rates .....                22,464    214,469
                                               --------   --------
                                               $ 47,119   $265,649
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

The following table shows the average amount of deposits and average rates of interest paid thereon for the years indicated.

                                                   Deposit Information
                                              (dollar amounts in thousands)

                                         2002                  2001                  2000
                                 ---------------------------------------------------------------
                                  Amount      Rate      Amount      Rate      Amount      Rate
                                 --------   --------   --------   --------   --------   --------
Noninterest bearing ..........   $ 59,079              $ 54,785              $ 53,868
Interest bearing demand ......    133,553     1.22%     115,980     2.52%     103,609     3.14%
Savings deposits .............     20,328     1.03%      17,847     1.83%      18,680     2.13%
Time .........................    179,829     3.87%     165,573     5.67%     159,348     5.90%
                                 --------              --------              --------
        Total average deposits   $392,789     2.64%    $354,185     4.22%    $335,505     4.64%
                                 ========              ========              ========


Certificates of deposit and other time deposits of $100,000 or more mature as follows:


                                       at December 31,
                                ---------------------------
CD's over $100,000                2002      2001      2000
                                -------   -------   -------
3 months or less ............   $15,390   $16,391   $19,420
3 through 6 months ..........    14,421    10,676    14,284
6 through 12 months..........    15,464    18,615    13,015
Over 12 months ..............    24,735    14,498     9,900
                                -------   -------   -------
                                $70,010   $60,180   $56,619
                                =======   =======   =======

                                   Borrowings
                                   ----------

A detailed schedule of short-term borrowings follows:

                                          Short-term Borrowings
                                     (dollar amounts in thousands)

                                                                            December 31,
                                                                    ---------------------------
                                                                      2002      2001      2000
                                                                    -------   -------   -------
Repurchase agreements outstanding ...............................   $39,158   $36,312   $48,871
Federal funds purchased .........................................    10,050    21,900        --
                                                                    -------   -------   -------
Total short-term borrowings .....................................   $49,208   $58,212   $48,871
                                                                    =======   =======   =======


Average federal funds purchased during the year ..................  $ 2,252   $ 2,560   $ 6,900

Average repurchase agreements during the year ...................   $39,247   $35,504   $33,965

Maximum month-end repurchase agreements .........................   $44,392   $37,313   $48,871

YTD Average interest rate on repurchase agreements...............      0.96%     3.17%     5.40%
Average interest rate at end of period on repurchase agreements..      0.74%     1.10%     5.60%


Repurchase agreements are borrowings the majority of which mature daily and are secured by U.S. Treasury and government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") in 1997 and has the authority of the Company's Board of Directors to borrow up to $45 million. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and multi-family loans. Other borrowings, consisting of FHLBI advances, a mortgage and loans sold under repurchase agreements, were$36.0 million and $31.8 million, as of December 31, 2002 and 2001, respectively. The FHLBI borrowings accounted for the majority of other borrowings. The Company had a net increase in borrowings from the FHLBI of $4.3 million during 2002, because FHLBI advances were used to help fund loan growth. The Company expects to primarily use deposit growth in the future as a source of loan funding and for general liquidity, but may continue to supplement this with additional FHLBI advances.

                                    Liquidity
                                    ---------

The following table presents a schedule of the maturity and repricing of the Company's assets and liabilities over the next five years.

                                     Liquidity and Interest Rate Sensitivity
                                           (dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                      At December 31, 2002
                                                   -----------------------------------------------------------
                                                    1 - 90      91 - 365       1 - 5       Over
                                                     Days         Days         Years      5 Years      Total
                                                   ---------    ---------    ---------   ---------   ---------
Interest earning assets
-----------------------
     Loans .....................................   $ 108,712    $  94,654    $ 178,043   $   9,906   $ 391,315

     Securities held to maturity
          Taxable ..............................       3,725       10,260       21,675          --      35,660
          Tax-exempt ...........................       2,056        2,769       17,444          --      22,269

     Securities available for sale
          Taxable ..............................       3,589        3,780       30,975       1,200      39,544
          Tax-exempt ...........................         251           --        3,238          --       3,489

     Trading securities
          Taxable ..............................       2,817           --           --          --       2,817
                                                   ---------    ---------    ---------   ---------   ---------

               Total securities ................      12,438       16,809       73,332       1,200     103,779
                                                   ---------    ---------    ---------   ---------   ---------

     Interest bearing deposits with banks ......          52           --           --          --          52
     FHLB stock ................................       1,882           --           --          --       1,882
     Federal funds sold ........................          --           --           --          --          --
                                                   ---------    ---------    ---------   ---------   ---------
          Total interest earning assets ........   $ 123,084    $ 111,463    $ 251,375   $  11,106   $ 497,028
                                                   =========    =========    =========   =========   =========

Interest bearing liabilities
----------------------------
     Interest-bearing demand deposits ..........   $ 135,025    $      --    $      --   $      --   $ 135,025
     Savings deposits ..........................      22,459           --           --          --      22,459
     Time deposits .............................      35,101       73,012       71,926         568     180,607
     Borrowings ................................      51,870        5,901       22,457       5,012      85,240
                                                   ---------    ---------    ---------   ---------   ---------
          Total interest bearing liabilities ...   $ 244,455    $  78,913    $  94,383   $   5,580   $ 423,331
                                                   =========    =========    =========   =========   =========

Rate sensitive gap .............................   $(121,371)   $  32,550    $ 156,992   $   5,526   $  73,697
Rate sensitive cumulative gap ..................   $(121,371)   $ (88,821)   $  68,171   $  73,697
Cumulative gap as a percentage of earning assets      (24.42)%     (17.87)%      13.72%      14.83%

The following table details the main components of cash flows for the years ended December 31, 2002 and 2001.

                                        Funding Uses and Sources
                                      (dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------

                                           Year Ended December 31, 2002      Year Ended December 31, 2001
                                          ------------------------------    ------------------------------
                                                     Increase/(Decrease)               Increase/(Decrease)
                                          Average    -------------------    Average    -------------------
                                          Balance     Amount     Percent    Balance      Amount    Percent
                                          -------     ------     -------    -------      ------    -------
Funding Uses
------------
Loans, net of unearned income .........   $381,126   $ 54,001    16.51 %    $327,125   $ 39,640    13.79 %
Taxable securities ....................     71,781     10,745    17.60 %      61,036     (8,583)  (12.33)%
Tax-exempt securities .................     26,193     (4,643)  (15.06)%      30,836     (5,040)  (14.05)%
Federal funds sold ....................      6,122      4,050   195.46 %       2,072       (151)   (6.79)%
                                          --------   --------               --------   --------
          Total uses ..................   $485,222   $ 64,153    15.24 %    $421,069   $ 25,866     6.54 %
                                          ========   ========               ========   ========

Funding Sources
---------------
Noninterest bearing deposits ..........   $ 59,079   $  4,294     7.84 %    $ 54,785   $    917     1.70 %
Interest bearing demand, savings & time    333,710     34,310    11.46 %     299,400     17,763     6.31 %
Short-term borrowings .................     41,499      3,434     9.02 %      38,065     (2,808)   (6.87)%
Long-term borrowings ..................     37,556     21,194   129.53 %      16,362      6,236    61.58 %
                                          --------   --------               --------   --------
          Total sources ...............   $471,844   $ 63,232    15.47 %    $408,612   $ 22,108     5.72 %
                                          ========   ========               ========   ========

                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2002 and 2001, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines described in the "Capital Regulations" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2002 management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

                                     Capital
                          (dollar amounts in thousands)
-------------------------------------------------------------------------------
                                                             At December 31,
                                                         ---------------------
                                                            2002        2001
                                                         ---------   ---------
Tier 1 capital
     Shareholders' equity .............................. $  44,263   $  40,684
     Less: Intangibles .................................        --          --
     Add / deduct: Unrealized (gain)  loss on securities      (692)       (349)
                                                         ---------   ---------
          Total Tier 1 capital ......................... $  43,571   $  40,335
                                                         =========   =========


Total risk-based capital
     Tier 1 capital .................................... $  43,571   $  40,335
     Tier 2 capital ....................................     4,574       4,195
                                                         ---------   ---------
          Total risk-based capital ..................... $  48,145   $  44,530
                                                         =========   =========

Risk weighted assets ................................... $ 371,015   $ 335,504

Quarterly average assets ............................... $ 534,868   $ 480,722

Risk-based ratios:
     Tier 1 ............................................     11.74%      12.02%

     Total risk-based capital ..........................     12.98%      13.27%

     Leverage ratios ...................................      8.15%       8.39%

ITEM 2.          PROPERTIES.

The Company, through the Bank, currently operates from its main office in downtown Bloomington and from fourteen additional locations in Monroe, Jackson, Hendricks and Lawrence Counties in Indiana. Information about those locations is set forth in the table below:

-----------------------------------------------------------------------------
NAME OF OFFICE                       LOCATION/TELEPHONE NUMBER
-----------------------------------------------------------------------------
Downtown Main Office                 210 East Kirkwood Avenue
                                     Bloomington, IN 47408
                                     (812) 336-0201
-----------------------------------------------------------------------------
Ellettsville Banking Center          4616 West Richland Plaza
                                     Bloomington, IN 47404
                                     (812) 876-6044
-----------------------------------------------------------------------------
Highland Village Banking Center      4191 West Third Street
                                     Bloomington, IN 47403
                                     (812) 331-3501
-----------------------------------------------------------------------------
Kinser Crossing Banking Center       1825 North Kinser Pike
                                     Bloomington, IN 47404
                                     (812) 331-3518
-----------------------------------------------------------------------------
Kirkwood Auto Branch                 306 East Kirkwood Avenue
                                     Bloomington, IN 47408
                                     (812) 331-3510
-----------------------------------------------------------------------------
Loan Center                          111 South Lincoln Street
                                     Bloomington, IN 47408
                                     (812) 331-3555
-----------------------------------------------------------------------------
Mall Road Banking Center             2801 Buick-Cadillac Blvd.
                                     Bloomington, IN 47401
                                     (812) 331-3507
-----------------------------------------------------------------------------
Walnut Park Banking Center           2490 South Walnut Street
                                     Bloomington, IN 47403
                                     (812) 331-3514
-----------------------------------------------------------------------------
Brownstown Banking Center            1051 West Spring Street
                                     Brownstown, IN 47220
                                     (812) 358-3171
-----------------------------------------------------------------------------
Avon Banking Center                  7517 Beechwood Centre Road, Suite 300
                                     Avon, IN 46123
                                     (317) 272-7820
-----------------------------------------------------------------------------
Brownsburg Banking Center            65 Garner Road, Suite 400
                                     Brownsburg, IN 46112
                                     (317) 837-5201
-----------------------------------------------------------------------------
Plainfield Banking Center            2059 Hadley Road
                                     Plainfield, IN 46168
                                     (317) 837-520
-----------------------------------------------------------------------------
Bedford Banking Center               Stone City Mall
                                     3300 West 16th Street
                                     Bedford, IN 47421
                                     (812) 275-7800
-----------------------------------------------------------------------------
Bell Trace Branch                    800 Bell Trace Circle
                                     Bloomington, IN 47408
                                     (812) 331-3575
-----------------------------------------------------------------------------
Meadowood Branch                     2455 Tamarack Trail
                                     Bloomington, IN  47408
                                     (812) 353-7722
-----------------------------------------------------------------------------
Redbud Hills Branch                  3211 E. Moores Pike
                                     Bloomington, IN  47401
                                     (812) 353-7720
-----------------------------------------------------------------------------

The Company owns its main office. It owns seven of its branch locations and leases space for eight branches. The Company also leases its Operations Center. The main office contains approximately 18,656 square feet of space, and is occupied solely by the Company. The Company's data processing center, and proof and checking departments are located at the Operations Center, 5001 N. Walnut St., Bloomington, IN.


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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED SHAREHOLDER MATTERS.

The information required under this item is incorporated by reference to page 49 of the Company's 2002 Annual Report to Shareholders under the caption "Shareholder Information."


ITEM 6.          SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 16 through 17 of the Company's 2002 Annual Report to Shareholders under the caption "Five-Year Financial Summary."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 18 through 27 of the Company's 2002 Annual Report to Shareholders under the caption "Management's Discussion and Analysis."

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

The information required under this item is incorporated by reference to pages 20 through 21 of the Company's Annual Report to Shareholders - Management's Discussion and Analysis under the caption "Liquidity, Interest Sensitivity and Disclosures about Market Risk."


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 29 through 48 of the Company's 2002 Annual Report to Shareholders.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required under this item relating to directors is incorporated by reference to the Company's 2002 Proxy Statement furnished to its shareholders in connection with the annual meeting to be held April 24, 2003 (the "2002 Proxy Statement"), under the caption "Other Information You Need to Make an Informed Decision - Directors of the Company - Who is on our Board of Directors?" on pages 6 through 7 and "Other Information You Need to Make an Informed Decision - Executive Officers of the Company - Who are our Executive Officers?" on page 11, and on page 22 under the caption "Section 16A - Beneficial Ownership Reporting Compliance - Securities Ownership of Certain Beneficial Owners," which Proxy Statement has been filed with the Commission.


ITEM 11.         EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the Company's 2002 Proxy Statement, under the following captions: "Other Information You Need to Make an Informed Decision - Directors of the Company - How is our Board of Directors Paid?" on pages 9 through 10 , "Other Information You Need to Make an Informed Decision - Executive Officers of the Company - How are our Executive Officers Paid?" on pages 12 through 14, "Other Information You Need to Make an Informed Decision - Compensation Committee Insider Interlocks and Participation in Compensation Decisions" on page 17 and "Other Information You Need to Make an Informed Decision - Five-Year Total Shareholder Return" on page 18, which Proxy Statement has been filed with the Commission.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

-----------------------------------------------------------------------------------------------------------
             (a)                         (b)                 (c)                          (d)
                                      Number of                             Number of securities remaining
                                  securities to be     Weighted-average      available for future issuance
    Director and Management          issued upon       exercise price of       under equity compensation
    Incentive Stock Option           exercise of          outstanding          plans-excluding securities
             Plans               outstanding options        options             reflected in column (a)
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by shareholders       115,000                 $ 12.82                        465,000
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                      0                       0                              0
shareholders
-----------------------------------------------------------------------------------------------------------

Totals                                115,000                $ 12.82                        465,000
-----------------------------------------------------------------------------------------------------------

The other information required under this item is incorporated by reference to the Company's 2002 Proxy Statement, under the caption "Other Information You Need to Make an Informed Decision - Security Ownership of Management - How much stock do our Executive Officers and Directors Own?" on pages 20 through 21, "Other Information You Need to Make an Informed Decision - Securities Ownership of Certain Beneficial Owners" on page 22, which Proxy Statement has been filed with the Commission.



ITEM 13.         TRANSACTIONS WITH MANAGEMENT AND OTHERS.

The information required under this item is incorporated by reference to the Company's 2002 Proxy Statement, under the caption "Transactions with Management and Others" on page 17, which Proxy Statement has been filed with the Commission.


ITEM 14.         CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Monroe Bancorp's principal executive officer and principal financial officer have concluded that the Monroe Bancorp's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-K, are effective.

(b) Changes in Internal Controls. There have been no significant changes in Monroe Bancorp's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.


(c) Limitations on the Effectiveness of Controls. Monroe Bancorp's management, including its principal executive officer and principal financial officer, does not expect that Monroe Bancorp's disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) CEO and CFO Certifications. Appearing immediately following the Signatures section of this report there are Certifications of Monroe Bancorp's principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                                     PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K.

                                                                     Exhibit 13
                                                                     Page Number
                                                                     -----------

(a) 1.   Financial Statements:
              Independent accountant's report..........................  28
              Consolidated balance sheets at
                       December 31, 2002 and 2001......................  29
              Consolidated statements of income, years ended
                       December 31, 2002, 2001 and 2000................  30
              Consolidated statements of shareholders equity,
                       years ended December 31, 2002, 2001 and 2000....  31
              Consolidated statements of cash flows, years ended
                       December 31, 2002, 2001 and 2000................  32
              Notes to consolidated financial statements...............  33

(a) 2.   Financial statement schedules:
              All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.   Exhibits:

Exhibit No:                         Description of Exhibit:
------------                        ----------------------

3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2001.

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

10 (v) Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

13 2002 Annual Report to Shareholders (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

21                         Subsidiary of the Registrant

99(i) Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

99(ii) Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer



(b)      Reports on Form 8-K:

Monroe Bancorp filed the following Forms 8-K:

         Filed October 22, 2002, to report the release of a summary of third quarter earnings and a financial summary issued the same day.

         Filed November 26, 2002 to report the Quarterly Financial Statements (September 30, 2002) issued the same day.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27 day of March 2003.

                                                     MONROE BANCORP

                               By: /s/Mark D. Bradford
                                   --------------------------------------------
                                   Mark D. Bradford, President, Chief Executive
                                   Officer and Principal Executive Officer


                               By: /s/ Gordon M. Dyott
                                   --------------------------------------------
                                   Gordon M. Dyott
                                   Executive Vice President, Chief Financial
                                   Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Capacity
---------                                   --------
Date
----

/s/ Mark D. Bradford               President, Chief Executive Officer
--------------------------------- (Principal Executive Officer) and Director March 27, 2003
      Mark D. Bradford

/s/ Gordon M. Dyott                Executive Vice President, Chief Financial
---------------------------------  Officer (Principal Accounting Officer
March 27, 2003                     and Principal Financial Officer)
      Gordon M. Dyott


/s/ David D. Baer                  Director, Chairman
---------------------------------
March 27, 2003
     David D. Baer

/s/ Bradford J. Bomba, Jr., M.D.   Director
---------------------------------
March 27, 2003
     Bradford J. Bomba, Jr. M.D.

/s/ Steven R. Crider               Director
---------------------------------
March 27, 2003
     Steven R. Crider

/s/ Timothy D. Ellis               Director
---------------------------------
March 27, 2003
     Timothy D. Ellis

/s/ Joyce Claflin Harrell          Director
---------------------------------
March 27, 2003
     Joyce Claflin Harrell

/s/ Harry F. McNaught, Jr.         Director
---------------------------------
March 27, 2003
     Harry F. McNaught, Jr.

/s/ Richard P. Rechter             Director
---------------------------------
March 27, 2003
     Richard P. Rechter

Certification for Annual Report on Form 10-K by Principal Executive Officer
---------------------------------------------------------------------------

I, Mark D. Bradford, President, Chief Executive Officer and Principal Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Monroe Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
      --------------
                                           /s/ Mark D. Bradford
                                           -------------------------------------
                                           Mark D. Bradford
                                           President and Chief Executive Officer
                                           Principal Executive Officer

Certification for Annual Report on Form 10-K by Principal Financial Officer
---------------------------------------------------------------------------

I, Gordon M. Dyott Executive Vice President, Chief Financial Officer, Principal Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Monroe Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
      --------------
                               /s/ Gordon M. Dyott
                               -------------------------------------------------
                               Gordon M. Dyott
                               Executive Vice President, Chief Financial Officer Principal Financial Officer