Form 10-Q
period 2003-03-31
MONROE BANCORP
filed 2003-05-14
CIK 745456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2003

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File No.  0-31951
                     -------

                                 MONROE BANCORP
             (Exact name of registrant as specified in its charter)

           Indiana                                         35-1594017
           -------                                         ----------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

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
Yes [X]           No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).
Yes [ ] No [X]

Outstanding Shares of Common Stock on March 31, 2003:  6,150,240
                                                       ---------

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        --------


Part I. Financial Information:

    Item 1. Financial Statements:

              Consolidated Condensed Balance Sheets............................3

              Consolidated Condensed Statements of Income - Three Months.......4

              Consolidated Condensed Statement of Shareholders' Equity.........5

              Consolidated Condensed Statements of Cash Flows..................6

              Notes to Consolidated Condensed Financial Statements.............7

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................10

Forward Looking Statements....................................................15

    Item 3. Quantitative and Qualitative Disclosures about Market Risk........16

    Item 4. Controls and Procedures...........................................18

Part II.  Other Information:

    Item 1. Legal Proceedings.................................................19

    Item 2. Changes In Securities.............................................19

    Item 3. Defaults Upon Senior Securities...................................19

    Item 4. Submission of Matters to a Vote of Security Holders...............19

    Item 5. Other Information.................................................19

    Item 6a. Exhibits.........................................................19

    Item 6b. Reports Filed on Form 8-K........................................20

Signatures....................................................................21

Certification for Quarterly Report on Form 10-Q by Principal
    Executive Officer.........................................................22

Certification for Quarterly Report on Form 10-Q by Principal
    Financial Officer.........................................................23

Exhibit Index.................................................................24

Part I. - Financial Information
-------------------------------

Item 1.  Financial Statements
-----------------------------

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                     March 31,  December 31,
                                                                       2003        2002
                                                                    (Unaudited)
                                                                    ------------------------
Assets
     Cash and due from banks ....................................   $  16,057    $  20,526
       Federal funds sold .......................................      12,700           --
                                                                    ----------------------
            Cash and cash equivalents ...........................      28,757       20,526
     Trading securities .........................................       2,826        2,817
     Investment securities
         Available for sale .....................................      49,992       43,033
         Held to maturity .......................................      52,108       57,929
                                                                    ----------------------
              Total investment securities .......................     102,100      100,962
     Loans held for sale ........................................       5,197        7,417
     Loans, net of allowance for loan losses of $4,680 and $4,574     392,004      379,324
     Premises and equipment .....................................      11,732       11,793
     Federal Home Loan Bank of Indianapolis stock, at cost ......       2,124        1,882
     Interest receivable and other assets .......................       8,680        8,596
                                                                    ----------------------

         Total assets ...........................................   $ 553,420    $ 533,317
                                                                    ======================

Liabilities
     Deposits
         Noninterest-bearing ....................................   $  62,531    $  60,476
         Interest-bearing .......................................     356,139      338,091
                                                                    ----------------------
              Total deposits ....................................     418,670      398,567
     Borrowings .................................................      83,858       85,240
     Interest payable and other liabilities .....................       5,908        5,247
                                                                    ----------------------
         Total liabilities ......................................     508,436      489,054
                                                                    ----------------------
Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
         Authorized - 18,000,000 shares
         Issued and outstanding - 6,150,240 shares...............         137          137
     Additional paid-in capital .................................       3,372        3,368
     Retained earnings ..........................................      41,435       40,619
     Accumulated other comprehensive income .....................         576          675
     Unearned ESOT shares .......................................        (536)        (536)
                                                                    ----------------------
            Total shareholders' equity ..........................      44,984       44,263
                                                                    ----------------------
         Total liabilities and shareholders' equity .............   $ 553,420    $ 533,317
                                                                    ======================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        2003       2002
                                                      ------------------
Interest Income
     Loans, including fees ........................   $ 5,855    $ 6,380
     Trading securities ...........................        13         16
     Investment securities
         Taxable ..................................       901        805
         Tax exempt ...............................       234        279
       Federal funds sold .........................        22         31
                                                      ------------------
         Total interest income ....................     7,025      7,511
                                                      ------------------

Interest Expense
     Deposits .....................................     1,804      2,310
     Short-term borrowings ........................        75        118
     Other borrowings .............................       426        456
                                                      ------------------
         Total interest expense ...................     2,305      2,884
                                                      ------------------

Net Interest Income ...............................     4,720      4,627
     Provision for loan losses ....................       405        276
                                                      ------------------
Net Interest Income After Provision for Loan Losses     4,315      4,351
                                                      ------------------

Other Income
     Fiduciary activities .........................       273        217
     Service charges on deposit accounts ..........       634        595
     Commission income ............................       186        208
     Securities losses ............................        (4)        --
     Unrealized loss on trading securities ........       (25)       (13)
     Net gains on loan sales ......................       364        219
     Other operating income .......................       256        189
                                                      ------------------
         Total other income .......................     1,684      1,415
                                                      ------------------

Other Expenses
     Salaries and employee benefits ...............     2,250      2,115
     Net occupancy and equipment expenses .........       638        595
     Advertising ..................................       127        168
     Depreciation in directors' deferred
         compensation plan ........................       (19)        --
     Other operating expense ......................       709        632
                                                      ------------------
         Total other expenses .....................     3,705      3,510
                                                      ------------------

Income Before Income Tax ..........................     2,294      2,256
     Income tax expense ...........................       746        757
                                                      ------------------

Net Income ........................................   $ 1,548    $ 1,499
                                                      ==================

Basic earnings per share ..........................   $   .25    $   .25
Diluted earnings per share ........................       .25        .25

  See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2003
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                           Unearned
                                    Common Stock                                           Accumulated     Employee
                               -------------------- Additional                                Other         Stock
                                  Shares             Paid In    Comprehensive  Retained   Comprehensive   Ownership
                               Outstanding  Amount   Capital       Income      Earnings   Income (Loss)  Trust Shares    Total
                               --------------------------------------------------------------------------------------------------
Balances, January 1, 2003        6,150,240    $ 137   $ 3,368                    $40,619        $ 675       $ (536)    $ 44,263

Comprehensive Income:
    Net income for the
      period                                                        $ 1,548        1,548                                  1,548
    Unrealized losses on
      securities (net of tax
        benefit)                                                        (99)                      (99)                      (99)
ESOT shares earned                                                                                                            4
                                        4
Cash dividend ($.12 per
share)                                                                              (732)                                  (732)

                               --------------------------------------------------------------------------------------------------
Balances, March 31, 2003         6,150,240    $ 137    $3,372       $ 1,449      $41,435        $ 576       $ (536)     $44,984
                               ==================================================================================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              2003        2002
                                                                            --------------------
Operating Activities
     Net income .........................................................   $  1,548    $  1,499
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses ........................................        405         276
       Depreciation and amortization ....................................        228         214
       Deferred income tax ..............................................        (55)        (27)
       Investment securities amortization, net ..........................        116          65
       Securities (gain) loss ...........................................         (1)         --
          Origination of loans held for sale ............................    (17,642)     (7,208)
          Proceeds from sale of loans held for sale .....................     20,226      13,028
       Gain on sale of loans held for sale ..............................       (364)       (219)
       ESOT compensation ................................................          4          --
       Net change in:
         Trading securities .............................................         (9)        (31)
         Interest receivable and other assets ...........................         25       1,168
         Interest payable and other liabilities .........................        661         471
                                                                            --------------------
              Net cash provided by operating activities .................      5,142       9,236
                                                                            --------------------

Investing Activities
     Purchases of securities available for sale .........................    (10,771)         --
     Proceeds from sales of securities available for sale ...............          1         109
     Proceeds from paydowns and maturities of securities
            available for sale ..........................................      3,588       1,175
     Purchases of securities held to maturity ...........................         --      (5,078)
     Proceeds from paydowns and maturities of securities held to maturity      5,776       3,610
     Purchase of FHLB stock .............................................       (242)       (348)
     Net change in loans ................................................    (13,085)    (10,876)
     Purchases of premises and equipment ................................       (167)       (423)
                                                                            --------------------
              Net cash used by investing activities .....................    (14,900)    (11,831)
                                                                            --------------------

Financing Activities
     Net change in
       Noninterest-bearing, interest-bearing demand and savings deposits      16,421       4,729
       Certificates of deposit ..........................................      3,682      18,574
       Borrowings .......................................................     (8,912)    (23,612)
     Proceeds of Federal Home Loan Bank advances ........................      9,000       7,395
       Repayment of Federal Home Loan Bank advances .....................     (1,470)        (51)
       Cash dividends paid ..............................................       (732)       (738)
                                                                            --------------------
              Net cash provided by financing activities .................     17,989       6,297
                                                                            --------------------
Net Change in Cash and Cash Equivalents .................................      8,231       3,702
Cash and Cash Equivalents, Beginning of Period ..........................     20,526      17,276
                                                                            --------------------

Cash and Cash Equivalents, End of Period ................................   $ 28,757    $ 20,978
                                                                            ====================

Supplemental cash flow disclosures
     Interest paid ......................................................   $  2,394    $  2,946
     Income tax paid ....................................................         --         150

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank") and the Bank's wholly owned subsidiary MB Portfolio Management, Inc. A summary of significant accounting policies is set forth in
Note 1 of Notes to Financial Statements included in the December 31, 2002, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2003, and for the three months ended March 31, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                           Three months ended
                                           ------------------

                                      March 31, 2003 March 31, 2002
                                      -------------- --------------

Net income (in thousands) .........    $     1,548     $     1,499
                                       ===========     ===========

Weighted average shares outstanding      6,150,240       6,150,240
Average unearned ESOT shares ......        (45,751)        (49,185)
                                       -----------     -----------
   Shares used to compute basic
       earnings per share .........      6,104,489       6,101,055

Effect of dilutive securities
    Stock options .................          5,637           2,042
                                       -----------     -----------

   Shares used to compute diluted
        earnings per share ........      6,110,125       6,103,097
                                       ===========     ===========

Earnings per share basic ..........            .25             .25
Earnings per share, diluted .......            .25             .25


Options to purchase 105,000 shares at March 31, 2002 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Note 3: Stock Options
---------------------

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Table dollar amounts are in thousands except per share data.

                                                                    Three Months Ended   Three Months Ended
                                                                      March 31, 2003        March 31, 2002
                                                                    ---------------------------------------
           Net income, as reported..................................        $ 1,548            $  1,499
           Less:  Total stock-based employee compensation cost
              determined under the fair value based method, net of
              income taxes..........................................              1                   4
                                                                    ---------------------------------------

           Pro forma net income                                             $ 1,547            $  1,495
                                                                    =======================================

           Earnings per share:
               Basic - as reported..................................        $   .25            $    .25
               Basic - pro forma....................................        $   .25            $    .25
               Diluted - as reported................................        $   .25            $    .25
               Diluted - pro forma..................................        $   .25            $    .25

Note 4: Effect of Recent Accounting Pronouncements
--------------------------------------------------

The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed statement is not known.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

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

The Bank is a traditional community bank which provides a variety of financial services to its customers, including:

o    accepting deposits;
o    making commercial, mortgage and personal loans;
o originating fixed rate residential mortgage loans for sale into the secondary market;
o    providing personal and corporate trust services;
o    providing investment advisory and brokerage services; and
o    providing annuities and other investment products.

The majority of the Bank's revenue is derived from interest and fees on loans and investments, and the majority of its expense is interest paid on deposits and general and administrative expenses related to its business.

Market Expansion
----------------
The Company now has three full service branch offices in eastern Hendricks County, which is adjacent to Marion County and Indianapolis, Indiana. These three branches are providing important balance sheet growth generating $37.6 million of loans at March 31, 2003, an increase of 13.9 percent over December 31, 2002, and $49.2 million of deposits, an increase of 45.1 percent over December 31, 2002. The Bank's strategy in Hendricks County is as follows:

     o Employ experienced and established professionals from within the market. This accelerates the Bank's ability to build name recognition and credibility in the new market.
     o Avoid the start-up expense associated with pursuing the mass retail market. Instead open relatively low cost offices in professional buildings. Target marketing efforts to the high-potential commercial real estate, residential mortgage, and large depositor segments.
     o Stress community involvement and business development activities supported by the involvement of executives from the Company's primary market.

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 33 to 35 of the December 31, 2002 Annual Report to Shareholders. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements in the December 31, 2002 Annual Report to Shareholders describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality and Provision for Loan Losses section of the Management's Discussion and Analysis included in the December 31, 2002 Annual Report to Shareholders.


Results of Operations
---------------------

Overview
--------
Net income for the first quarter 2003 was $1.5 million a 3.3 percent increase over the same quarter last year. Basic and diluted earnings per share were $0.25 for the three months ended March 31, 2003, unchanged from the first quarter of 2002.

Annualized return on average equity (ROE) for the first quarter of 2003 decreased to 14.00 percent compared to 14.77 percent for first quarter of 2002. The annualized return on average assets (ROA) was 1.15 percent for the first quarter of 2003 compared with 1.22 percent for the same period in 2002.

The growth in net income shown between the first three months of 2003 and the same period in 2002 can be primarily attributed to growth in our core lending business and an increase in mortgage loan sales and fiduciary activities fees (trust and asset management fees).

First quarter 2003 dividends paid were 0.12 per share, unchanged from the first quarter of 2002. At March 31, 2003 the dividend yield was 3.63 percent compared to 3.92 percent at March 31, 2002. The decrease in yield occurred due to an increase in the market value of the stock. At March 31, 2003, the closing market price of Monroe Bancorp stock was $13.24 per share compared to $12.25 per share at March 31, 2002, an increase of 8.1 percent.

Net Interest Income / Net Interest Margin
-----------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin was 3.92 percent for the quarter ended March 31, 2003, a decrease from 4.13 percent for the same quarter last year. Average first quarter 2003 loan yields declined by 93 basis points over first quarter 2002 yields and deposit yields declined 88 basis points in the same time period. Average first quarter 2003 securities yields declined by 58 basis points over the first quarter of 2002, and borrowed funds yields declined 21 basis points. The decline in yields on borrowed funds was lower because approximately half of the borrowed funds have longer-term maturities while the other half are tied to the federal funds rate, which only declined 50 basis points from the first quarter of 2002. Securities, which tend to have lower yields than loans, also comprised a larger percentage of total earning assets during the first quarter of 2003 (20.5 percent) compared to the first quarter of 2002 (18.4 percent).

Net interest income after the provision for loan losses was $4.31 million for the three months ended March 31, 2003 compared to $4.35 million for the same period in 2002, a decrease of 0.8 percent. The decrease results entirely from an increase in the provision for loan losses, which was $405,000 for the first quarter of 2003 compared to $276,000 for the first quarter of 2002. Net interest income before the provision for loan losses increased $93,000, or 2.0 percent during the first quarter of 2003 compared to the first quarter of 2002. Total interest income decreased by $486,000, or 6.5 percent, for the first quarter of 2003 compared to the first quarter of 2002. This decrease was the result of a decrease in the average tax-equivalent yield on earning assets to 5.8 percent compared to 6.6 percent for the first quarter of 2002. This decrease reflects loans repricing downward coupled with securities comprising a larger percentage of earning assets. At March 31, 2003, the prime rate was 4.25 percent, compared to 4.75 percent at March 31, 2002, which is why loans repriced at a lower rate. The decline in yields on earning assets was more than offset by the decline in interest expense. Interest expense decreased by $579,000 for the first quarter of 2003 compared to the first quarter of 2002. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities to 2.2 percent during the first quarter of 2003 from 2.9 percent for the same quarter in 2002.

Also contributing to the growth in net interest income was an increase in the volume of loans. The average balance of loans grew to $396.0 million during the first quarter of 2003 compared to $373.4 million for the same period in 2002, an increase of $22.6 million, or 6.1 percent. The average balance of investment securities also increased to $104.7 million in the first quarter of 2003 compared to $86.4 million in the first quarter of 2002. Average interest bearing liabilities increased $32.4 million, or 8.2 percent, in the first quarter of 2003 compared to first quarter 2002.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income increased $269,000 for the three months ended March 31, 2003 compared to the same period in 2002. Unrealized securities gains and losses are comprised entirely of net unrealized gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' Deferred Compensation Plan. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend or interest income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee expense, and conversely, any net realized or unrealized gain combined with interest and dividends earned on the securities in the trust are directly offset by an increase to directors' fee expense. These offsets are included in the line item identified on page 4 of the consolidated condensed financial statements as "Depreciation on directors' deferred compensation plan." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year noninterest income can be made if the rabbi trust realized and unrealized gains and losses are removed. Omitting the realized and unrealized losses on rabbi trust securities in the amount of $30,000 and $13,000 from 2003 and 2002, respectively, noninterest income increased $286,000 or 20.0 percent during the first quarter of 2003 compared to the first quarter of 2002.

This growth mainly occurred in two areas. First, the Bank sells substantially all fixed rate residential mortgage loans it originates on the secondary market. Gains on these sales increased $145,000 during the first quarter of 2003 compared to 2002, or 66.2 percent, primarily because the Company expanded its marketing and loan origination efforts to take advantage of the opportunity created by decreases in interest rates which have prompted customers to refinance their home mortgages. Management does not believe this same rate of growth in gains on the sale of real estate loans will occur for the remainder of 2003 due to the likelihood of changing market conditions. Second, income from fiduciary activities (trust and asset management) increased $56,000 or 25.8 percent primarily due to increased assets under management.

Total other noninterest expense increased $195,000 during the first quarter of 2003 compared to the same period in 2002. As previously discussed, the net unrealized losses on trading securities in the rabbi trust directly decreased director fee expense in 2003 and 2002. Omitting the Depreciation in Directors' Deferred Compensation Plan of $(19,000) in 2003 and $0 in 2002 (which equal the net of interest and dividends earned on the rabbi trust and the realized and unrealized losses on the securities in the trust), other noninterest expense increased $214,000 or 6.1 percent. Salaries and employee benefits increased $135,000 or 6.4 percent primarily due to annual raises, an increase in average full time equivalent employees and increases in commissions to mortgage lenders. Occupancy expense increased $43,000, or 7.2 percent, primarily due to having one additional branch in Hendricks County plus increased costs on a new branch located in Monroe County which was opened mid-February 2002. Other operating expense increased $77,000, or 10.1 percent primarily because loan collection expense increased.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at March 31, 2003 increased 3.8 percent, or $20.1 million compared to December 31, 2002. As mentioned before, deposit growth exceeded loan growth during the first quarter of 2003. At March 31, 2003, total loans grew by $10.5 million, or 2.7 percent over December 31, 2002 balances. Deposits grew by $20.1 million, or 5.0 percent during first three months of 2003, and borrowings (federal funds purchased, repurchase agreements and FHLB advances) decreased $1.4 million.

Capital
-------
Shareholders' equity increased $721,000 at March 31, 2003 compared to December 31, 2002. This increase was a result of year-to-date net income of $1.5 million, dividends paid of $732,000 and other comprehensive loss, consisting solely of the change (decrease) in net unrecognized gains in the Company's available-for-sale securities portfolio of $99,000.

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2003 and December 31, 2002, the Company and the Bank are categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2003 that management believes have changed the Company's or Bank's classification

        The actual and required capital amounts and ratios are as follows:

                                                                          Required for Adequate       To Be Well
                                                           Actual               Capital(1)           Capitalized(1)
                                                  ----------------------------------------------------------------------
                                                     Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                  ----------------------------------------------------------------------
           As of March 31, 2003
           Total capital(1)(to risk-weighted
              assets)
               Consolidated                         $    49,073    13.0%    $   30,235     8.0%           N/A    N/A
               Bank                                      48,853    13.0         29,994     8.0    $    37,493    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated                              44,393    11.8         15,117     4.0            N/A    N/A
               Bank                                      44,173    11.8         14,997     4.0         22,496     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated                              44,393     8.2         21,656     4.0            N/A    N/A
               Bank                                      44,173     8.2         21,536     4.0         26,921     5.0

           As of December 31, 2002
           Total capital(1)(to risk-weighted
              assets)
               Consolidated                         $    48,145    13.0%    $   29,681     8.0%           N/A    N/A
               Bank                                      47,871    13.0         29,443     8.0    $    36,804    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated                              43,571    11.7         14,841     4.0            N/A    N/A
               Bank                                      43,297    11.8         14,722     4.0         22,082     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated                              43,571     8.1         21,280     4.0            N/A    N/A
               Bank                                      43,297     8.1         21,395     4.0         26,743     5.0
          (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2003, the Bank had $20.7 million of loans internally classified compared to $21.4 million at December 31, 2002. The allowance for loan losses was $4.7 million, or 1.18 percent of portfolio loans (excluding loans held for sale) at March 31, 2003 compared to $4.6 million, or 1.19 percent, of portfolio loans at December 31, 2002. A portion of classified loans are non-accrual loans. The Bank had non-accrual loans totaling $7.6 million at March 31, 2003 compared to $3.6 million at December 31, 2002. The increase in nonaccrual loans primarily resulted from the addition of $3.0 million of loans to one borrower and his related entity. At March 31, 2003, the Bank had $1.9 million of loans 90 days or more past due but still accruing, compared to $1.7 million at December 31, 2002.

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

Management believes that the Company has adequate liquidity for its short and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company by retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLBI). FHLBI advances were $42.5 million at March 31, 2003 compared to $35.0 million at December 31, 2002. At March 31, 2003, the Bank had excess borrowing capacity at the FHLBI of $2.5 million as limited by the Company's Board resolution in effect at that date. If the Company's borrowing capacity were not limited by the Board resolution, the Company would have excess borrowing capacity of $47.2 million based on collateral. Additional advances were obtained in the first quarter of 2003 to arbitrage five- year fixed rate loan growth. Management's primary focus is on increasing deposits to fund future growth, however, the Board increased the Company's FHLBI advances limit to $57 million in April 2003.

The main source used to meet parent company cash requirements continued to be dividends from its subsidiary, the Bank. During the first three months of 2003, dividends totaling $690,000 were declared and paid to the parent company by the bank subsidiary. At March 31, 2003, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $6.7 million compared to $5.8 million at December 31, 2002. As discussed in the Company's 2002 Form 10-K, the Company's subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the parent company.

The following discussion relates to the Consolidated Condensed Statements of Cash Flows (page 6). During the first three months of 2003, $5.1 million of cash was provided by operating activities, compared to $9.2 million during the same period in 2002. During the first three months of 2003, $14.9 million was used by investing activities, compared to $11.8 million for the first three months of 2002. The primary use of funds in this category during 2003 and 2002 was the net increase in loans, which totaled $13.1 million during the first three months of 2003 compared to $10.9 million during the same period in 2002. During the first three months of 2003, $18.0 million of cash was provided by financing activities, primarily from growth in noninterest-bearing demand, interest-bearing demand and savings deposits, compared to $6.3 million provided during the first three months of 2002. Overall, net cash and cash equivalents increased $8.2 million during the first three months of 2003 compared to increasing $3.7 million during the same period in 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Market risk of the Company encompasses exposure to both liquidity risk and interest rate risk and is reviewed on an ongoing basis by management and quarterly by the Asset/Liability Committee ("ALCO") and the Board of Directors. Liquidity was addressed as part of the discussion entitled "Liquidity."

The Company's interest sensitivity position at March 31, 2003 remained adequate to meet the Company's primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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


Net portfolio value is the market value of the equity and is equal to the net present value of the cash flows derived from its assets minus the net present value of the cash flows associated with its liabilities. This particular analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 1 percent to 3 percent (100 to 300 basis point) increase or decrease in interest rates. The Company's Board of Directors adopted an interest rate risk policy which established a 10 percent maximum increase or decrease in the NPV in the event of a sudden and sustained 2 percent (200 basis point) increase or decrease in interest rates.

The following table represents the Bank's projected change in NPV for the various rate change (rate shock) levels as of March 31, 2003:

                      Net Portfolio Value at March 31, 2003
                     --------------------------------------


       Change in Interest Rate    Dollar Amount   $ Change in     % Change
           (basis points)        (in thousands)       NPV          in NPV
           --------------        --------------       ---          ------
                +300                $ 59,923        $ 3,785         6.74%
                +200                  58,805          2,667         4.75
                +100                  57,568          1,430         2.55
                   0                  56,138            ---          ---
                -100                  54,338         (1,800)       (3.21)
                -200                  59,151          3,013         5.37

The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2002:

                    Net Portfolio Value at December 31, 2002
                    ----------------------------------------

       Change in Interest Rate    Dollar Amount   $ Change in     % Change
           (basis points)        (in thousands)       NPV          in NPV
           --------------        --------------       ---          ------
                +300                 $ 61,609       $ 2,342         3.95%
                +200                   60,980         1,713         2.89
                +100                   60,259           993         1.68
                   0                   59,267           ---          ---
                -100                   58,012        (1,254)       (2.12)
                -200                   61,848         2,581         4.36

Management believes a 200 basis point (two percent) decrease in rates is highly unlikely. Management also believes an increase in rates is more probable; therefore, we will focus our discussion on the effects of a 100 basis point (one percent) decrease in rates and an increase of 300 basis points (three percent).

The March 31, 2003 table above indicates that the Bank's estimated NPV would be expected to increase by 6.74 percent in the event of a sudden and sustained 300 basis point (bp) increase in interest rates. The increase in the Bank's NPV under this rate shock scenario is the result of the model's projected change in asset and liability values. Specifically, the model projects the NPV of the Bank's assets to decline by $17.6 million as a result of the fact that a majority of the Bank's assets do not immediately reprice. However, the decline in asset values is more than offset by a $21.4 million dollar decline in the NPV of the cash flow associated with the Bank's liabilities. The decline in NPV of the Bank's liabilities (which has a positive impact on the Bank's overall NPV) is caused by the fact that the change in the rate paid on the Bank's liabilities is projected to lag any upward interest rate change. The changes projected to the NPV of the Bank's assets and liabilities combine to yield a $3.8 million (6.74 percent) change in the net present value of the Bank. In the event of a sudden and sustained 100 bp decrease in prevailing interest rates, the Bank's estimated NPV would be expected to decrease 3.21 percent. The primary reason for this decrease relates to the current low level of interest rates. While assets can continue to reprice downward by the 100 basis points (bps) assumed in this scenario, many of the Bank's liabilities (e.g. NOW, savings and certain money market checking and savings accounts) no longer have the ability to reprice downward by 100 bps. The Bank's liability sensitivity is greatly reduced by the fact that these interest sensitive deposit products are approaching their absolute floor rates (0.0 percent). Floors on one-to-four family residential mortgages come into play when rates decrease 200 bps, which causes NPV to begin to increase again. The direction of the change in NPV did not vary between March 31, 2003 and December 31, 2002, however, the magnitude of the changes increased, primarily as the result of two factors. First, the Bank's earning assets increased by $20.3 million, or 4.2 percent, during the three-month period. Importantly, much of the growth was focused in categories that extremely rate sensitive (e.g., Federal Funds sold). Second, assets that reprice within one year increased by $27.7 million during the past three months while liabilities that repriced during the next twelve months increased by only $60,000. These balance sheet changes yield improved results in the event of rising rates and a lower NPV in the case of a 100 bps rate drop. As of March 31, 2003, the Company's estimated changes in NPV at all levels of interest rate changes were within the approved guidelines established by the Board of Directors.

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


Item 4.  Controls and Procedures.
---------------------------------

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

Part II - Other Information
---------------------------

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  None.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------
                  None.

Item 5.           Other Information.
-------           ------------------
                  None.

Item 6a.          Exhibits.
--------          ---------

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

99 (i)            Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

99 (ii)           Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6b.          Reports filed on Form 8-K.
--------          --------------------------
                  Monroe Bancorp filed an 8-K on January 21, 2003 to report a press release of 2002 earnings and a summary of fourth quarter 2002 and calendar year 2002 financial information issued January 21, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MONROE BANCORP

         Date: May 14, 2003                  By: /s/ Mark D. Bradford
               ------------                      -------------------------------
                                                 Mark D. Bradford, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

         Date: May 14, 2003                  By: /s/ Gordon M. Dyott
               ------------                      -------------------------------
                                                 Gordon M. Dyott, Exec. Vice
                                                 President, Chief Financial
                                                 Officer (Principal Financial
                                                 Officer)

 Certification for Quarterly Report on Form 10-Q by Principal Executive Officer
 ------------------------------------------------------------------------------

I, Mark D. Bradford, President and Chief Executive Officer, certify that:

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

Date: May 14, 2003
                                          /s/ Mark D. Bradford
                                          --------------------
                                          Mark D. Bradford
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

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

Date: May 14, 2003
                                       /s/  Gordon M. Dyott
                                       --------------------
                                       Gordon M. Dyott
                                       Executive Vice President, Chief Financial
                                       Officer, (Principal Financial Officer)

                                  Exhibit Index
                                  -------------


Exhibit No:       Description of Exhibit:

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

99 (i)            Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99 (ii)           Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.