Form 10-Q
period 2003-06-30
MONROE BANCORP
filed 2003-08-14
CIK 745456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).
Yes [ ] No [X]

Outstanding Shares of Common Stock on June 30, 2003:  6,150,240
                                                      ---------

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        --------


Part I. Financial Information:

    Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets.......................  3

               Consolidated Condensed Statements of Income - Six Months....  4

               Consolidated Condensed Statements of Income - Three Months..  5

               Consolidated Condensed Statement of Shareholders' Equity....  6

               Consolidated Condensed Statements of Cash Flows.............  7

               Notes to Consolidated Condensed Financial Statements........  8

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 12

Forward Looking Statements................................................. 22

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.... 22

    Item 4.  Controls and Procedures....................................... 24

Part II.  Other Information:

    Item 1.  Legal Proceedings............................................. 26

    Item 2.  Changes In Securities......................................... 26

    Item 3.  Defaults Upon Senior Securities............................... 26

    Item 4.  Submission of Matters to a Vote of Security Holders........... 26

    Item 5.  Other Information............................................. 26

    Item 6a. Exhibits...................................................... 26

    Item 6b. Reports Filed on Form 8-K..................................... 27

Signatures................................................................. 29

Exhibit Index.............................................................. 29

Part I.- Financial Information

Item 1...Financial Statements
-------  ---------------------


                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                       June 30,    December 31,
                                                                         2003          2002
                                                                      (Unaudited)
                                                                      ------------------------
Assets
     Cash and due from banks ....................................     $  18,565      $  20,526
       Federal funds sold .......................................        18,200             --
                                                                      ------------------------
            Cash and cash equivalents ...........................        36,765         20,526
     Trading securities .........................................         3,086          2,817
     Investment securities
         Available for sale .....................................        55,190         43,033
         Held to maturity .......................................        48,297         57,929
                                                                      ------------------------
              Total investment securities .......................       103,487        100,962
       Loans held for sale ......................................         8,131          7,417
     Loans, net of allowance for loan losses of $5,878 and $4,574       400,181        379,324
     Premises and equipment .....................................        11,661         11,793
     Federal Home Loan Bank of Indianapolis stock, at cost ......         2,274          1,882
     Interest receivable and other assets .......................         8,341          8,596
                                                                      ------------------------

         Total assets ...........................................     $ 573,926      $ 533,317
                                                                      ========================

Liabilities
     Deposits
         Noninterest-bearing ....................................     $  60,465      $  60,476
         Interest-bearing .......................................       369,871        338,091
                                                                      ------------------------
              Total deposits ....................................       430,336        398,567
     Borrowings .................................................        94,212         85,240
     Interest payable and other liabilities .....................         4,620          5,247
                                                                      ------------------------
         Total liabilities ......................................       529,168        489,054
                                                                      ------------------------

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
         Authorized - 18,000,000 shares
               Issued and outstanding - 6,150,240 shares ........           137            137
     Additional paid-in capital .................................         3,377          3,368
     Retained earnings ..........................................        40,964         40,619
     Accumulated other comprehensive income .....................           816            675
     Unearned ESOT shares .......................................          (536)          (536)
                                                                      ------------------------
            Total shareholders' equity ..........................        44,758         44,263
                                                                      ------------------------
         Total liabilities and shareholders' equity .............     $ 573,926      $ 533,317
                                                                      ========================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       Six Months Ended
                                                                           June 30,
                                                                     ---------------------
                                                                        2003        2002
                                                                     ---------------------
Interest Income
     Loans, including fees .....................................     $ 11,816     $ 12,543
       Trading securities ......................................           27           33
     Investment securities
         Taxable ...............................................        1,726        1,816
         Tax exempt ............................................          452          550
       Federal funds sold ......................................           50           58
                                                                     ---------------------
         Total interest income .................................       14,071       15,000
                                                                     ---------------------

Interest Expense
     Deposits ..................................................        3,492        4,586
     Short-term borrowings .....................................          156          216
     Other borrowings ..........................................          944          924
                                                                     ---------------------
         Total interest expense ................................        4,592        5,726
                                                                     ---------------------

Net Interest Income ............................................        9,479        9,274
     Provision for loan losses .................................        3,110          552
                                                                     ---------------------
Net Interest Income After Provision for Loan Losses ............        6,369        8,722
                                                                     ---------------------

Other Income
     Fiduciary activities ......................................          503          456
     Service charges on deposit accounts .......................        1,334        1,257
     Commission income .........................................          463          411
     Securities gains ..........................................          166           46
     Unrealized gains (losses) on trading securities ...........          191         (205)
     Net gains on loan sales ...................................          826          393
     Other operating income ....................................          518          386
                                                                     ---------------------
         Total other income ....................................        4,001        2,744
                                                                     ---------------------

Other Expenses
     Salaries and employee benefits ............................        4,701        4,216
     Net occupancy and equipment expenses ......................        1,205        1,195
     Advertising ...............................................          289          348
       Legal fees ..............................................          248           69
       Appreciation (depreciation) in directors' and executives'
            deferred compensation plans ........................          219         (178)
     Other operating expense ...................................        1,365        1,224
                                                                     ---------------------
         Total other expenses ..................................        8,027        6,874
                                                                     ---------------------

Income Before Income Tax .......................................        2,343        4,592
     Income tax expense ........................................          533        1,530
                                                                     ---------------------

Net Income .....................................................     $  1,810     $  3,062
                                                                     =====================

Basic earnings per share........................................     $    .30     $    .50
Diluted earnings per share......................................          .30          .50

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                      Three Months Ended
                                                                           June 30,
                                                                     --------------------
                                                                       2003        2002
                                                                     --------------------
Interest Income
     Loans, including fees .....................................     $ 5,961      $ 6,163
       Trading securities ......................................          14           17
     Investment securities
         Taxable ...............................................         825        1,011
         Tax exempt ............................................         218          271
       Federal funds sold ......................................          28           27
                                                                     --------------------
         Total interest income .................................       7,046        7,489
                                                                     --------------------

Interest Expense
     Deposits ..................................................       1,688        2,276
     Short-term borrowings .....................................          81           98
     Other borrowings ..........................................         518          468
                                                                     --------------------
         Total interest expense ................................       2,287        2,842
                                                                     --------------------

Net Interest Income ............................................       4,759        4,647
     Provision for loan losses .................................       2,705          276
                                                                     --------------------
Net Interest Income After Provision for Loan Losses ............       2,054        4,371
                                                                     --------------------

Other Income
     Fiduciary activities ......................................         230          239
     Service charges on deposit accounts .......................         700          662
     Commission income .........................................         277          203
     Securities gains ..........................................         171           46
     Unrealized gains (losses) on trading securities ...........         217         (192)
     Net gains on loan sales ...................................         462          174
     Other operating income ....................................         260          197
                                                                     --------------------
         Total other income ....................................       2,317        1,329
                                                                     --------------------

Other Expenses
     Salaries and employee benefits ............................       2,451        2,101
     Net occupancy and equipment expenses ......................         567          600
     Advertising ...............................................         162          181
        Legal fees .............................................         147           33
       Appreciation (depreciation) in directors' and executives'
            deferred compensation plans ........................         238         (178)
     Other operating expense ...................................         757          627
                                                                     --------------------
         Total other expenses ..................................       4,322        3,364
                                                                     --------------------

Income Before Income Tax .......................................          49        2,336
     Income tax expense/(benefit) ..............................        (213)         773
                                                                     --------------------

Net Income .....................................................     $   262      $ 1,563
                                                                     ====================

Basic earnings per share........................................     $   .04      $   .26
Diluted earnings per share......................................         .04          .26

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2003
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                   Unearned
                               Common Stock                                         Accumulated    Employee
                           ------------------- Additional                             Other         Stock
                              Shares            Paid In   Comprehensive Retained   Comprehensive  Ownership
                           Outstanding  Amount  Capital       Income    Earnings      Income     Trust Shares   Total
                           --------------------------------------------------------------------------------------------
Balances, January 1, 2003    6,150,240  $ 137   $ 3,368                  $40,619       $ 675       $ (536)     $44,263

Comprehensive Income:
    Net income for the
        period.................                              $ 1,810       1,810                                 1,810
    Unrealized gains on
        securities (net of tax
        expense)...............                                  141                     141                       141
ESOT shares earned.........                                                                                          9
                                     9
Cash dividend ($.24 per
    share).....................                                           (1,465)                               (1,465)

                           --------------------------------------------------------------------------------------------
Balances, June 30, 2003      6,150,240  $ 137   $ 3,377      $ 1,951     $40,964        $ 816      $ (536)     $44,758
                           ============================================================================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                              ----------------------
                                                                                2003          2002
                                                                              ----------------------
Operating Activities
     Net income .........................................................     $  1,810      $  3,062
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses ........................................        3,110           552
       Depreciation and amortization ....................................          460           438
          Deferred income tax ...........................................           73            39
       Investment securities amortization, net ..........................          245           128
       Available for sale securities gain ...............................         (170)          (46)
          Origination of loans held for sale ............................      (55,405)      (19,751)
          Proceeds from sale of loans held for sale .....................       55,517        26,832
       Gain on sale of loans held for sale ..............................         (826)         (393)
       ESOT compensation ................................................            9             3
       Net change in:
         Trading securities .............................................         (269)          137
         Interest receivable and other assets ...........................          109           473
         Interest payable and other liabilities .........................         (627)          (27)
                                                                              ----------------------
              Net cash provided by operating activities .................        4,036        11,447
                                                                              ----------------------

Investing Activities
     Purchases of securities available for sale .........................      (23,997)      (19,236)
     Proceeds from sales of securities available for sale ...............        7,494         3,281
     Proceeds from paydowns and maturities of securities
            available for sale ..........................................        4,568         1,399
     Purchases of securities held to maturity ...........................           --       (14,934)
     Proceeds from paydowns and maturities of securities held to maturity        9,549        15,708
       Purchase of FHLB stock ...........................................         (392)         (348)
     Net change in loans ................................................      (23,967)      (16,718)
     Purchases of premises and equipment ................................         (328)         (782)
                                                                              ----------------------
              Net cash used by investing activities .....................      (27,073)      (31,630)
                                                                              ----------------------

Financing Activities
     Net change in
       Noninterest-bearing, interest-bearing demand and savings deposits        35,244         9,832
       Certificates of deposit ..........................................       (3,475)       34,458
       Borrowings .......................................................       (1,279)      (18,309)
     Proceeds of Federal Home Loan Bank advances ........................       12,000         7,398
       Repayment of Federal Home Loan Bank advances .....................       (1,749)       (2,233)
       Cash dividends paid ..............................................       (1,465)       (1,464)
                                                                              ----------------------
              Net cash provided by financing activities .................       39,276        29,682
                                                                              ----------------------
Net Change in Cash and Cash Equivalents .................................       16,239         9,499
Cash and Cash Equivalents, Beginning of Period ..........................       20,526        17,276
                                                                              ----------------------

Cash and Cash Equivalents, End of Period ................................     $ 36,765      $ 26,775
                                                                              ======================

Supplemental cash flow disclosures
     Interest paid ......................................................     $  4,741      $  5,806
     Income tax paid ....................................................        1,485         1,500

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

The interim consolidated financial statements at June 30, 2003, and for the six months ended June 30, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                               Six months ended
                                               ---------------
                                       June 30, 2003    June 30, 2002
                                       -------------    -------------

Net income (in thousands) .........     $     1,810      $     3,062
                                        ===========      ===========

Weighted average shares outstanding       6,150,240        6,150,240
Average unearned ESOT shares ......         (45,089)         (50,461)
                                        -----------      -----------
   Shares used to compute basic
       earnings per share .........       6,105,151        6,099,779

Effect of dilutive securities
    Stock options .................           5,818            3,227
                                        -----------      -----------

   Shares used to compute diluted
        earnings per share ........       6,110,969        6,103,006
                                        ===========      ===========

Earnings per share basic...........     $       .30      $       .50
Earnings per share, diluted........             .30              .50

Options to purchase 105,000 shares at June 30, 2002 were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                            Three months ended
                                            ------------------
                                       June 30, 2003    June 30, 2002
                                       -------------    -------------

Net income (in thousands) .........     $       262      $     1,563
                                        ===========      ===========

Weighted average shares outstanding       6,150,240        6,150,240
Average unearned ESOT shares ......         (44,426)         (49,823)
                                        -----------      -----------
   Shares used to compute basic
       earnings per share .........       6,105,814        6,100,417

Effect of dilutive securities
    Stock options .................           5,998            8,762
                                        -----------      -----------

   Shares used to compute diluted
        earnings per share ........       6,111,812        6,109,179
                                        ===========      ===========

Earnings per share basic...........     $       .04      $       .26
Earnings per share, diluted........             .04              .26

Note 3: Stock Options
---------------------

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Table dollar amounts are in thousands except per share data.

                                                             Six Months Ended  Six Months Ended
                                                               June 30, 2003     June 30, 2002
                                                             ----------------------------------
     Net income, as reported ...............................     $   3,062        $   1,810
     Less:  Total stock-based employee compensation cost
        determined under the fair value based method, net of
        income taxes .......................................             3                8
                                                                 --------------------------

     Pro forma net income ..................................     $   1,807        $   3,054
                                                                 ==========================

     Earnings per share:
         Basic - as reported ...............................     $     .30        $     .50
         Basic - pro forma .................................           .30              .50
         Diluted - as reported .............................           .30              .50
         Diluted - pro forma ...............................           .30              .50

                                                            Three Months Ended Three Months Ended
                                                              June 30, 2003      June 30, 2002
                                                              -------------      -------------
     Net income, as reported................................     $  1,563         $     262
     Less:  Total stock-based employee compensation cost
        determined under the fair value based method, net of
        income taxes........................................            1                 4
                                                                 --------------------------

     Pro forma net income...................................     $  1,559         $     261
                                                                 ==========================

     Earnings per share:
         Basic - as reported................................     $    .04         $     .26
         Basic - pro forma..................................          .04               .26
         Diluted - as reported..............................          .04               .26
         Diluted - pro forma................................          .04               .26

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

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the second few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

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

Market Expansion
----------------
The Company now has three full service branch offices in eastern Hendricks County, which is adjacent to Marion County and Indianapolis, Indiana. These three branches are providing important balance sheet growth generating $47.5 million of loans at June 30, 2003, an increase of 44.2 percent over December 31, 2002, and $55.5 million of deposits, an increase of 63.5 percent over December 31, 2002. The Company expects the balance sheet growth taking place at its Hendricks County branches to continue as the result of the recent hiring of John
E. Christy as Regional President. We believe that Mr. Christy will provide leadership and expand the Bank's business development efforts within the Central Indiana market.

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

Non-GAAP Financial Measures
---------------------------
In January 2003, the United States Securities and Exchange Commission ("SEC") issued Regulation G, "Conditions for Use of Non-GAAP Financial Measures." A non-GAAP financial measure is a numerical measure of a company's historical or future performance, financial position, or cash flow that excludes (includes) amounts or adjustments that are included (excluded) in the most directly comparable measure calculated in accordance with generally accepted accounting principles ("GAAP"). Regulation G requires companies that present non-GAAP financial measures to disclose a numerical reconciliation to the most directly comparable measurement using GAAP as well as the reason why the non-GAAP measure is an important measure.

Management has used several non-GAAP financial measures throughout this quarterly report on Form 10-Q related to the special provision for loan losses (see chart below). We believe the non-GAAP disclosures of net income and various ratios before the special provision are useful to both investors and management because they provide insight into how the Company would have performed without this special provision. In the "Other Income / Other Expense" section of this document, we also report Other Income and Other Expense without the effect of gains and losses recognized on securities in a grantor trust (rabbi trust) which is also a non-GAAP financial measure. Reasons for this are further discussed in the "Other Income / Other Expense" section of this document.

Results of Operations
---------------------

The following table presents information to assist in analyzing the Company's income before and after the $2.3 million special provision for loan losses which was taken during the second quarter of 2003. Table dollar amounts are in thousands, except for per share data.

                            Income Statement With and Without Special $2.3 Million Provision

                                                                Three Months Ended                  Six Months Ended
                                                                   June 30, 2003                      June 30, 2003
                                                         --------------------------------   ----------------------------------
                                                          Without    Impact       With       Without     Impact        With
                                                          Special      of        Special     Special       of         Special
                                                         Provision  Provision   Provision   Provision   Provision    Provision
                                                         ---------  ---------   ---------   ---------   ---------    ---------
Interest income ........................................  $ 7,046         --     $ 7,046     $14,071          --      $14,071
Interest expense .......................................    2,287         --       2,287       4,592          --        4,592
                                                         ---------  ---------   ---------   ---------   ---------    ---------
     Net interest income ...............................    4,759         --       4,759       9,479          --        9,479
Provision for loan losses ..............................      405    $ 2,300       2,705         810     $ 2,300        3,110
                                                         ---------  ---------   ---------   ---------   ---------    ---------
     Net interest income after provision for loan losses    4,354     (2,300)      2,054       8,669      (2,300)       6,369

Total other income .....................................    2,317         --       2,317       4,001          --        4,001
Total other expense ....................................    4,322         --       4,322       8,027          --        8,027
                                                         ---------  ---------   ---------   ---------   ---------    ---------
     Income before income tax ..........................    2,349     (2,300)         49       4,643      (2,300)       2,343
Income tax expense (benefit) ...........................      698       (911)       (213)      1,444        (911)         533
                                                         ---------  ---------   ---------   ---------   ---------    ---------
          Net income ...................................  $ 1,651    $(1,389)    $   262     $ 3,199     $(1,389)     $ 1,810
                                                         =========  =========   =========   =========   =========    =========

Basic earnings per share ...............................  $  0.27    $ (0.23)    $  0.04     $  0.52     $ (0.23)     $  0.30
Diluted earnings per share .............................  $  0.27    $ (0.23)    $  0.04     $  0.52     $ (0.23)     $  0.30
Return on average equity ...............................    14.73%    (12.39%)      2.34%      14.37%      (6.24%)       8.13%
Return on average assets ...............................     1.18%      (.99%)      0.19%       1.17%      (0.51%)       0.66%

Overview
--------
Net income for the second quarter 2003 was $262,000, an 83.2 percent decrease over the same quarter last year. The decline in earnings resulted from a special provision to the reserve for loan losses in the amount of $2.3 million. This special provision reduced second quarter after tax net income by $1.4 million. The special provision is directly related to an analysis of the collateral values and many other factors related to loans outstanding to a certain real estate developer, who recently filed bankruptcy, and to parties affiliated with the developer. Consequently, diluted earnings per share for the second quarter of 2003 were $0.04 compared to $0.26 for the second quarter of 2002. Before the special provision, the Company's 2003 second quarter net income was $1.7 million, a 5.6 percent increase over second quarter 2002, and diluted earnings per share were $0.27.

Net income was $1.8 million and $3.1 million for the six-month periods ended June 30, 2003 and 2002, respectively, a decrease of $1.3 million or 40.1 percent. Before the special provision, 2003 year to date net income was $3.2 million, an increase of 4.5 percent over 2002, and diluted earnings per share were $0.52 compared to $0.50 for the same period in 2002.

Annualized return on average equity (ROE) for the second quarter of 2003 decreased to 2.34 percent compared to 14.91 percent for second quarter of 2002. The annualized return on average assets (ROA) was 0.19 percent for the second quarter of 2003 compared with 1.21 percent for the same period in 2002. Before the special provision, second quarter ROE was 14.73 percent and ROA was 1.18 percent. For the six-month periods ended June 30, 2003, and 2002, annualized ROE was 8.13 percent and 14.84 percent, respectively, while annualized ROA was .66 percent and 1.21 percent, respectively. Before the special provision, annualized year to date 2003 ROE was 14.37 percent and ROA was 1.17 percent.

The growth in net income, excluding the special provision for loan losses, shown between the second quarter of 2003, and the same period in 2002 can be primarily attributed to growth in mortgage loan sales, gains on securities sold and an increase in commission (platform investment sales and brokerage) income.

Year to date 2003 dividends paid were $0.24 per share, unchanged from the same period of 2002. At June 30, 2003 the dividend yield was 3.55 percent compared to
3.48 percent at June 30, 2002. The increase in yield occurred due to a decrease in the market value of the stock. At June 30, 2003, the closing market price of Monroe Bancorp stock was $13.51 per share compared to $13.78 per share at June 30, 2002.


Net Interest Income / Net Interest Margin
-----------------------------------------

The tables on the following two pages present information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. Interest income presented in the table has been adjusted to a tax equivalent basis assuming a 40 percent tax rate (tax savings) for the period after securities were transferred to the Delaware subsidiary in 2002 and 34 percent tax rate (tax savings) for all other periods. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. The discussion which follows the tables is based on GAAP interest income figures and yields.

                                                                              Average Balance Sheets and Interest Rates
                                                               ---------------------------------------------------------------------
                                                               Three Months Ended June 30, 2003    Three Months Ended June 30, 2002
                                                               ---------------------------------   ---------------------------------
                                                               Average              Average Rate   Average              Average Rate
                           ASSETS                              Balance    Interest  (annualized)   Balance    Interest  (annualized)
                                                               -------    --------  ------------   -------    --------  ------------
Interest earning assets
     Securities
          Taxable .........................................   $  82,016  $     864      4.22%     $  71,602  $   1,049      5.88%
          Tax-exempt (1) ..................................      23,377        362      6.21%        26,735        445      6.68%
                                                              ---------  ---------                ---------  ---------
               Total securities ...........................     105,392      1,225      4.66%        98,337      1,494      6.09%

     Loans (2) ............................................     411,925      5,966      5.81%       375,757      6,169      6.59%
     Time deposits with banks .............................          38         --      0.00%            43         --      0.00%
     FHLB Stock ...........................................       2,209         27      4.90%         1,882         29      6.18%
     Federal funds sold ...................................       9,211         27      1.18%         6,437         27      1.68%
                                                              ---------  ---------                ---------  ---------
                 Total interest earning assets ............     528,775      7,245      5.50%       482,456      7,719      6.42%
                                                              ---------  ---------                ---------  ---------

Noninterest earning assets
    Allowance for loan losses .............................      (5,727)                             (4,240)
     Premises and equipment & other assets ................      19,774                              19,903
     Cash and due from banks ..............................      19,023                              16,702
                                                              ---------                           ---------
               Total assets ...............................   $ 561,845                           $ 514,821
                                                              =========                           =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................   $ 358,045      1,687      1.89%     $ 331,866      2,276      2.75%
     Borrowed funds .......................................      88,715        600      2.71%        77,575        566      2.93%
                                                              ---------  ---------                ---------  ---------
          Total interest-bearing liabilities ..............     446,760      2,287      2.05%       409,441      2,842      2.78%
                                                              ---------  ---------                ---------  ---------

Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................      65,070                              57,681
     Other liabilities ....................................       5,039                               5,651
     Shareholders' equity .................................      44,976                              42,048
                                                              ---------                           ---------
                 Total liabilities and shareholders' equity   $ 561,845                           $ 514,821
                                                              =========                           =========

Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin .......................              $   4,958      3.44%                $   4,877      3.63%
                                                                         =========                           =========
     T/E net interest margin as a percent of
          total average earning assets ....................                             3.76%                               4.05%
Tax equivalent adjustment (3) .............................              $     199                           $     230

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40% for the period after investments were transferred to the Delaware subisdiary (April 2002)
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(3) Interest income adjustment to convert tax-exempt investment securities interest to fully tax equivalent basis using a marginal rate of 40% after securities were transferred to the Delaware subsidiary and 34% before they were transferred

                                                                             Average Balance Sheets and Interest Rates
                                                               ---------------------------------------------------------------------
                                                                 Six Months Ended June 30, 2003      Six Months Ended June 30, 2002
                                                               ---------------------------------   ---------------------------------
                                                               Average              Average Rate   Average              Average Rate
                           ASSETS                              Balance    Interest  (annualized)   Balance    Interest  (annualized)
                                                               -------    --------  ------------   -------    --------  ------------
Interest earning assets
     Securities
          Taxable .........................................   $  80,874  $   1,808      4.51%     $  65,207  $   1,843      5.70%
          Tax-exempt (1) ..................................      24,150        753      6.28%        27,171        868      6.44%
                                                              ---------  ---------                ---------  ---------
               Total securities ...........................     105,023      2,561      4.92%        92,378      2,711      5.92%

     Loans (2) ............................................     404,014     11,820      5.90%       374,580     12,551      6.76%
     Time deposits with banks .............................          45          0      0.73%            50         --      0.00%
     FHLB Stock ...........................................       2,063         52      5.12%         1,859         56      6.07%
     Federal funds sold ...................................       8,340         50      1.20%         7,107         58      1.65%
                                                              ---------  ---------                ---------  ---------
                 Total interest earning assets ............     519,485     14,483      5.62%       475,974     15,376      6.51%
                                                              ---------  ---------                ---------  ---------

Noninterest earning assets
    Allowance for loan losses .............................      (5,203)                             (4,256)
     Premises and equipment & other assets ................      19,662                              20,071
     Cash and due from banks ..............................      17,729                              16,961
                                                              ---------                           ---------
               Total assets ...............................   $ 551,674                           $ 508,750
                                                              =========                           =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................   $ 356,655      3,492      1.97%     $ 325,115      4,572      2.84%
     Borrowed funds .......................................      81,699      1,100      2.72%        78,356      1,154      2.97%
                                                              ---------  ---------                ---------  ---------
          Total interest-bearing liabilities ..............     438,354      4,592      2.11%       403,471      5,726      2.86%
                                                              ---------  ---------                ---------  ---------

Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................      63,081                              57,733
     Other liabilities ....................................       5,343                               5,927
     Shareholders' equity .................................      44,896                              41,619
                                                              ---------                           ---------
                 Total liabilities and shareholders' equity   $ 551,674                           $ 508,750


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin .......................              $   9,891      3.51%                $   9,650      3.65%
                                                                         =========                           =========
     T/E net interest margin as a percent of
          total average earning assets ....................                             3.84%                               4.09%
Tax equivalent adjustment (3) .............................              $     412                           $     376

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40% for the period after investments were transferred to the Delaware subisdiary (April 2002)
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(3) Interest income adjustment to convert tax-exempt investment securities interest to fully tax equivalent basis using a marginal rate of 40% after securities were transferred to the Delaware subsidiary and 34% before they were transferred

-----------------------------------------------------

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin was 3.6 percent for the quarter ended June 30, 2003, a decrease from 3.9 percent for the same quarter last year. Average second quarter 2003 loan yields declined by 78 basis points (0.78 percent) over second quarter 2002 yields and deposit yields declined 86 basis points in the same time period. Average second quarter 2003 securities yields declined by 126 basis points over the second quarter of 2002, and borrowed funds yields declined 22 basis points. The decline in yields on borrowed funds was lower because approximately half of the borrowed funds have longer-term maturities while the other half are tied to the federal funds rate, which declined 75 basis points from the second quarter of 2002.

Net interest income after the provision for loan losses was $2.1 million for the three months ended June 30, 2003 compared to $4.4 million for the same period in 2002, a decrease of 53.0 percent. As previously mentioned and as discussed further in the section titled "Classification of Assets, Allowance for Loan Losses and Nonperforming Loans," the decrease results entirely from the increase in the provision for loan losses, which was $2.7 million for the second quarter of 2003 compared to $276,000 for the second quarter of 2002. Net interest income before the provision for loan losses increased $112,000, or 2.4 percent during the second quarter of 2003 compared to the second quarter of 2002.

Total interest income decreased by $443,000, or 5.9 percent, for the second quarter of 2003 compared to the second quarter of 2002. This decrease was the result of a decrease in the average yield on earning assets to 5.3 percent compared to 6.2 percent for the second quarter of 2002. This decrease reflects loans repricing downward and higher yielding securities maturing and being replaced by lower yielding securities. The decline also reflects more loans being on nonaccrual status during the second quarter of 2003. Average nonaccrual loans totaled $8.2 million during the second quarter of 2003 compared to $1.5 million during the second quarter of 2002. At June 30, 2003, the prime rate was
4.0 percent, compared to 4.75 percent at June 30, 2002, which contributed to the declining yield on loans indexed to prime. The decline in yields on earning assets was more than offset by the decline in interest expense, which contributed to the growth in net interest income. Interest expense decreased by $555,000, or 19.5 percent, for the second quarter of 2003 compared to the second quarter of 2002. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities to 2.1 percent during the second quarter of 2003 from 2.8 percent for the same quarter in 2002. Also contributing to the growth in net interest income was an increase in the volume of loans. The average balance of loans grew to $411.9 million during the second quarter of 2003 compared to $375.8 million for the same period in 2002, an increase of $36.2 million or 9.6 percent. The average balance of investment securities also increased to $105.4 million in the second quarter of 2003 compared to $98.3 million in the second quarter of 2002. Average interest bearing liabilities increased $37.3 million, or 9.1 percent, in the second quarter of 2003 compared to second quarter 2002.

For the six months ended June 30, 2003, net interest income after the provision for loan losses was $6.4 million compared to $8.7 million for the same period in 2002 a decrease of 27.0 percent. Once again, the decrease is a result of the increase in the provision for loan losses which was $3.1 million for the first six months of 2003 compared to $552,000 for the same period in 2002. Net interest income before the provision was $9.5 million for the first six months of 2003 compared to $9.3 million in 2002, an increase of $205,000 or 2.2 percent. The tax-equivalent net interest margin was 3.8 percent for the first six months of 2003 compared to 4.1 percent for the same period in 2002. The growth in average loans of 7.9 percent over this period of time more than offset the decrease in the margin to provide an overall increase in net interest income.

Other Income / Other Expense
----------------------------
Total other income increased $988,000 for the three months ended June 30, 2003 compared to the same period in 2002. The increase in other income includes unrealized securities gains and losses which are comprised entirely of net unrealized gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' Deferred Compensation Plan. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend or interest income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense, and conversely, any net realized or unrealized gain combined with interest and dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on pages 4 and 5 of the consolidated condensed financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year other income can be made if the rabbi trust realized and unrealized gains and losses are removed.

Omitting the realized and unrealized gains on rabbi trust securities in the amount of $217,000 in 2003 and losses in the amount of $192,000 in 2002, other income increased $579,000 or 38.1 percent during the second quarter of 2003 compared to the second quarter of 2002.

This growth mainly occurred in three areas. First, the Bank sells substantially all fixed rate residential mortgage loans it originates on the secondary market. Gains on these sales increased $288,000 during the second quarter of 2003 compared to 2002, or 165.5 percent, primarily because the Company expanded its marketing and loan origination efforts to take advantage of the opportunity created by decreases in interest rates which have prompted customers to refinance their home mortgages. Management does not believe this same rate of growth in gains on the sale of real estate loans will occur for the remainder of 2003 due to the likelihood of changing market conditions. Second, income from securities sales increased by $125,000, or 271.7 percent. Third, commission income (platform investment sales and full service brokerage) increased $74,000 or 36.5 percent primarily due to an increase in investment sales.

For the first six months of 2003, other income increased $1.3 million over the same period in 2002. Omitting the net realized losses of $5,000 and unrealized gains of $191,000 (from the rabbi trust) for 2003 and unrealized losses from the rabbi trust of $205,000 in 2002, other income increased $866,000 or 29.4 percent. Increases occurred primarily in the following areas: an increase in gains on mortgage sales of $433,000, or 110.2 percent, an increase in available for sale securities gains of $125,000, or 271.7 percent, and an increase in service charges on deposit accounts of $77,000, or 6.1 percent.

Total other expense increased $958,000 during the second quarter of 2003 compared to the same period in 2002. As previously discussed, the net unrealized gains on trading securities in the rabbi trust directly increased director fee expense in 2003 and net unrealized losses directly decreased director fee and deferred compensation expense in 2002. Omitting the appreciation in Directors' Deferred Compensation Plan of $238,000 in 2003 and the depreciation in the Plan of $178,000 in 2002 (which equals the net of interest and dividends earned on the rabbi trust and the realized and unrealized losses on the securities in the trust), other expense increased $542,000 or 15.3 percent. Salaries and employee benefits increased $350,000 or 16.7 percent primarily due to increases in commissions mainly to mortgage lenders ($200,000) and increases in health insurance expense ($126,000). Legal fees increased $114,000, or 345.5 percent, as a result of the loans made to the real estate developer, who recently filed bankruptcy, and to parties affiliated with the developer.

For the first six months of 2003, other expense increased $1.2 million over the same period in 2002. Omitting the effect of the 2003 rabbi trust unrealized net gains of $219,000 and 2002 unrealized losses of $178,000 on directors fees and deferred compensation, other expense increased $756,000, or 10.7 percent. Once again, increases occurred primarily in the areas of salaries and employee benefits primarily commission expense which increased $255,000 or 43.2 percent and health insurance expense which increased $118,000 or 56.4 percent, and legal fees which increased $179,000 or
259.4 percent over the first six months of 2002.

Financial Condition
-------------------

Assets and Liabilities
Total assets of the Company at June 30, 2003 increased 7.6 percent, or $40.6 million compared to December 31, 2002. Deposit growth exceeded loan growth during the first six months of 2003, and federal funds sold were $18.2 million at June 30, 2003, compared to none sold at December 31, 2002. At June 30, 2003, total loans (net of the allowance for loan losses) grew by $21.6 million, or 5.6 percent over December 31, 2002 balances. Deposits grew by $31.8 million, or 8.0 percent during the first six months of 2003, and borrowings (federal funds purchased, repurchase agreements, participation loans and FHLB advances) increased $9.0 million, or 10.5 percent.

Capital
-------
Shareholders' equity increased $495,000 at June 30, 2003 compared to December 31, 2002. This increase was a result of year-to-date net income of $1.8 million, dividends paid of $1.5 million and other comprehensive gains, consisting solely of the change (increase) in net unrecognized gains in the Company's available-for-sale securities portfolio of $141,000 and ESOP shares earned of $9,000.

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2003 and December 31, 2002, the Company and the Bank are categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2003 that management believes have changed the Company's or Bank's classification

The actual and required capital amounts and ratios are as follows:

                                                                          Required for Adequate       To Be Well
                                                           Actual               Capital (1)          Capitalized (1)
                                                  ----------------------------------------------------------------------
                                                     Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                  ----------------------------------------------------------------------
           As of June 30, 2003
           -------------------
           Total capital (1) (to risk-weighted
              assets)
               Consolidated                         $    48,836    12.5%    $   31,303     8.0%           N/A    N/A
               Bank                                      48,571    12.5         31,038     8.0    $    38,798    10.0%
           Tier I capital (1) (to risk-weighted
              assets)
               Consolidated                              43,932    11.2         15,651     4.0            N/A    N/A
               Bank                                      43,709    11.3         15,519     4.0         23,279     6.0
           Tier I capital (1) (to average
              assets)
               Consolidated                              43,932     7.8         22,474     4.0            N/A    N/A
               Bank                                      43,709     7.8         22,354     4.0         27,942     5.0

           As of December 31, 2002
           -----------------------
           Total capital (1) (to risk-weighted
              assets)
               Consolidated                         $    48,145    13.0%    $   29,681     8.0%           N/A    N/A
               Bank                                      47,871    13.0         29,443     8.0    $    36,804    10.0%
           Tier I capital (1) (to risk-weighted
              assets)
               Consolidated                              43,571    11.7         14,841     4.0            N/A    N/A
               Bank                                      43,297    11.8         14,722     4.0         22,082     6.0
           Tier I capital (1) (to average
              assets)
               Consolidated                              43,571     8.2         21,280     4.0            N/A    N/A
               Bank                                      43,297     8.2         21,395     4.0         26,743     5.0
           (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of June 30, 2003, the Bank had $17.8 million of loans internally classified compared to $21.4 million at December 31, 2002. The allowance for loan losses was $5.9 million, or 1.5 percent of portfolio loans (excluding loans held for sale) at June 30, 2003 compared to $4.6 million, or 1.2 percent, of portfolio loans at December 31, 2002. The increase in the reserve was a result of the $2.3 million special provision. A portion of classified loans are nonaccrual loans. The Bank had nonaccrual loans totaling $7.6 million at June 30, 2003 compared to $3.6 million at December 31, 2002. The amount of nonaccrual loans at June 30, 2003 was essentially unchanged from March 31, 2003. The increase in nonaccrual loans over year- end 2002 primarily resulted from the addition of several loans associated with the previously mentioned real estate developer who filed bankruptcy. At June 30, 2003, the Bank had $407,000 of loans 90 days or more past due but still accruing, compared to $588,000 at December 31, 2002.

During the second quarter of 2003, the Bank had net loan charge offs totaling $1.5 million compared to $340,000 charged off for the same period in 2002. Year to date, $1.8 million of net loans have been charged off compared to $536,000 for the same period in 2002. The increase was primarily caused by charge offs related to loans associated with the real estate developer who filed bankruptcy.

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

Management believes that the Company has adequate liquidity for its short and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company by retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLBI). FHLBI advances were $45.2 million at June 30, 2003 compared to $35.0 million at December 31, 2002. At June 30, 2003, the Company had excess borrowing capacity at the FHLBI of $11.8 million as limited by the Company's Board resolution in effect at that date. If the Company's borrowing capacity were not limited by the Board resolution, the Company would have excess borrowing capacity of $48.8 million based on collateral. Additional advances were obtained during the first six months of 2003 to match fund five-year fixed rate loan growth. Management's primary focus is on increasing deposits to fund future growth, however, the Board may increase its resolution limit if the Company needs additional liquidity.

The main source used to meet parent company cash requirements continued to be dividends from its subsidiary, the Bank. During the second quarter of 2003, dividends totaling $740,000 were declared and paid to the parent company by the bank subsidiary. At June 30, 2003, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $6.2 million compared to $5.8 million at December 31, 2002. As discussed in the Company's 2002 Form 10-K, the Company's subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Condensed Statements of Cash Flows on page 7 may not represent cash immediately available to the parent company.

The following discussion relates to the Consolidated Condensed Statements of Cash Flows (page 7). During the first six months of 2003, $4.0 million of cash was provided by operating activities, compared to $11.4 million during the same period in 2002. During the first six months of 2003, $27.1 million was used by investing activities, compared to $31.6 million for the first six months of 2002. The primary use of funds in this category during 2003 and 2002 was the net increase in loans, which totaled $24.0 million during the first six months of 2003 compared to $16.7 million during the same period in 2002. During the first six months of 2003, $39.3 million of cash was provided by financing activities, primarily from growth in noninterest-bearing demand, interest-bearing demand and savings deposits, compared to $29.7 million provided during the same period in 2002 with growth occurring primarily in certificates of deposit. Overall, net cash and cash equivalents increased $16.2 million during the first six months of 2003 compared to increasing $9.5 million during the same period in 2002.

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

The Company's interest sensitivity position at June 30, 2003 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table represents the Bank's projected change in NPV for the various rate change (rate shock) levels as of June 30, 2003:

                      Net Portfolio Value at June 30, 2003
                      ------------------------------------


       Change in Interest Rate   Dollar Amount   $ Change in    % Change
           (basis points)       (in thousands)       NPV         in NPV
           --------------       --------------       ---         ------
                +300               $ 62,127        $ 4,804        8.38%
                +200                 60,662          3,339        5.82
                +100                 59,072          1,749        3.05
                   0                 57,323             --          --
                -100                 55,160         (2,163)      (3.77)
                -200                 61,292          3,969        6.92


The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2002:

                    Net Portfolio Value at December 31, 2002
                    ----------------------------------------


       Change in Interest Rate   Dollar Amount   $ Change in    % Change
           (basis points)       (in thousands)       NPV         in NPV
           --------------       --------------       ---         ------
                +300               $ 61,609       $  2,342        3.95%
                +200                 60,980          1,713        2.89
                +100                 60,259            992        1.68
                   0                 59,267             --          --
                -100                 58,012         (1,255)      (2.12)
                -200                 61,848          2,581        4.36

Management believes a 200 basis point (two percent) decrease in rates is highly unlikely. Management also believes an increase in rates is more probable; therefore, we will focus our discussion on the effects of a 100 basis point (one percent) decrease in rates and an increase of 300 basis points (three percent).

The June 30, 2003 table above indicates that the Bank's estimated NPV would be expected to increase by 8.38 percent in the event of a sudden and sustained 300 basis point (bp) increase in interest rates. The increase in the Bank's NPV under this rate shock scenario is the result of the model's projected change in asset and liability values. Specifically, the model projects the NPV of the Bank's assets to decline by $18.7 million as a result of the fact that a majority of the Bank's assets do not immediately reprice. However, the decline in asset values is more than offset by a $23.5 million dollar decline in the NPV of the cash flow associated with the Bank's liabilities. The decline in NPV of the Bank's liabilities (which has a positive impact on the Bank's overall NPV) is caused by the fact that the change in the rates paid on the Bank's liabilities is projected to lag any upward interest rate change. The changes projected to the NPV of the Bank's assets and liabilities combine to yield a $4.8 million (8.38 percent) change in the net present value of the Bank.

In the event of a sudden and sustained 100 bp decrease in prevailing interest rates, the Bank's estimated NPV would be expected to decrease 3.77 percent. The primary reason for this decrease relates to the current low level of interest rates. While assets can continue to reprice downward by the 100 basis points
(bps) assumed in this scenario, many of the Bank's liabilities (e.g. NOW, savings and certain money market checking and savings accounts) no longer have the ability to reprice downward by 100 bps. The NPV impact related to the Bank's liability sensitivity is greatly reduced by the fact that these interest sensitive deposit products are approaching their absolute floor rates (0.0 percent). Floors on one-to-four family residential mortgages come into play when rates decrease 200 bps, which causes NPV to begin to increase again.

The direction of the change in NPV did not vary between June 30, 2003 and December 31, 2002, however, the magnitude of the changes increased, primarily as the result of two factors. First, the Bank's earning assets increased by $40.6 million, or 7.7 percent, during the six-month period. Importantly, much of the growth was focused in categories that are extremely rate sensitive (e.g., Federal Funds sold). Second, assets that reprice within one year increased by $43.7 million during the past six months while liabilities that repriced during the next twelve months increased by only $12.3 million. These balance sheet changes yield improved results in the event of rising rates and a lower NPV in the case of a 100 bps rate drop. As of June 30, 2003, the Company's estimated changes in NPV at all levels of interest rate changes were within the approved guidelines established by the Board of Directors.

Computations of prospective effects of hypothetical interest rate changes are based on a number of assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off rates, and should not be relied upon as indicative of actual results. These computations do not contemplate actions management may undertake in response to changes in interest rates. The NPV calculation is based on the net present value of discounted cash flows utilizing certain prepayment assumptions and market interest rates.

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


Item 4.  Controls and Procedures.
------   -----------------------

(a) Evaluation of Disclosure Controls and Procedures. Monroe Bancorp's principal executive officer and principal financial officer have concluded that the Monroe Bancorp's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective.

(b) Changes in Internal Controls. There have been no significant changes in Monroe Bancorp's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.


(c) Limitations on the Effectiveness of Controls. Monroe Bancorp's management, including its principal executive officer and principal financial officer, does not expect that Monroe Bancorp's disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there only can be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) CEO and CFO Certifications. Appearing as exhibits to this report there are Certifications of Monroe Bancorp's principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the
         Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Part II - Other Information
---------------------------

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  None.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------
                  At the April 24,2003 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders. Election of Directors - The following directors were elected: for a term of three years.

                                                        Vote Count
                                                 ------------------------
                  For a Term of  Three Years:      For           Withheld
                  ---------------------------      ---           --------
                  David D. Baer                  4,991,214         18,445
                  Dr. Bradford J. Bomba, Jr.     5,006,839          2,820
                  Timothy D. Ellis               5,006,939          2,720

                  For a Term of One Year:
                  -----------------------
                  Harry F. McNaught, Jr.         5,007,139          2,520

                  Selection of Independent Public Accountants - BKD, LLP, Indianapolis, Indiana: Votes For - 5,003,719 Votes Against - 3,420, Votes Abstained - 2,520, broker non-votes - none.


Item 5.           Other Information.
-------           ------------------
                  None.

Item 6a.          Exhibits.
--------          ---------

Exhibit No:       Description of Exhibit:
-----------       -----------------------

   3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

   3(ii) Monroe Bancorp Bylaws are incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(i) 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(ii) 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(iii) Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(iv) Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(v) Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

  10(vi) Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

  31(i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer

  31(ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer

  32(i)           Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

  32 (ii)         Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6b. Reports filed on Form 8-K.
         --------------------------
         Monroe Bancorp filed the following Forms 8-K:

         o Filed April 22, 2003 to report a press release of first quarter 2003 earnings and a summary of first quarter 2003 financial information issued April 22, 2003.
         o Filed May 20, 2003 to report a press release announcing a special loan loss provision issued May 20, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MONROE BANCORP

     Date: August 13, 2003           By: /s/ Mark D. Bradford
           ---------------               -------------------------------------
                                         Mark D. Bradford, President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

     Date: August 13, 2003           By: /s/ Gordon M. Dyott
           ---------------               --------------------------------------
                                         Gordon M. Dyott, Exec. Vice President,
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                  Exhibit Index


Exhibit No:       Description of Exhibit:
-----------       -----------------------

   3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

   3(ii) Monroe Bancorp Bylaws are incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(i) 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(ii) 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(iii) Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(iv) Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2000.

  10(v) Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

  10(vi) Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

  31(i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer

  31(ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer

  32(i)           Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

  32(ii)          Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.