Form 10-Q
period 2003-09-30
MONROE BANCORP
filed 2003-11-13
CIK 745456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    -----------

Commission File No.  0-31951
                     -------

                                 MONROE BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Indiana                                      35-1594017
  ----------------------------                ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                            210 East Kirkwood Avenue
                              Bloomington, IN 47408
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (812) 336-0201
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]         No [X]

Outstanding Shares of Common Stock on September 30, 2003:  6,139,540
                                                           ----------

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

                  Consolidated Condensed Statements of Income - Three Months...5

                  Consolidated Condensed Statement of Shareholders' Equity.....6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........8

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................12

Forward Looking Statements....................................................23

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......23

    Item 4.  Controls and Procedures..........................................25

Part II.  Other Information:

    Item 1.  Legal Proceedings................................................27

    Item 2.  Changes In Securities............................................27

    Item 3.  Defaults Upon Senior Securities..................................27

    Item 4.  Submission of Matters to a Vote of Security Holders..............27

    Item 5.  Other Information................................................27

    Item 6a. Exhibits.........................................................27

    Item 6b. Reports Filed on Form 8-K........................................28

Signatures....................................................................29

Exhibit Index.................................................................30

Part I.- Financial Information

Item 1.  Financial Statements
-------  ---------------------


                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                     September 30,  December 31,
                                                                         2003           2002
                                                                     (Unaudited)
                                                                     ---------------------------
Assets
     Cash and due from banks ....................................     $  16,967      $  20,526
     Federal funds sold .........................................        11,250             --
                                                                      ------------------------
            Cash and cash equivalents ...........................        28,217         20,526
     Trading securities .........................................         3,136          2,817
     Investment securities
         Available for sale .....................................        58,091         43,033
         Held to maturity .......................................        41,004         57,929
                                                                      ------------------------
              Total investment securities .......................        99,095        100,962
     Loans held for sale ........................................         4,392          7,417
     Loans, net of allowance for loan losses of $6,246 and $4,574       399,513        379,324
     Premises and equipment .....................................        11,586         11,793
     Federal Home Loan Bank of Indianapolis stock, at cost ......         2,302          1,882
     Interest receivable and other assets .......................        16,633          8,596
                                                                      ------------------------

         Total assets ...........................................     $ 564,874      $ 533,317
                                                                      ========================

Liabilities
     Deposits
         Noninterest-bearing ....................................     $  68,742      $  60,476
         Interest-bearing .......................................       357,829        338,091
                                                                      ------------------------
              Total deposits ....................................       426,571        398,567
     Borrowings .................................................        88,225         85,240
     Interest payable and other liabilities .....................         4,897          5,247
                                                                      ------------------------
         Total liabilities ......................................       519,693        489,054
                                                                      ------------------------

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
         Authorized - 18,000,000 shares
               Issued and outstanding - 6,139,540 shares ........           137            137
     Additional paid-in capital .................................         3,230          3,368
     Retained earnings ..........................................        41,871         40,619
     Accumulated other comprehensive income .....................           476            675
     Unearned ESOT shares .......................................          (533)          (536)
                                                                      ------------------------
            Total shareholders' equity ..........................        45,181         44,263
                                                                      ------------------------
         Total liabilities and shareholders' equity .............     $ 564,874      $ 533,317
                                                                      ========================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                     ---------------------
                                                                        2003        2002
                                                                     ---------------------
Interest Income
     Loans, including fees .....................................     $ 17,786     $ 18,758
     Trading securities ........................................           38           47
     Investment securities
         Taxable ...............................................        2,498        2,806
         Tax exempt ............................................          659          798
     Federal funds sold ........................................           66           86
                                                                     ---------------------
         Total interest income .................................       21,047       22,495
                                                                     ---------------------

Interest Expense
     Deposits ..................................................        5,048        6,798
     Short-term borrowings .....................................          223          322
     Other borrowings ..........................................        1,463        1,385
                                                                     ---------------------
         Total interest expense ................................        6,734        8,505
                                                                     ---------------------

Net Interest Income ............................................       14,313       13,990
     Provision for loan losses .................................        3,515          957
                                                                     ---------------------
Net Interest Income After Provision for Loan Losses ............       10,798       13,033
                                                                     ---------------------

Other Income
     Fiduciary activities ......................................          793          710
     Service charges on deposit accounts .......................        2,041        1,928
     Commission income .........................................          647          606
     Securities gains ..........................................          166          197
     Unrealized gains (losses) on trading securities ...........          222         (444)
     Net gains on loan sales ...................................        1,444          632
     Other operating income ....................................          801          609
                                                                     ---------------------
         Total other income ....................................        6,114        4,238
                                                                     ---------------------

Other Expenses
     Salaries and employee benefits ............................        7,187        6,380
     Net occupancy and equipment expenses ......................        1,799        1,790
     Advertising ...............................................          440          475
     Legal fees ................................................          425           88
     Appreciation (depreciation) in directors' and executives'
          deferred compensation plans ..........................          257         (407)
     Other operating expense ...................................        2,043        1,878
                                                                     ---------------------
         Total other expenses ..................................       12,151       10,204
                                                                     ---------------------

Income Before Income Tax .......................................        4,761        7,067
     Income tax expense ........................................        1,312        2,348
                                                                     ---------------------

Net Income .....................................................     $  3,449     $  4,719
                                                                     =====================

Basic earnings per share .......................................     $    .56     $    .77
Diluted earnings per share .....................................          .56          .77

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                     Three Months Ended
                                                                        September 30,
                                                                     -------------------
                                                                       2003        2002
                                                                     -------------------
Interest Income
     Loans, including fees .....................................     $ 5,970     $ 6,215
     Trading securities ........................................          11          14
     Investment securities
         Taxable ...............................................         772         990
         Tax exempt ............................................         207         248
     Federal funds sold ........................................          16          28
                                                                     -------     -------
         Total interest income .................................       6,976       7,495
                                                                     -------     -------

Interest Expense
     Deposits ..................................................       1,556       2,212
     Short-term borrowings .....................................          67         106
     Other borrowings ..........................................         519         461
                                                                     -------     -------
         Total interest expense ................................       2,142       2,779
                                                                     -------     -------

Net Interest Income ............................................       4,834       4,716
     Provision for loan losses .................................         405         405
                                                                     -------     -------
Net Interest Income After Provision for Loan Losses ............       4,429       4,311
                                                                     -------     -------

Other Income
     Fiduciary activities ......................................         290         254
     Service charges on deposit accounts .......................         707         671
     Commission income .........................................         184         195
     Securities gains (losses) .................................          --         151
     Unrealized gains (losses) on trading securities ...........          31        (239)
     Net gains on loan sales ...................................         618         239
     Other operating income ....................................         283         223
                                                                     -------     -------
         Total other income ....................................       2,113       1,494
                                                                     -------     -------

Other Expenses
     Salaries and employee benefits ............................       2,486       2,164
     Net occupancy and equipment expenses ......................         594         595
     Advertising ...............................................         151         127
     Legal fees ................................................         177          19
     Appreciation (depreciation) in directors' and executives'
          deferred compensation plans ..........................          38        (229)
     Other operating expense ...................................         678         654
                                                                     -------     -------
         Total other expenses ..................................       4,124       3,330
                                                                     -------     -------

Income Before Income Tax .......................................       2,418       2,475
     Income tax expense/(benefit) ..............................         779         818
                                                                     -------     -------

Net Income .....................................................     $ 1,639     $ 1,657
                                                                     =======     =======

Basic earnings per share .......................................     $   .27     $   .27
Diluted earnings per share .....................................         .27         .27

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                       Unearned
                                  Common Stock                                          Accumulated    Employee
                              -------------------  Additional                              Other         Stock
                                 Shares             Paid In   Comprehensive  Retained  Comprehensive   Ownership
                              Outstanding  Amount   Capital      Income      Earnings      Income     Trust Shares   Total
                              ----------------------------------------------------------------------------------------------
Balances, January 1, 2003      6,150,240   $ 137    $ 3,368                  $40,619       $ 675        $ (536)     $44,263

Comprehensive Income:
    Net income for the
    period...................                                    $ 3,449       3,449                                  3,449
    Unrealized loss on
    securities (net of tax
          benefit)...........                                       (199)                   (199)                      (199)
ESOT shares earned...........                                                                                3           16
                                                         13
Repurchase of stock, at
          cost...............    (10,700)              (151)                                                           (151)
Cash dividend ($.36 per
    share)...................                                                 (2,197)                                (2,197)

                              ----------------------------------------------------------------------------------------------
Balances, September 30, 2003   6,139,540   $ 137    $ 3,230      $ 3,250     $41,871       $ 476        $ (533)     $45,181
                              ==============================================================================================

See notes to consolidated condensed financial statements.

MONROE BANCORP AND SUBSIDIARY

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              ----------------------
                                                                                2003          2002
                                                                              ----------------------
Operating Activities
     Net income .........................................................     $  3,449      $  4,719
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses ........................................        3,515           957
       Depreciation and amortization ....................................          674           652
       Deferred income tax ..............................................         (102)          100
       Investment securities amortization, net ..........................          384           227
       Available for sale securities gain ...............................         (170)         (198)
       Origination of loans held for sale ...............................      (94,320)      (48,626)
       Proceeds from sale of loans held for sale ........................       98,913        49,014
       Gain on sale of loans held for sale ..............................       (1,444)         (632)
       ESOT compensation ................................................           16            10
       Net change in:
         Trading securities .............................................         (319)          353
         Interest receivable and other assets ...........................       (7,832)          511
         Interest payable and other liabilities .........................         (350)          (20)
                                                                              ----------------------
              Net cash provided by operating activities .................        2,414         7,067
                                                                              ----------------------

Investing Activities
     Purchases of securities available for sale .........................      (30,099)      (27,651)
     Proceeds from sales of securities available for sale ...............        7,494         5,420
     Proceeds from paydowns and maturities of securities
            available for sale ..........................................        7,150         3,018
     Purchases of securities held to maturity ...........................           --       (15,949)
     Proceeds from paydowns and maturities of securities held to maturity       16,806        19,903
     Purchase of FHLB stock .............................................         (420)         (348)
     Net change in loans ................................................      (23,828)      (19,543)
     Purchases of premises and equipment ................................         (467)         (942)
                                                                              ----------------------
              Net cash used by investing activities .....................      (23,364)      (36,092)
                                                                              ----------------------

Financing Activities
     Net change in
       Noninterest-bearing, interest-bearing demand and savings deposits        37,056        16,733
       Certificates of deposit ..........................................       (9,052)       28,352
       Borrowings .......................................................       (6,230)      (18,738)
     Proceeds of Federal Home Loan Bank advances ........................       12,000         9,338
     Repayment of Federal Home Loan Bank advances .......................       (2,785)       (5,035)
     Cash dividends paid ................................................       (2,197)       (2,196)
     Repurchase of common stock .........................................         (151)         (571)
                                                                              ----------------------
              Net cash provided by financing activities .................       28,641        28,454
                                                                              ----------------------
Net Change in Cash and Cash Equivalents .................................        7,691          (571)
Cash and Cash Equivalents, Beginning of Period ..........................       20,526        17,276
                                                                              ----------------------

Cash and Cash Equivalents, End of Period ................................     $ 28,217      $ 16,705
                                                                              ======================

Supplemental cash flow disclosures
     Interest paid ......................................................     $  6,926      $  8,558
     Income tax paid ....................................................        1,485         2,360

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

The interim consolidated financial statements at September 30, 2003, and for the nine months ended September 30, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                                  Nine months ended
                                                  -----------------

                                       September 30, 2003    September 30, 2002
                                       ------------------    ------------------

Net income (in thousands).............. $          3,449      $          4,719
                                        ================      ================

Weighted average shares outstanding....        6,150,040             6,150,240
Average unearned ESOT shares...........          (44,427)              (49,721)
                                        ----------------      ----------------
   Shares used to compute basic
       earnings per share..............        6,105,613             6,100,519

Effect of dilutive securities
    Stock options......................            6,331                 3,543
                                        ----------------      ----------------

   Shares used to compute diluted
        earnings per share.............        6,111,944             6,104,062
                                        ================      ================

Earnings per share basic............... $            .56      $            .77
Earnings per share, diluted............              .56                   .77

For the nine months ended September 30, 2003 and 2002, options to purchase 27,391 and 105,000 shares, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                  Three months ended
                                                  ------------------

                                       September 30, 2003    September 30, 2002
                                       ------------------    ------------------

Net income (in thousands).............. $          1,639      $          1,657
                                        ================      ================

Weighted average shares outstanding....        6,149,645             6,150,240
Average unearned ESOT shares...........          (43,101)              (48,381)
                                        ----------------      ----------------
   Shares used to compute basic
       earnings per share..............        6,106,544             6,101,859

Effect of dilutive securities
    Stock options......................            7,357                 6,655
                                        ----------------      ----------------

   Shares used to compute diluted
        earnings per share.............        6,113,901             6,108,514
                                        ================      ================

Earnings per share basic............... $            .27      $            .27
Earnings per share, diluted............              .27                   .27

For the three months ended September 30, 2003, 27,391 shares were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

                                                                        Nine Months Ended          Nine Months Ended
                                                                        September 30, 2003         September 30, 2002
                                                                      -------------------------------------------------
           Net income, as reported...................................       $ 3,449                     $ 4,719
           Less:  Total stock-based employee compensation cost
              determined under the fair value based method, net of
              income taxes...........................................             4                          12
                                                                      -------------------------------------------------

           Pro forma net income......................................       $ 3,445                     $ 4,707
                                                                      =================================================

           Earnings per share:
               Basic - as reported...................................       $   .56                     $   .77
               Basic - pro forma.....................................           .56                         .77
               Diluted - as reported.................................           .56                         .77
               Diluted - pro forma...................................           .56                         .77


                                                                        Three Months Ended         Three Months Ended
                                                                        September 30, 2003         September 30, 2002
                                                                      -------------------------------------------------

           Net income, as reported...................................       $ 1,639                     $  1,657

           Less:  Total stock-based employee compensation cost
              determined under the fair value based method, net of
              income taxes...........................................             1                            4
                                                                      -------------------------------------------------

           Pro forma net income......................................       $ 1,638                     $  1,653
                                                                      =================================================


           Earnings per share:
               Basic - as reported...................................       $   .27                     $    .27
               Basic - pro forma.....................................           .27                          .27
               Diluted - as reported.................................           .27                          .27
               Diluted - pro forma...................................           .27                          .27

Note 4: Effect of Recent Accounting Pronouncements
--------------------------------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity

SFAS 150 was effective for public entities' mandatorily redeemable financial instruments on July 1, 2003. The Statement was to apply to nonpublic companies' fiscal periods beginning after December 15, 2003. However, the FASB has proposed to defer provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004 for specified nonpublic companies. The Company has determined that it has no such instruments.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement clarifies reporting of contracts as either derivatives or hybrid instruments. The Company has determined that it has no such instruments.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN No. 46 was effective immediately for new entities that were created or acquired after January 31, 2003. The effective date for entities in which the Company had a variable interest prior to February 1, 2003 was originally July 1, 2003 but the FASB delayed the effective date for these entities to December 15, 2003. The effect of the adoption did not have a material impact on the results of operations, financial position or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, which provides guidance for transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been adjusted to the proforma amounts indicated in
Note 3.

In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant FIN 45 instruments of the Company are standby letters of credit. The Company has determined that its standby letters of credit obligations under FIN 45 are not material for disclosure.

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

Market Expansion
----------------
The Company now has three branch offices in eastern Hendricks County, which is adjacent to Marion County and Indianapolis, Indiana. These three branches are providing important balance sheet growth generating $47.1 million of loans at September 30, 2003, an increase of 43.0 percent over December 31, 2002, and $54.6 million of deposits, an increase of 60.9 percent over December 31, 2002. The Company expects the balance sheet growth taking place at its Hendricks County branches to continue as the result of the recent hiring of two additional business and commercial real estate lenders.

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

Management has used several non-GAAP financial measures throughout this quarterly report on Form 10-Q related to the special provision for loan losses (see chart on the following page). We believe the non-GAAP disclosures of net income and various ratios before the special provision are useful to both investors and management because they provide insight into how the Company would have performed without this special provision. In the "Other Income / Other Expense" section of this document, we also report Other Income and Other Expense without the effect of unrealized gains and losses on securities in a grantor trust (rabbi trust) which is also a non-GAAP financial measure. Reasons for this are further discussed in the "Other Income / Other Expense" section of this document.

Results of Operations
---------------------

The following table presents information to assist in analyzing the Company's income before and after the $2.3 million special provision for loan losses which was taken during the second quarter of 2003. This special provision was directly related to an analysis of the collateral values and many other factors related to loans outstanding to a real estate developer who filed bankruptcy and to parties affiliated with the developer. Table dollar amounts are in thousands, except for per share data.

            Income Statement With and Without Special $2.3 Million Provision

                                                                  Nine Months Ending
                                                                   September 30, 2003
                                                           ------------------------------------
                                                            Without      Impact         With
                                                            Special        of          Special
                                                           Provision    Provision     Provision
                                                           ---------    ---------     ---------
Interest income ........................................    $ 21,047     $ 21,047           047
Interest expense .......................................       6,734           --         6,734
                                                            --------     --------      --------
     Net interest income ...............................      14,313           --        14,313
Provision for loan losses ..............................       1,215     $  2,300         3,515
                                                            --------     --------      --------
     Net interest income after provision for loan losses      13,098       (2,300)       10,798

Total other income .....................................       6,114                      6,114
Total other expense ....................................      12,151                     12,151
                                                            --------     --------      --------
     Income before income tax ..........................       7,061       (2,300)        4,761
Income tax expense (benefit) ...........................       2,223         (911)        1,312
                                                            --------     --------      --------
          Net income ...................................    $  4,838     $ (1,389)     $  3,449
                                                            ========     ========      ========

Basic earnings per share ...............................    $   0.79     $  (0.23)     $   0.56
Diluted earnings per share .............................    $   0.79     $  (0.23)     $   0.56
Return on average equity ...............................       14.36%       (4.13%)       10.23%
Return on average assets ...............................        1.16%       (0.34%)        0.82%

Overview
--------
Net income for the third quarter 2003 was $1.6 million, a 1.1 percent decrease over the same quarter last year. Diluted earnings per share for the third quarter of 2003 were $0.27 unchanged from the third quarter of 2002.

Net income was $3.5 million and $4.7 million for the nine-month periods ended September 30, 2003 and 2002, respectively, a decrease of $1.2 million or 26.9 percent. Before the special provision of $2.3 million ($1.3 million after tax), 2003 year to date net income was $4.8 million, an increase of 2.5 percent over 2002, and diluted earnings per share were $0.79 compared to $0.77 for the same period in 2002.

Annualized return on average equity (ROE) for the third quarter of 2003 decreased to 14.36 percent compared to 15.25 percent for third quarter of 2002. The annualized return on average assets (ROA) was 1.14 percent for the third quarter of 2003 compared with 1.24 percent for the same period in 2002. For the nine-month periods ended September 30, 2003, and 2002, annualized ROE was 10.23 percent and 14.98 percent, respectively, while annualized ROA was .82 percent and 1.22 percent, respectively. Before the special provision, annualized year to date 2003 ROE was 14.36 percent and ROA was 1.16 percent.

Year to date 2003 dividends paid were $0.36 per share, unchanged from the same period of 2002. At September 30, 2003 the dividend yield was 3.4 percent compared to 3.6 percent at September 30, 2002. The decrease in yield occurred due to a increase in the market value of the stock. At September 30, 2003, the closing market price of Monroe Bancorp stock was $14.15 per share compared to $13.23 per share at September 30, 2002. Monroe Bancorp has historically increased dividends for over fifteen years.


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

                                                                           Average Balance Sheets and Interest Rates
                                                          -------------------------------------------------------------------------
                                                          Nine Months Ended September 30, 2003 Nine Months Ended September 30, 2002
                                                          ------------------------------------ ------------------------------------
                                                           Average               Average Rate    Average              Average Rate
                 ASSETS                                    Balance    Interest   (annualized)    Balance    Interest  (annualized)
                                                          ---------  ---------  --------------  ---------  --------- --------------
Interest earning assets
Interest earning assets
     Securities
          Taxable ....................................... $  81,023  $   2,608      4.30%       $  69,629  $   2,838      5.45%
                                                          ---------  ---------                  ---------  ---------
          Tax-exempt (1) ................................    23,651      1,098      6.21%          26,363      1,281      6.50%
               Total securities .........................   104,674      3,706      4.73%          95,992      4,119      5.74%

     Loans (2) ..........................................   410,169     17,794      5.80%         377,669     18,769      6.64%
     Time deposits with banks ...........................        38          0      0.57%              46          1      2.91%
     FHLB Stock .........................................     2,141         81      5.06%           1,867         86      6.16%
     Federal funds sold .................................     7,735         65      1.12%           7,005         86      1.64%
                                                          ---------  ---------                  ---------  ---------
                 Total interest earning assets ..........   524,757     21,646      5.52%         482,579     23,061      6.39%
                                                          ---------  ---------                  ---------  ---------

Noninterest earning assets
    Allowance for loan losses ...........................    (5,497)                               (4,239)
     Premises and equipment & other assets ..............    21,747                                20,194
     Cash and due from banks ............................    17,796                                16,869
                                                          ---------                             ---------
               Total assets ............................. $ 558,803                             $ 515,403
                                                          =========                             =========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
     Total interest bearing deposits .................... $ 357,709      5,048      1.89%       $ 330,606      6,798      2.75%
     Borrowed funds .....................................    86,067      1,686      2.62%          78,777      1,707      2.90%
                                                          ---------  ---------                  ---------  ---------
          Total interest-bearing liabilities ............   443,776      6,734      2.03%         409,383      8,505      2.78%
                                                          ---------  ---------                  ---------  ---------


Noninterest bearing liabilities
     Noninterest bearing demand deposits ................    64,734                                78,981
     Other liabilities ..................................     5,232                                 5,910
     Shareholders' equity ...............................    45,061                                42,129
                                                          ---------                             ---------
                 Total liabilities and shareholders' ....
                         equity                           $ 558,803                             $ 515,403
                                                          =========                             =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin .....................               14,912      3.49%                     14,556      3.61%
     T/E net interest margin as a percent of
          total average earning assets ..................                           3.80%                                 4.03%
Less:  tax equivalent adjustment (3) ....................                  599                                   566
                                                                     ---------                             ---------

     Net interest income margin .........................            $  14,313      3.33%                  $  13,990      3.45%
                                                                     =========                             =========
     Net interest margin as a percent of
          total average earning assets ..................                           3.65%                                 3.88%

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

                                                                           Average Balance Sheets and Interest Rates
                                                         ---------------------------------------------------------------------------
                                                         Three Months Ended September 30, 2003 Three Months Ended September 30, 2002
                                                         ------------------------------------- -------------------------------------
                                                           Average               Average Rate    Average               Average Rate
                  ASSETS                                   Balance    Interest   (annualized)    Balance    Interest   (annualized)
                                                          ---------  ---------  --------------  ---------  ---------  --------------
Interest earning assets
     Securities
          Taxable ....................................... $  81,314  $     800       3.90%      $  78,331  $   1,013       5.13%
          Tax-exempt (1) ................................    22,671        347       6.07%         24,771        413       6.61%
                                                          ---------  ---------                  ---------  ---------
               Total securities .........................   103,985      1,147       4.37%        103,102      1,426       5.49%

     Loans (2) ..........................................   422,276      5,972       5.61%        383,744      6,219       6.43%
     Time deposits with banks ...........................        26         --       0.00%             38          1      10.44%
     FHLB Stock .........................................     2,296         28       4.84%          1,882         30       6.32%
     Federal funds sold .................................     6,544         16       0.97%          6,805         28       1.63%
                                                          ---------  ---------                  ---------  ---------
                 Total interest earning assets ..........   535,127      7,163       5.31%        495,571      7,704       6.17%
                                                          ---------  ---------                  ---------  ---------

Noninterest earning assets
     Allowance for loan losses ..........................    (6,077)                               (4,208)
     Premises and equipment & other assets ..............    25,836                                20,441
     Cash and due from banks ............................    17,927                                16,685
                                                          ---------                             ---------
               Total assets ............................. $ 572,813                             $ 528,489
                                                          =========                             =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
     Total interest bearing deposits .................... $ 359,781      1,556       1.72%      $ 341,410      2,212       2.57%
     Borrowed funds .....................................    94,663        585       2.45%         79,608        567       2.83%
                                                          ---------  ---------                  ---------  ---------
          Total interest-bearing liabilities ............   454,444      2,141       1.87%        421,018      2,779       2.62%
                                                          ---------  ---------                  ---------  ---------


Noninterest bearing liabilities
     Noninterest bearing demand deposits ................    67,987                                58,467
     Other liabilities ..................................     5,094                                 5,900
     Shareholders' equity ...............................    45,275                                43,104
                                                          ---------                             ---------
                 Total liabilities and shareholders'
                       equity                             $ 572,813                             $ 528,489
                                                          =========                             =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin .....................                5,022       3.44%                     4,925       3.55%
                                                                     ---------                             ---------
     T/E net interest margin as a percent of
          total average earning assets ..................                            3.72%                                 3.94%
Tax equivalent adjustment (3) ...........................                  188                                   209
                                                                     ---------                             ---------

     Net interest income margin .........................            $   4,834       3.30%                 $   4,716       3.38%
                                                                     =========                             =========
     Net interest margin as a percent of
          total average earning assets ..................                            3.58%                                 3.78%

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

-----------------------------------------------------

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin was 3.6 percent for the quarter ended September 30, 2003, a decrease from 3.8 percent for the same quarter last year. Average third quarter 2003 loan yields declined by 82 basis points (0.82 percent) over third quarter 2002 yields and deposit yields declined 85 basis points in the same time period. Average third quarter 2003 securities yields declined by 103 basis points over the third quarter of 2002, and borrowed funds yields declined 38 basis points. The decline in yields on borrowed funds was lower because approximately half of the borrowed funds have longer-term maturities while the other half are tied to the federal funds rate, which declined 75 basis points from the third quarter of 2002.

Net interest income after the provision for loan losses was $4.4 million for the three months ended September 30, 2003 compared to $4.3 million for the same period in 2002, an increase of 2.7 percent. Loan and deposit volume increased in 2003, but the decline in yields and decrease in the margin partially offset the income generated by the increase in volume.

Total interest income decreased by $519,000, or 6.9 percent, for the third quarter of 2003 compared to the third quarter of 2002. This decrease was the result of a decrease in the average yield on earning assets to 5.2 percent compared to 6.0 percent for the third quarter of 2002. This decrease reflects loans repricing downward and higher yielding securities maturing and being replaced by lower yielding securities. The decline also reflects more loans being on nonaccrual status during the third quarter of 2003. Average nonaccrual loans totaled $7.9 million during the third quarter of 2003 compared to $2.0 million during the third quarter of 2002. At September 30, 2003, the prime rate was 4.0 percent, compared to 4.75 percent at September 30, 2002, which contributed to the declining yield on loans indexed to prime. The decline in yields on earning assets was more than offset by the decline in interest expense, which contributed to the growth in net interest income. Interest expense decreased by $637,000, or 22.9 percent, for the third quarter of 2003 compared to the third quarter of 2002. This decrease resulted from a decrease in the average rate paid on interest bearing liabilities to 1.9 percent during the third quarter of 2003 from 2.6 percent for the same quarter in 2002. Also contributing to the growth in net interest income was an increase in the volume of loans. The average balance of loans grew to $422.3 million during the third quarter of 2003 compared to $383.7 million for the same period in 2002, an increase of $38.5 million or 10.0 percent. Average interest bearing liabilities were $454.4 million during the third quarter of 2003 compared to $421.0 million for the same period in 2002, an increase of $33.4 million, or 7.9 percent, in the third quarter of 2003 compared to third quarter 2002.

For the nine months ended September 30, 2003, net interest income after the provision for loan losses was $10.8 million compared to $13.0 million for the same period in 2002 a decrease of $2.2 million or 17.2 percent. The decrease is a result of the increase in the provision for loan losses which was $3.5 million for the first nine months of 2003 compared to $957,000 for the same period in 2002. The increase in the provision was the result of a $2.3 million special provision taken during the second quarter. This special provision was directly related to an analysis of the collateral values and many other factors related to loans outstanding to a real estate developer who filed bankruptcy and to parties affiliated with the developer. Net interest income before the provision was $14.3 million for the first nine months of 2003 compared to $14.0 million in 2002, an increase of $323,000 or 2.3 percent. The net interest margin was 3.7 percent for the first nine months of 2003 compared to 3.9 percent for the same period in 2002. The growth in average loans of 8.6 percent over this period of time more than offset the decrease in the margin to provide an overall increase in net interest income.


Other Income / Other Expense
----------------------------
Total other income increased $619,000 for the three months ended September 30, 2003 compared to the same period in 2002. The increase in other income includes unrealized securities gains and losses which are comprised entirely of net unrealized gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' Deferred Compensation Plan. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend or interest income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense, and conversely, any net realized or unrealized gain combined with interest and dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on pages 4 and 5 of the consolidated condensed financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year other income can be made if the rabbi trust realized and unrealized gains and losses are removed.

Omitting the realized and unrealized gains on rabbi trust securities in the amount of $31,000 in 2003 and losses in the amount of $239,000 in 2002, other income increased $349,000 or 20.1 percent during the third quarter of 2003 compared to the third quarter of 2002.

The growth in other income mainly occurred in two areas. The Company sells substantially all fixed rate residential mortgage loans it originates on the secondary market. Gains on these sales increased $379,000 or 158.6 percent during the third quarter of 2003 compared to 2002 primarily because the Company expanded its marketing and loan origination efforts to take advantage of the opportunity created by decreases in interest rates which have prompted customers to refinance their home mortgages. Management does not believe this same rate of growth in gains on the sale of real estate loans will occur for the remainder of 2003 due to the likelihood of changing market conditions. Second, the Bank purchased Bank Owned Life Insurance (BOLI) on selected bank officers during the third quarter of 2003 to help fund the increasing costs of providing employee health benefits. The Company recognized $71,000 of tax-free income on this asset during the third quarter of 2003. During the third quarter of 2002, a security sale occurred and a gain of $151,000 was recognized. There were no security sales during the third quarter of 2003.

For the first nine months of 2003, other income increased $1.9 million over the same period in 2002. Omitting the net realized losses of $5,000 and unrealized gains of $222,000 (from the rabbi trust) for 2003 and unrealized losses from the rabbi trust of $444,000 in 2002, other income increased $1.2 million or 26.0 percent. Increases occurred primarily in the following areas: an increase in gains on mortgage sales of $812,000, or 128.5 percent, an increase in service charges on deposit accounts of $113,000 or 5.9 percent primarily due to an increase in overdraft protector fees and an increase in trust fees of $83,000 or
11.7 percent primarily due to an increase in assets under management.

Total other expense increased $794,000 during the third quarter of 2003 compared to the same period in 2002. As previously discussed, the net unrealized gains on trading securities in the rabbi trust directly increased director fee expense in 2003 and net unrealized losses directly decreased director fee and deferred compensation expense in 2002. Omitting the appreciation in Directors' Deferred Compensation Plan of $38,000 in 2003 and the depreciation in the Plan of $229,000 in 2002 (which equals the sum of the net of interest and dividends earned on the rabbi trust and the realized and unrealized losses on the securities in the trust), other expense increased $527,000 or 14.8 percent. Salaries and employee benefits increased $322,000 or 14.8 percent primarily due to an increase in salaries of $143,000 or 9.4 percent due to new hires and annual raises, and increases in health insurance expense of $114,000 or 135.7 percent due to lower than usual expenses in 2002 due to switching carriers and higher than usual claims in 2003. Legal fees increased $158,000, or 831.6 percent, as a result of collection efforts on loans made to the real estate developer, who filed bankruptcy in 2002, and to parties affiliated with the developer.

For the first nine months of 2003, other expense increased $1.9 million over the same period in 2002. Omitting the effect of the 2003 rabbi trust realized and unrealized net gains of $257,000 and 2002 unrealized losses of

$407,000 on directors' fees and deferred compensation, other expense increased $1.3 million, or 12.1 percent. Once again, increases occurred primarily in the areas of salaries and employee benefits primarily commission expense which increased $289,000 or 30.5 percent and health insurance expense which increased $231,000 or 78.8 percent, and legal fees which increased $337,000 or 383.0 percent over the first nine months of 2002.


Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at September 30, 2003 were $564.9 million an increase of 5.9 percent or $31.6 million compared to $533.3 million at December 31, 2002. Deposit growth exceeded loan growth during the first nine months of 2003, hence federal funds sold were $11.2 million at September 30, 2003, compared to none sold at December 31, 2002. At September 30, 2003, loans (net of the allowance for loan losses) grew by $17.2 million, or 4.4 percent over December 31, 2002 balances. During the first nine months of 2003, $97.5 million of fixed rate mortgages were closed and subsequently sold into the secondary market. Deposits grew by $28.0 million, or 7.0 percent during the first nine months of 2003, and borrowings (federal funds purchased, repurchase agreements, participation loans and FHLB advances) increased $3.0 million, or 3.5 percent. In July 2003, the Company purchased a $6.8 million Bank Owned Life Insurance
(BOLI) policy on selected Bank officers to help fund the increasing costs of providing employee health benefits.


Capital
-------
Shareholders' equity increased $918,000 at September 30, 2003 compared to December 31, 2002. This increase was a result of year-to-date net income of $3.4 million, dividends paid of $2.2 million and other comprehensive losses, consisting solely of the change (decrease) in net unrecognized losses in the Company's available-for-sale securities portfolio of $199,000 and ESOP shares earned of $16,000.

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2003 and December 31, 2002, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2003 that management believes have changed the Company's or Bank's classification

The actual and required capital amounts and ratios are as follows:

                                                                          Required for Adequate       To Be Well
                                                           Actual               Capital(1)           Capitalized(1)
                                                  ----------------------------------------------------------------------
                                                     Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                  ----------------------------------------------------------------------
           As of September 30, 2003
           ------------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated                         $    49,684    12.5%    $   31,841     8.0%           N/A    N/A
               Bank                                      49,415    12.5         31,573     8.0    $    39,466    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated                              44,694    11.2         15,920     4.0            N/A    N/A
               Bank                                      44,466    11.3         15,786     4.0         23,680     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated                              44,694     7.8         22,913     4.0            N/A    N/A
               Bank                                      44,466     7.8         22,782     4.0         28,641     5.0

           As of December 31, 2002
           -----------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated                         $    48,145    13.0%    $   29,681     8.0%           N/A    N/A
               Bank                                      47,871    13.0         29,443     8.0    $    36,804    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated                              43,571    11.7         14,841     4.0            N/A    N/A
               Bank                                      43,297    11.8         14,722     4.0         22,082     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated                              43,571     8.2         21,280     4.0            N/A    N/A
               Bank                                      43,297     8.2         21,395     4.0         26,743     5.0
          (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2003, the Bank had $17.9 million of loans internally classified compared to $21.4 million at December 31, 2002. The allowance for loan losses was $6.2 million, or 1.5 percent of portfolio loans (excluding loans held for sale) at September 30, 2003 compared to $4.6 million, or 1.2 percent, of portfolio loans at December 31, 2002. The increase in the reserve was a result of the $2.3 million special provision. A portion of classified loans are nonaccrual loans. The Bank had nonaccrual loans totaling $8.5 million at September 30, 2003 compared to $3.6 million at December 31, 2002. The increase in nonaccrual loans over year- end 2002 primarily resulted from the addition of several loans associated with the previously mentioned real estate developer who filed bankruptcy and to parties affiliated with the developer. The amount of nonaccrual loans at September 30, 2003 increased $900,000 from June 30, 2003. Between September 30, 2003 and October 16, 2003, the Company reduced nonaccrual loans by $2.0 million. At September 30, 2003, the Bank had $346,000 of loans 90 days or more past due but still accruing, compared to $588,000 at December 31, 2002.

During the third quarter of 2003, the Bank had net loan charge offs totaling $37,000 compared to $660,000 charged off for the same period in 2002. Year to date, $1.9 million of net loans have been charged off compared to $1.2 million for the same period in 2002. The increase was primarily caused by charge offs related to loans associated with the real estate developer who filed bankruptcy.

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

Management believes that the Company has adequate liquidity for the next twelve months. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company by retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLBI). FHLBI advances were $44.2 million at September 30, 2003 compared to $35.0 million at December 31, 2002. At September 30, 2003, the Company had excess borrowing capacity at the FHLBI of $12.8 million as limited by the Company's Board resolution in effect at that date. If the Company's borrowing capacity were not limited by the Board resolution, the Company would have excess borrowing capacity of $46.3 million based on collateral. Additional advances were obtained during the first nine months of 2003 to match fund five-year fixed rate loan growth. Management's primary focus is on increasing deposits to fund future growth, however, the Board may increase its resolution limit if the Company needs additional liquidity.

The main source used to meet the Company cash requirements continued to be dividends from its subsidiary, the Bank. During the third quarter of 2003, dividends totaling $740,000 were declared and paid to the parent company by the bank subsidiary. At September 30, 2003, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $7.1 million compared to $5.8 million at December 31, 2002. As discussed in the Company's 2002 Form 10-K, the Company's subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Condensed Statements of Cash Flows on page 7 may not represent cash immediately available to the parent company.

The following discussion relates to the Consolidated Condensed Statements of Cash Flows (page 7). During the first nine months of 2003, $2.4 million of cash was provided by operating activities, compared to $7.1 million during the same period in 2002. During the first nine months of 2003, $23.4 million was used for investing activities, compared to $36.1 million for the first nine months of 2002. The primary use of funds in this category during 2003 and 2002 was the net increase in loans, which totaled $23.8 million during the first nine months of 2003 compared to $19.5 million during the same period in 2002. During the first nine months of 2003, $28.6 million of cash was provided by financing activities, primarily from growth in noninterest-bearing demand, interest-bearing demand and savings deposits, compared to $28.4 million provided during the same period in 2002 with growth occurring primarily in certificates of deposit. Overall, net cash and cash equivalents increased $7.7 million during the first nine months of 2003 compared to decreasing $571,000 during the same period in 2002.

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

Forward-Looking Statements
--------------------------

Portions of information in this Form 10-Q contain forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business (5) legislative or regulatory changes adversely affect the business of the Company; and (6) changes in real estate values or the real estate markets. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.


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

The Company's interest sensitivity position at September 30, 2003 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table represents the Bank's projected change in NPV for the various rate change (rate shock) levels as of September 30, 2003:

                      Net Portfolio Value at September 30, 2003
                      -----------------------------------------

       Change in Interest Rate    Dollar Amount    $ Change in   % Change
           (basis points)         (in thousands)        NPV       in NPV
       -----------------------    --------------   -----------   --------
                +300                 $ 65,833        $  2,896      4.60%
                +200                   64,540           1,603      2.55
                +100                   63,270             333      0.53
                   0                   62,937             ---      ---
                -100                   61,406          (1,531)    (2.43)
                -200                   65,203           2,266      3.60


The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2002:

                      Net Portfolio Value at December 31, 2002
                      ----------------------------------------

       Change in Interest Rate    Dollar Amount    $ Change in   % Change
           (basis points)         (in thousands)        NPV       in NPV
       -----------------------    --------------   -----------   --------
                +300                 $ 61,609        $  2,342      3.95%
                +200                   60,980           1,713      2.89
                +100                   60,259             992      1.68
                   0                   59,267             ---       ---
                -100                   58,012          (1,255)    (2.12)
                -200                   61,848           2,581      4.36

Management believes a 200 basis point (two percent) decrease in rates is highly unlikely. Management also believes an increase in rates is more probable; therefore, we will focus our discussion on the effects of a 100 basis point (one percent) decrease in rates and an increase of 300 basis points (three percent).

The September 30, 2003 table above indicates that the Bank's estimated NPV would be expected to increase by 4.60 percent in the event of a sudden and sustained 300 basis point (bp) increase in interest rates. The increase in the Bank's NPV under this rate shock scenario is the result of the model's projected change in asset and liability values. Specifically, the model projects the NPV of the Bank's assets to decline by $19.5 million as a result of the fact that a majority of the Bank's assets do not immediately reprice. However, the decline in asset values is more than offset by a $22.4 million dollar decline in the NPV of the cash flow associated with the Bank's liabilities. The decline in NPV of the Bank's liabilities (which has a positive impact on the Bank's overall NPV) is caused by the fact that the change in the rates paid on the Bank's liabilities is projected to lag any upward interest rate change. The changes projected to the NPV of the Bank's assets and liabilities combine to yield a $2.9 million (4.60 percent) change in the net present value of the Bank.

In the event of a sudden and sustained 100 bp decrease in prevailing interest rates, the Bank's estimated NPV would be expected to decrease 2.43 percent. The primary reason for this decrease relates to the current low level of interest rates. While assets can continue to reprice downward by the 100 basis points
(bps) assumed in this scenario, many of the Bank's liabilities (e.g. NOW, savings and certain money market checking and savings accounts) no longer have the ability to reprice downward by 100 bps. The NPV impact related to the Bank's liability sensitivity is greatly reduced by the fact that these interest sensitive deposit products are approaching their absolute floor rates (0.0 percent). Floors on one-to-four family residential mortgages come into play when rates decrease 200 bps, which causes NPV to begin to increase again.

The direction of the change in NPV did not vary between September 30, 2003 and December 31, 2002, and the magnitude of the projected NPV changes increased only modestly. As of September 30, 2003, the Company's estimated changes in NPV at all levels of interest rate changes were within the approved guidelines established by the Board of Directors.

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


Item 4.  Controls and Procedures.
------   -----------------------

(a) Evaluation of Disclosure Controls and Procedures. Monroe Bancorp's principal executive officer and principal financial officer have concluded that Monroe Bancorp's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective.

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

Part II - Other Information
-------   -----------------

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  None.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------
                  None.

Item 5.           Other Information.
-------           ------------------
                  None.

Item 6a.          Exhibits.
--------          ---------

Exhibit No:       Description of Exhibit:
-----------       -----------------------

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

31 (i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer

31 (ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer

32 (i)            Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii)           Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6b.          Reports filed on Form 8-K.
--------          --------------------------
                  Monroe Bancorp filed the following Forms 8-K:

                    o Filed July 23, 2003 to report a press release of second quarter 2003 earnings and a summary of second quarter 2003 financial information issued July 23, 2003.

                    o Filed September 3, 2003 to report a press release announcing a $2 million stock repurchase.

                    o Filed September 25, 2003 to report the June 30, 2003 Quarterly Financial Statement distributed September 25, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MONROE BANCORP

         Date: November 13, 2003            By: /s/ Mark D. Bradford
               -----------------                -------------------------------
                                                Mark D. Bradford, President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

         Date: November 13, 2003            By: /s/ Gordon M. Dyott
               -----------------                -------------------------------
                                                Gordon M. Dyott, Exec. Vice
                                                President, Chief Financial
                                                Officer
                                                (Principal Financial Officer)

                                  Exhibit Index


Exhibit No:       Description of Exhibit:
-----------       -----------------------

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

31 (i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer

31 (ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer

32 (i)            Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii)           Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.