Form 10-K
period 2003-12-31
MONROE BANCORP
filed 2004-03-29
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003     Commission file number 000-31951

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

Securities Registered Pursuant to Section 12(g) of the Act:  Common Shares,
                                                             No Par Value
                                                             ---------------
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $67,010,221 on June 30, 2003.

As of March 8, 2004 there were 6,090,340 outstanding common shares, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                             Part of Form 10-K
                    Documents                            Into Which Incorporated

Portions of the 2003 Annual Report to Shareholders                  Part II

Portions of the Definitive Proxy Statement for the
  Annual Meeting of Shareholders to be held April 22, 2004          Part III

FORM 10-K TABLE OF CONTENTS                                                              Form 10-K
                                                                                        Page Number
Part I
            Item 1 -   Business................................................................3

            Item 2 -   Properties.............................................................30

            Item 3 -   Legal Proceedings......................................................32

            Item 4 -   Submissions of Matters to a Vote of Security Holders...................32

Part II
            Item 5 -   Market for the Registrant's Common Equity and
                            Related Shareholder Matters.......................................32

            Item 6 -   Selected Financial Data................................................33

            Item 7 -   Management's Discussions and Analysis of Financial
                            Condition and Results of Operations...............................33

            Item 7A - Quantitative and Qualitative Disclosures about Market Risk..............33

            Item 8 -    Financial Statements and Supplementary Data...........................33

            Item 9 -   Changes In and Disagreements With Accountants on
                            Accounting and Financial Disclosures..............................33

            Item 9a-  Controls and Procedures.................................................33

Part III
            Item 10 -   Directors and Executive Officers of the Registrant....................34

            Item 11 -   Executive Compensation................................................35

            Item 12 -   Security Ownership of Certain Beneficial
                              Owners and Management...........................................35

            Item 13 -   Certain Relationships and Related Transactions........................35

            Item 14 -    Principal Accountant Fees and Services...............................36

Part IV
            Item 15 -   Exhibits, Financial Statement Schedules, and
                              Reports on Form 8-K.............................................36

Signatures....................................................................................39

                                     PART I

ITEM 1.          Business.

                                     GENERAL
                                     -------

Monroe Bancorp (the "Company") is a one-bank holding company formed under Indiana law in 1984. At December 31, 2003, on a consolidated basis the Company had total assets of $589.3 million, total loans of $424.5 million and total deposits of $436.7 million. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, with its primary office located in Bloomington, Indiana, conducts business from sixteen locations in Monroe, Hendricks, Jackson and Lawrence counties in Indiana. Approximately 80 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. However, the Company's continued expansion into Hendricks County is expected to gradually reduce this concentration.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

As of December 31, 2003, the Bank had 193 full-time equivalent employees. As a community bank, management believes that the Bank must continue to promote community involvement and leadership among Bank employees.

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

Prior to 2003, the Company's operation has yielded eleven consecutive years of earnings growth. In 2003, after-tax net income was $5.1 million, down $1.0 million from 2002. The decline in net income is largely the result of a specific provision of $2.3 million that was added to the provision for loan losses as a result of the Bank's analysis of collateral values and other factors involving loans to a real estate developer, who filed bankruptcy, and to parties affiliated with the developer. Efforts to resolve the loans that led to the increase in the provision contributed to a $432,000 increase in legal expenses. These expenses were partially offset by increases in several noninterest income categories, most notably gains on the sale of loans, service fees and trust fees.

The Company has increased its annual dividend each year for 16 years. Based upon a closing price of $14.25 for the Company's stock on December 31, 2003, (MROE; listed on NASDAQ), the Company's $.49 dividend provided a dividend yield of 3.44 percent.

Management believes that the Company's culture of community involvement, outstanding service quality, and customer focus has played a significant role in the Company's growth and success. Management also believes that other significant factors contributing to the Company's growth include, but are not limited to; the attractiveness of the Company's primary markets, an involved Board that sets high performance standards and the increased use of incentive and commission compensation plans.

The Company focused much of its effort during 2003 in three areas. The first area of focus was asset quality, in particular, on efforts to resolve nonperforming assets and to strengthen the Bank's credit review process. The second area of focus was residential mortgage lending. The interest rate environment for most of 2003 was favorable for the origination and sale of fixed rate mortgages. The Company shifted internal resources to this area of opportunity and as a result, revenues from the origination and sale of fixed rate mortgages increased by 59.7 percent to $1.7 million. The third area of focus was enhancing the Bank's ability to originate commercial real estate and other business loans within markets in central Indiana. Efforts in this area resulted in the hiring of a regional president and the addition of two experienced lenders to the personnel based in Hendricks County.

The addition of the personnel noted above contributed to the significant growth of the Company's three Hendricks County branch offices. Loans originated at these locations increased by $24.8 million, or 75.1 percent, during 2003. Deposits at these locations grew by $21.8 million, or 64.1 percent, during 2003.

Company Goals
-------------
The Company's business strategies are focused on four major areas:

o   increasing the growth rate of net interest income,
o   improving credit processes to ensure strong credit quality,
o   increasing the ratio of noninterest income to net interest income, and
o   increasing operating efficiency.

Management will measure its overall success in terms of earnings per share growth rate, return on equity, the ratio of nonperforming loans to total loans, service quality and staff retention rates.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

Competition
-----------
The Company's market area is highly competitive. In addition to competition from commercial banks (including certain larger regional banks) and savings associations, the Company also competes with numerous credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices and other providers of financial services. The Company competes with these firms in terms of pricing, delivery channels, product features, service quality, responsiveness and other factors.

The Company also competes directly with a large number of financial service providers who do not have a physical presence in our markets (e.g., Citicorp) but have been successful in selling their services using technology and sophisticated target marketing techniques. We fully expect these companies to increase their future efforts to attract business from our very best customers.

The Company's success in view of the substantial competition is felt to be the result of factors such as its history of community involvement and support, commitment to outstanding customer service, awareness of and responsiveness to customer needs, and its attractive mix of high touch and high tech delivery channels. The impact of these factors can be seen in the success the Company has had in increasing its share of deposits in Monroe County.

The Company has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. All FDIC insured deposits held by financial institutions in Monroe County grew by $143.9 million, or 13.3 percent, during the five-year period between June 30, 1998 and June 30, 2003. During the same period, the Company was able to grow its deposits within the County by $83.7 million (33.0 percent) and increase its market share from 23.5 percent in 1998 to 27.6 percent in 2003. Like many financial institutions, deposit growth over the last five years has not kept pace with the Company's growth in loans. The Company has addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and longer term advances from the Federal Home Loan Bank of Indianapolis
(FHLB).


                           REGULATION AND SUPERVISION
                           --------------------------

Both the Company and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Federal Reserve Board, The Federal Deposit Insurance Corporation (the "FDIC") and the Indiana Department of Financial Institutions (the "DFI"). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

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

Effective as of March 11, 2001, the Gramm-Leach-Bliley Act allows bank holding companies which met certain management, capital and CRA standards and which have elected to become a finance holding company to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies. This act also removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies.

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

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories of 0 percent, 20 percent, 50 percent, or 100 percent, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either is subject to higher capital requirements.

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

USA Patriot Act. The United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate and accounting scandals that have occurred during the past year. The Sarbanes-Oxley Act's principal legislation includes:

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

Statistical Data.
            Selected Financial Data
            -----------------------

                              Financial Highlights
         (dollar amounts in thousands, except share and per share data)

                                                  At or for the Years Ended December 31,
                                            ------------------------------------------------
                                              2003      2002      2001      2000      1999
                                            --------  --------  --------  --------  --------
           Summary of operations
Net interest income ......................  $ 19,140  $ 18,738  $ 16,937  $ 15,694  $ 14,769
Less:  Provision for Loan Losses .........     3,920     1,762     1,050       720       585
                                            --------  --------  --------  --------  --------
Net interest income, after provision
   for loan losses .......................    15,220    16,976    15,887   #14,974    14,184


Noninterest income .......................     8,182     6,070     4,916     3,734     3,852
Noninterest expense ......................    16,285    13,931    12,046    10,744    11,052
Net income ...............................     5,054     6,098     5,749     5,333     4,723


             Per common share
Basic and fully diluted earnings per share  $   0.83  $   1.00  $   0.94  $   0.87  $   0.77
Cash dividends per share .................      0.49      0.48      0.44      0.40      0.34
Book value per common share ..............      7.49      7.25      6.67      6.14      5.62


        Selected year-end balances
Total assets .............................  $589,263  $533,317  $495,553  $441,831  $416,649
Total securities .........................   109,498   103,779    88,450   102,250   109,237
Total loans-including loans held for sale    424,511   391,315   371,800   296,759   273,894
Total deposits ...........................   436,683   398,567   359,206   342,995   313,150
Shareholders' equity .....................    45,375    44,263    40,684    37,732    34,444


         Selected average balances
Total assets .............................  $562,836  $520,310  $454,485  $428,582  $393,225
Total securities .........................   105,242    97,974    91,872   105,495    99,718
Total loans-including loans held for sale    411,762   381,126   327,125   287,485   254,397
Total deposits ...........................   425,378   392,789   354,185   335,505   314,769
Shareholders' equity .....................    45,188    42,588    39,609    36,075    33,445


     Ratios based on average balances
Return on assets (1) .....................      0.90 %    1.17 %    1.26 %    1.24 %    1.20 %
Return on equity (2) .....................     11.18     14.32     14.52     14.78     14.12
Dividend payout ratio (3) ................     59.05     48.01     46.83     45.98     44.06
Equity to assets ratio (4) ...............      8.03      8.19      8.72      8.42      8.51

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

                    Average Balance Sheets and Interest Rates
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                            Years Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                       2003                           2002                           2001
                                          -----------------------------   ----------------------------   ---------------------------
ASSETS                                     Average              Average   Average              Average   Average             Average
                                           Balance   Interest    Rate     Balance   Interest    Rate     Balance   Interest    Rate
                                           -------   --------    ----     -------   --------    ----     -------   --------    ----
Interest earning assets
    Taxable ............................. $  81,752  $   3,413   4.18%   $  71,781  $   3,884   5.41%   $  61,036  $   3,446   5.65%
    Tax-exempt (1) ......................    23,490      1,463   6.23%      26,193      1,699   6.49%      30,836      1,930   6.26%
                                          ---------  ---------           ---------  ---------           ---------  ---------
      Total securities ..................   105,242      4,877   4.63%      97,974      5,583   5.70%      91,872      5,376   5.85%

  Loans (2) .............................   411,762     23,649   5.74%     381,126     24,825   6.51%     327,125     26,778   8.19%
   Time deposits with banks .............        35         --   0.00%          41          1   2.44%          32          2   6.25%
   FHLB Stock ...........................     2,188        110   5.03%       1,870        113   6.04%       1,359        101   7.43%
  Federal funds sold ....................     8,334         90   1.08%       6,122         97   1.58%       2,072         89   4.30%
                                          ---------  ---------           ---------  ---------           ---------  ---------
   Total interest earning assets ........   527,561     28,726   5.45%     487,133     30,619   6.29%     422,460     32,346   7.66%
                                          ---------  ---------           ---------  ---------           ---------  ---------

Noninterest earning assets
  Allowance for loan losses .............    (5,689)                        (4,206)                        (3,949)
  Premises and equipment & other assets .    22,975                         20,030                         19,597
  Cash and due from banks ...............    17,989                         17,353                         16,377
                                          ---------                      ---------                      ---------
      Total assets ...................... $ 562,836                      $ 520,310                      $ 454,485
                                          =========                      =========                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Total interest-bearing deposits ....... $ 359,129      6,541   1.82%   $ 333,710      8,794   2.64%   $ 299,400     12,649   4.22%
  Borrowed funds:
      Short-term borrowings .............    44,318        280   0.63%      41,499        420   1.01%      38,065      1,224   3.22%
      Other borrowings ..................    42,724      1,971   4.61%      37,556      1,834   4.88%      16,362        864   5.28%
                                          ---------  ---------           ---------  ---------           ---------  ---------
           Total borrowed funds .........    87,042      2,251   2.59%      79,055      2,254   2.85%      54,427      2,088   3.84%
                                          ---------  ---------           ---------  ---------           ---------  ---------
  Total interest-bearing liabilities ....   446,171      8,792   1.97%     412,765     11,048   2.68%     353,827     14,737   4.17%

Noninterest-bearing liabilities
  Noninterest-bearing demand deposits ...    66,249                         59,079                         54,785
  Other liabilities .....................     5,228                          5,878                         6,264
  Shareholders' equity ..................    45,188                         42,588                         39,609
                                          ---------                      ---------                      ---------
  Total liabilities and
    shareholders' equity ................ $ 562,836      8,792           $ 520,310     11,048           $ 454,485     14,737
                                          =========  ---------           =========  ---------           =========  ---------
Interest margin recap
  Net interest income and
    interest rate spread
  T/E net interest income margin ........               19,934   3.47%      19,571              3.61%      17,609              3.49%
  T/E net interest margin as a percent of
     total average earning assets .......                        3.78%                          4.02%                          4.17%
  Tax equivalent adjustment (3) .........                  794                 833                            672
                                                     ---------           ---------                      ---------
          Net interest income ...........             $  19,140          $  18,738                      $  16,937
                                                      =========          =========                      =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40% for the period after investments were transferred to the Delaware subisdiary and at 34% for all other periods.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(3) Interest income adjustment to convert tax-exempt investment securities interest to fully tax equivalent basis using a marginal rate of 34% in 2001. Tax equivalent adjustment in 2002 increased to 40% for effect of out of state investment subsidiary.

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

                             Volume / Rate Analysis
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                            2003 Compared to 2002         2002 Compared to 2001         2001 Compared to 2000
                                          Increase (Decrease) Due to    Increase (Decrease) Due to    Increase (Decrease) Due to
                                          --------------------------    --------------------------    --------------------------
                                          Volume     Rate      Total    Volume     Rate      Total    Volume     Rate      Total
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------
Interest income
---------------
  Loans ...............................   $ 2,091   $(3,267)  $(1,176)  $ 4,824   $(6,777)  $(1,953)  $ 3,765   $(2,876)  $   889
  Securities:
     Taxable ..........................       586    (1,057)     (471)      627      (189)      438      (482)      (88)     (570)
     Tax-exempt .......................      (164)      (72)     (236)     (277)       46      (231)     (315)      (29)     (344)
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------
        Total securities interest .....       422    (1,129)     (707)      350      (143)      207      (797)     (117)     (914)
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------

  Time deposits with banks ............         0        (1)       (1)        0        (1)       (1)       (2)        2         0
  FHLB stock ..........................        21       (24)       (3)       43       (31)       12         8        (9)       (1)
  Federal funds sold ..................        41       (48)       (7)      257      (249)        8       (11)      (44)      (55)
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------
          Total interest income .......     2,575    (4,469)   (1,894)    5,473    (7,201)   (1,727)    2,963    (3,044)      (81)
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------

Interest expense
----------------
  Interest-bearing deposits ...........       711    (2,965)   (2,254)    1,577    (5,432)   (3,855)      854    (1,262)     (408)
  Short-term borrowings ...............        30      (170)     (140)      119      (923)     (804)     (171)     (899)   (1,070)
  Long-term debt ......................       262      (125)      137     1,199      (229)      970       393      (119)      274
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------
          Total interest expense ......     1,003    (3,260)   (2,257)    2,895    (6,584)   (3,689)    1,076    (2,280)   (1,204)
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------

      Change in net interest income
          (fully tax-equivalent basis)    $ 1,572   $(1,208)      363   $ 2,578   $  (617)    1,962   $ 1,887   $  (763)    1,123
                                          =======   =======             =======   =======             =======   =======

Tax equivalent adjustment (1) .........                            39                          (161)                          120
                                                              -------                       -------                       -------

          Change in net interest income                       $   402                       $ 1,801                       $ 1,243
                                                              =======                       =======                       =======

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

                      Analysis of Allowance for Loan Losses
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                        Years Ended December 31,
                                                    -----------------------------------------------------------------
                                                      2003          2002          2001          2000          1999
                                                    ---------     ---------     ---------     ---------     ---------
Balance at beginning of year ....................   $   4,574     $   4,198     $   3,873     $   3,343     $   3,562

Loans charged off
-----------------
  Commercial and industrial .....................      (1,091)         (535)         (374)          (87)         (522)
  Real estate ...................................      (2,391)         (849)         (191)          (56)         (143)
  Installment ...................................        (172)         (158)         (255)         (152)         (195)
                                                    ---------     ---------     ---------     ---------     ---------
          Total charge-offs .....................      (3,654)       (1,542)         (820)         (295)         (860)
                                                    ---------     ---------     ---------     ---------     ---------

Charge-offs recovered
---------------------
  Commercial and industrial .....................          47            14            39            46            18
  Real estate ...................................          63           103             9            14            10
  Installment ...................................          69            39            47            45            28
                                                    ---------     ---------     ---------     ---------     ---------
          Total recoveries ......................         179           156            95           105            56
                                                    ---------     ---------     ---------     ---------     ---------

Net loans charged off ...........................      (3,475)       (1,386)         (725)         (190)         (804)
Current year provision ..........................       3,920         1,762         1,050           720           585
                                                    ---------     ---------     ---------     ---------     ---------

Balance at end of year ..........................   $   5,019     $   4,574     $   4,198     $   3,873     $   3,343
                                                    =========     =========     =========     =========     =========

Loans at year end (excluding loans held for sale)   $ 422,292     $ 383,898     $ 363,768     $ 295,965     $ 273,471

Ratio of allowance to loans (excluding loans held
     for sale) at period end ....................        1.19%         1.19%         1.15%         1.31%         1.22%

Average loans ...................................   $ 411,762     $ 381,126     $ 327,125     $ 287,485     $ 254,397

Ratio of net loans charged off
  to average loans ..............................        0.84%         0.36%         0.22%         0.07%         0.32%

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

                   Allocation of the Allowance for Loan Losses
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                       2003                   2002                   2001
                                                ------------------     ------------------     ------------------
                                                Amount     Percent     Amount     Percent     Amount     Percent
                                                ------     -------     ------     -------     ------     -------
Balance at December 31:
  Commercial and industrial .................   $1,273      19.56 %    $1,237      19.84 %    $1,430      19.83 %
  Real Estate ...............................    2,690      75.65       2,304      74.43       1,941      74.13
  Installment ...............................      418       4.79         446       5.73         358       6.04
  Unallocated ...............................      638        N/A         587        N/A         469        N/A
                                                ------     ------      ------     ------      ------     ------
       Total allowance for loan losses ......   $5,019     100.00 %    $4,574     100.00 %    $4,198     100.00 %
                                                ======     ======      ======     ======      ======     ======


                                                       2000                   1999
                                                ------------------     ------------------
                                                Amount     Percent     Amount     Percent
                                                ------     -------     ------     -------
Balance at December 31:
  Commercial and industrial .................   $1,022      22.53 %    $  804      21.53 %
  Real Estate ...............................    2,327      68.35       1,927      68.78
  Installment ...............................      405       9.12         325       9.69
  Unallocated ...............................      119        N/A         287        N/A
                                                ------     ------      ------     ------
       Total allowance for loan losses ......   $3,873     100.00 %    $3,343     100.00 %
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

                              Nonperforming Assets
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                 December 31,
                                                ----------------------------------------------
                                                 2003      2002      2001      2000      1999
                                                ------    ------    ------    ------    ------
Principal balance
-----------------
Nonaccrual ..................................   $5,686    $3,612    $  779    $  332    $  389
Restructured ................................      502       445       373       416       446
90 days or more past due and still accruing .      173       588     1,637     2,289       849
                                                ------    ------    ------    ------    ------
          Total nonperforming loans .........   $6,361    $4,645    $2,789    $3,037    $1,684
                                                ======    ======    ======    ======    ======

Nonperforming loans as a percent of total
    loans (including loans held for sale) ...     1.50%     1.19%     0.75%     1.02%     0.61%

Other real estate owned (OREO) ..............   $  534    $  110    $  505    $  362    $   89

OREO as a percent of total loans (including
    loans held for sale) ....................     0.13%     0.03%     0.14%     0.12%     0.03%

Allowance as a percent of nonperforming loans    78.90%    98.47%   150.52%   127.53%   198.52%

Interest income of $103,000 for the year ended December 31, 2003, was recognized on the nonaccruing and restructured loans listed in the table above, whereas, interest income of $336,000 would have been recognized under their original terms.

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

Management has identified $8.9 million and $14.0 million of loans on its watch list which were not included in impaired or nonperforming loans at December 31, 2003 and 2002, respectively. The majority of the year-over-year decrease is a result of the following items. At December 31, 2002, loans totaling $2.5 million to vendors and other parties related to the aforementioned real estate developer who declared bankruptcy were included on the watch list but were not yet considered to be impaired or nonperforming, while at December 31, 2003, these loans were nonperforming. Also one large loan that was on the watch list at December 31, 2002 paid off during 2003 and another large loan on the watch list at December 31, 2002 is now current and is no longer classified.


                         Noninterest Income and Expense
                         ------------------------------

A comparative table and complete discussion of noninterest income and expense is contained in the 2003 Annual Report to Shareholders - Managements Discussion and Analysis on pages 23 to 25 under the caption "Other Income and Expense."

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

The tables on the following page summarize the carrying values of securities from December 31, 2001 through December 31, 2003. The maturity distribution of securities at December 31, 2003 is summarized by classification. Yields on tax-exempt securities are adjusted to a tax equivalent basis using a marginal federal tax rate of 40 percent after the securities were transferred to the Delaware subsidiary in 2002 and 34 percent for all other periods.

                                   Securities
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                 December 31,
                                        ------------------------------
                                          2003       2002       2001
                                        --------   --------   --------
Available for sale
------------------
  U.S. Treasury & government agencies   $ 48,471   $ 26,672   $ 16,110
  States and political subdivisions .      4,998      3,489      1,475
  Mortgage-backed & asset-backed ....      9,600      9,283
  Equity securities .................      3,303      3,589        236
                                        --------   --------   --------

        Total available for sale ....     66,372     43,033     17,821


Held to Maturity
----------------
  U.S. Treasury & government agencies     22,617     35,643     39,172
  States and political subdivisions .     17,170     22,269     28,375
  Mortgage-backed & asset-backed ....         10         17         22
                                        --------   --------   --------

        Total held to maturity ......     39,797     57,929     67,569


Trading securities
------------------
   Mutual funds .....................      3,329      2,817      3,060
                                        --------   --------   --------
        Total trading securities ....      3,329      2,817      3,060
                                        --------   --------   --------

            Total Securities ........   $109,498   $103,779   $ 88,450
                                        ========   ========   ========



Securities Maturity Schedule at December 31, 2003
-------------------------------------------------

                                        1 Year and Less    1 to 5 Years       5 to 10 Years      Over 10 Years          Total
                                        ----------------  ----------------   ----------------   ----------------  ----------------
                                        Balance    Rate   Balance    Rate    Balance    Rate    Balance    Rate   Balance     Rate
                                        -------    ----   -------    ----    -------    ----    -------    ----   -------     ----
Available for sale
------------------
  U.S. Treasury & government agencies   $ 9,671    2.86%  $38,800    3.06%   $    --            $    --           $ 48,471    3.02%
  State and municipal ...............       983    3.06%    4,015    2.99%        --                 --              4,998    3.00%
  Mortgage-backed & asset-backed (1)      2,909    2.86%    5,638    4.35%     1,053    3.21%        --              9,600    4.17%
  Equity securities (2) .............     3,303    1.16%       --                 --                 --              3,303    1.16%
                                        -------           -------            -------            -------           --------
        Total available for sale ....   $16,866           $48,453            $ 1,053            $    --           $ 66,372    3.09%
                                        =======           =======            =======            =======           ========

Held to Maturity
----------------
  U.S. Treasury & government agencies   $15,564    6.06%  $ 7,052    4.49%   $    --            $    --           $ 22,616    5.57%
  State and municipal ...............    10,674    5.82%    6,496    5.50%        --                 --             17,170    5.70%
  Mortgage-backed & asset-backed (1)          2    7.65%        9    6.37%        --                 --                 11    6.58%
                                        -------           -------            -------            -------           --------
        Total held to maturity ......   $26,240           $13,557            $    --            $    --           $ 39,797    5.63%
                                        =======           =======            =======            =======           ========

Trading Securities
------------------
   Mutual funds (2) .................   $ 3,329    1.81%  $    --            $    --            $    --           $  3,329    1.81%
                                        -------           -------            -------            -------           --------
        Total trading securities ....   $ 3,329           $    --            $    --            $    --           $  3,329    1.81%
                                        =======           =======            =======            =======           ========

(1) Mortgage-backed and asset-backed securities maturities are based on average life at the projected prepayment speed.
(2) Equity securities and mutual funds have no maturities but may be sold at any time

The majority of the securities portfolio is comprised of U.S. Treasury and government agency securities, and state and municipal securities (tax-exempt). Trading securities consist solely of mutual funds held in a grantor trust, established for the Monroe Bancorp Directors' Deferred Compensation Plan.

The securities portfolio carries varying degrees of risk. Investments in U.S. Treasury and federal agency securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2003. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10 percent of the Company's shareholders' equity as of December 31, 2003. The Company does not use off-balance sheet derivative financial instruments. As of December 31, 2003 and December 31, 2002, the securities portfolio held no structured notes.

                                      Loans
                                      -----

The loan portfolio constitutes the major earning asset of the Company, and offers the best alternative for maximizing interest spread above the cost of funds. The Company's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any credit which exceeds the authority of the loan officer, but is under $2 million is forwarded to the Company's Officers' Loan Committee for approval. This committee is comprised of the President/CEO, the Senior Vice President of Loans and several experienced loan officers. Individual credits exceeding $2 million are forwarded to the Board of Directors' loan committee for approval. This loan committee is comprised of seven board members, one of whom is the President/CEO. The loan committee not only acts as an approval body to ensure consistent application of the Company's loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

The Company's primary lending area generally includes Monroe, Lawrence, Jackson, Hendricks and contiguous counties in South Central Indiana. The Company extends out-of-area credit only to borrowers who are considered to be low risk, and then, only on a limited basis.

The following table reflects outstanding balances by loan type.

                                Loans Outstanding
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------
                                             At December 31,
                             2003      2002      2001      2000      1999
                           --------  --------  --------  --------  --------
Commercial and industrial  $ 81,989  $ 76,301  $ 72,640  $ 66,233  $ 58,177
Agricultural ............     1,028     1,322     1,084       639       784
Real estate:
   One-to-four-family ...   105,455   111,297   119,709    86,512    83,367
   Multi-family .........    43,682    44,640    41,941    37,656    34,078
   Commercial ...........   108,871    88,661    71,057    42,424    40,782
   Construction .........    40,560    27,471    28,013    24,277    20,787
   Home equity ..........    21,044    17,927    13,637    10,554     7,938
   Farm land ............     1,538     1,270     1,256     1,388     1,454
Installment .............    20,344    22,426    22,463    27,076    26,527
                           --------  --------  --------  --------  --------
        Total loans .....  $424,511  $391,315  $371,800  $296,759  $273,894
                           ========  ========  ========  ========  ========


The following table presents the composition of the loan portfolio expressed as a percent of total loans.

                                             At December 31,
                           ------------------------------------------------
                             2003      2002      2001      2000      1999
                           --------  --------  --------  --------  --------
Commercial and industrial.    19.31 %   19.50 %   19.54 %   22.32 %   21.24 %
Agricultural..............     0.24      0.34      0.29      0.22      0.28
Real estate:
   One-to-four-family.....    24.84     28.44     32.20     29.14     30.44
   Multi-family...........    10.29     11.41     11.28     12.69     12.44
   Commercial.............    25.65     22.66     19.11     14.30     14.89
   Construction...........     9.55      7.02      7.53      8.18      7.59
   Home equity............     4.96      4.58      3.67      3.56      2.90
   Farm land..............     0.36      0.32      0.34      0.47      0.53
Installment...............     4.79      5.73      6.04      9.12      9.69
                           --------  --------  --------  --------  --------
         Total............   100.00 %  100.00 %  100.00 %  100.00 %  100.00 %
                           ========  ========  ========  ========  ========

A discussion of each material line item set forth in the preceding tables follows:

o           Commercial and Industrial Lending
At December 31 2003, commercial and industrial loans totaled $82.0 million, or
19.3 percent of the total loan portfolio. This category is comprised of business loans and business lines of credit. Approximately 75 percent of commercial and industrial loans are secured by business assets; furniture and fixtures, inventory, accounts receivable or automobiles. Approximately 25 percent of these loans are unsecured, however, approximately 98 percent of these unsecured loans carry personal guarantees. At December 31, 2003, 16.2 percent of commercial and industrial loans were fixed rate and 83.8 percent were variable rate. Adjustable rate loans carry a maximum maturity of eight years. Fixed-rate loans carry a maximum maturity of five years. Lines of credit are normally written for a one-year term or less. Interest rates on variable rate loans are indexed to prime, and vary as the prime rate changes. These loans are made to a wide variety of businesses in our primary lending area, and there were no concentrations in any one industry.

o           One-to-four-family Residential Real Estate Lending
At December 31, 2003, one-to-four-family mortgages totaled $105.5 million, or
24.8 percent of the total loan portfolio. Indiana University's presence in the community provides a strong rental market, accordingly, a material amount of these loans were for other than single-family residences. At December 31, 2003,
4.2 percent of these loans were fixed rate and 95.8 percent were adjustable rate. Adjustable-rate mortgages (or ARMs) are offered with either a one-year, three-year, or five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually. The Company uses an index tied to the one-year U.S. Treasury bill rate to reprice our ARM loans. These loans have a maximum maturity of 30 years. It is the Company's practice to sell essentially all of the fixed rate owner-occupied residential mortgages it originates on the secondary market. The Company obtains a commitment from the purchaser to buy these loans before they are closed, and does not retain servicing. Adjustable rate loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. The payment history for these ARM loans has not varied significantly from that of fixed rate loans.

o           Multi-family and Commercial Real Estate Lending
These loans are secured primarily by multi-family (five or more) dwellings, small retail establishments, not-for-profit organizations' buildings and small office buildings located in the Company's primary lending area. At December 31, 2003, commercial and multi-family loans totaled $152.6 million, or 35.9 percent of the total loan portfolio. At December 31, 2003, 6.5 percent were fixed rate while 93.5 percent were adjustable rate. These loans generally require monthly payments and have maximum maturities of 25 years. The majority of the fixed-rate loans have maximum maturities of five years. The Company occasionally offers longer term fixed-rate commercial real estate loans, however, these are match funded with FHLB advances. The Company offers one-year, three-year and five-year multi-family and commercial ARMs. These loans are indexed to prime. Loans secured by multi-family and commercial real estate are underwritten based on the income-producing potential of the property and the financial strength of the borrower. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide periodic financial information. Because payments on loans secured by multi-family and commercial real estate are often dependent on the successful management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

o           Construction and Vacant Land Lending
At December 31, 2003, construction and vacant land loans totaled $40.6 million, representing 9.6 percent of the total loan portfolio. The Company originates construction loans on commercial and residential properties located in its primary lending area. At December 31, 2003, 12.4 percent of these loans were fixed rate and 87.6 percent were variable rate. The vast majority of these loans have maturity dates of less than one year. The interest rates on these loans are indexed to prime. During the construction phase, the borrower generally pays interest only on a monthly basis. Loans to individuals for the construction of their residences may either be short-term construction financing or a construction/ permanent loan which automatically converts to a long-term mortgage consistent with our one-to-four family loan products. These loans involve many of the same risks inherent with commercial and multi-family loans discussed above and tend to be more sensitive to general economic conditions than many other types of loans.

o           Home Equity Lending
At December 31, 2003, home equity loans totaled $21.0 million, representing 5.0 percent of the total loan portfolio. All home equity loans are adjustable rate loans, and adjust after one year. Interest rates on these loans are tied to prime and increase as the loan-to-value ratio increases. These loans may be originated in amounts, together with the existing first mortgage, of up to 100 percent of the value of the property securing the loan. The maximum term of these loans is 30 years.

o           Installment Lending
This category is comprised of new and used automobile loans, mobile home loans, secured and unsecured personal loans, and personal lines of credit. At December 31, 2003, the balance of this account was $20.3 million, representing 4.8 percent of total loans. Installment loans, at December 31, 2003, were divided between the following categories: automobile loans 48.9 percent, secured personal loans 15.2 percent, lines of credit 12.3 percent, unsecured personal loans 17.1 percent, and mobile home loans 6.5 percent. The indirect lending function comprises approximately 25 percent of all personal loans. We originate auto loans, boat and recreational vehicle loans on both a direct and an indirect basis. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate which is sometimes in excess of the rate we require. Any premium is amortized over the remaining life of the loan. Any prepayments are charged to future amounts owed that dealer.

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

The following table reflects the maturity schedule of loans. Also indicated are fixed and variable rate loans maturing after one year.

                                 Loan Liquidity
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                          Loan Maturities at December 31, 2003
                                       -----------------------------------------
                                        1 Year      1 - 5     Over 5
                                       and Less     Years     Years       Total
                                       --------   --------   --------   --------
Commercial and industrial ..........   $ 40,564   $ 31,483   $ 10,970   $ 83,017
Real estate:
     One-to-four-family ............      4,144      2,453     98,858    105,455
     Multi-family ..................       --        2,066     41,616     43,682
     Commercial ....................      6,258      5,708     96,905    108,871
     Construction ..................     28,588      7,421      4,551     40,560
     Home equity ...................       --           96     20,948     21,044
     Farm land .....................         11         79      1,448      1,538
Installment ........................      5,232     11,862      3,250     20,344
                                       --------   --------   --------   --------
          Total loans ..............   $ 84,797   $ 61,168   $278,546   $424,511
                                       ========   ========   ========   ========


Loans maturing after 1 year with:
    Fixed interest rates ...........              $ 12,171   $ 34,442
    Floating interest rates ........                48,997    244,104
                                                  --------   --------
                                                  $ 61,168   $278,546
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

                               Deposit Information
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                        2003              2002               2001
                                 -----------------------------------------------------
                                  Amount    Rate    Amount    Rate     Amount    Rate
                                 --------   -----  --------   -----   --------   -----
Noninterest bearing ..........   $ 66,249          $ 59,079           $ 54,785
Interest bearing demand ......    155,386   0.66%   133,553   1.22%    115,980   2.52%
Savings deposits .............     26,011   0.57%    20,328   1.03%     17,847   1.83%
Time .........................    177,732   3.02%   179,829   3.87%    165,573   5.67%
                                 --------          --------           --------
        Total average deposits   $425,378   1.82%  $392,789   2.64%   $354,185   4.22%
                                 ========          ========           ========



Certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                         at December 31,
                          -------------------------------------------
CD's over $100,000           2003             2002              2001
                          --------        --------           --------
   3 months or less.....  $ 14,030         $ 15,390          $ 16,391
   3 through 6 months...     8,499           14,421            10,676
   6 through 12 months..    14,232           15,464            18,615
   Over 12 months.......    26,143           24,735            14,498
                          --------         --------          --------
                          $ 62,904         $ 70,010          $ 60,180
                          ========         ========          ========

                                   Borrowings
                                   ----------

A detailed schedule of short-term borrowings follows:


                              Short-term Borrowings
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                             December 31,
                                                                      ---------------------------
                                                                        2003      2002      2001
                                                                      -------   -------   -------
     Repurchase agreements outstanding .............................  $48,507   $39,158   $36,312
     Federal funds purchased .......................................    8,900    10,050    21,900
                                                                      -------   -------   -------
     Total short-term borrowings ...................................  $57,407   $49,208   $58,212
                                                                      =======   =======   =======


     Average federal funds purchased during the year ...............  $ 1,483   $ 2,252   $ 2,560

     Average repurchase agreements during the year .................  $42,835   $39,247   $35,504

     Maximum month-end repurchase agreements .......................  $48,507   $44,392   $37,313

     YTD Average interest rate on repurchase agreements ...........     0.60%     0.96%     3.17%
     Average interest rate at end of period on repurchase agreements    0.49%     0.74%     1.10%


Repurchase agreements are borrowings, the majority of which mature daily, and are secured by U.S. Treasury and government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLB") in 1997 and has the authority of the Company's Board of Directors to borrow up to $57 million from the FHLB. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and multi-family loans. Other borrowings, consisting of FHLB advances and loans sold under repurchase agreements, were $44.5 million and $36.0 million, as of December 31, 2003 and 2002, respectively. The FHLB borrowings accounted for the vast majority of other borrowings. The Company had a net increase in borrowings from the FHLB of $8.9 million during 2003, because FHLB advances were used to help fund the growth of certain commercial loans that were made with rates fixed for five years and reprice annually thereafter. The Company expects to primarily use deposit growth in the future as a source of loan funding and for general liquidity, but may continue to supplement this with additional FHLB advances.

                                    Liquidity
                                    ---------


A table detailing the maturity and repricing of the Company's assets accompanied by a discussion of the Company's interest rate sensitivity and liquidity is presented in the 2003 Annual Report to Shareholders - Management's Discussion and Analysis on pages 19 to 21 under the caption "Interest Sensitivity and Disclosures about Market Risk" and on pages 22 to 23 under the caption "Liquidity."

The following table details the main components of cash flows for the years ended December 31, 2003 and 2002.


                            Funding Uses and Sources
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                          Year Ended December 31, 2003      Year Ended December 31, 2002
                                          -----------------------------     ------------------------------
                                                    Increase/(Decrease)                Increase/(Decrease)
                                          Average   -------------------     Average    -------------------
                                          Balance     Amount    Percent     Balance     Amount    Percent
                                          --------   --------   -------     --------   --------   -------
Funding Uses
------------
Loans, net of unearned income .........   $411,762   $ 30,636     8.04 %   $381,126    $ 54,001    16.51 %
Taxable securities ....................     81,752      9,971    13.89       71,781      10,745    17.60
Tax-exempt securities .................     23,490     (2,703)  (10.32)      26,193      (4,643)  (15.06)
Federal funds sold ....................      8,334      2,212    36.13         6,122      4,050   195.46
                                          --------   --------               --------   --------
          Total uses ..................   $525,338   $ 40,116     8.27      $485,222   $ 64,153    15.24
                                          ========   ========               ========   ========

Funding Sources
---------------
Noninterest bearing deposits ..........   $ 66,249   $  7,170    12.14 %    $ 59,079   $  4,294     7.84 %
Interest bearing demand, savings & time    359,129     25,419     7.62       333,710     34,310    11.46
Short-term borrowings .................     44,318      2,819     6.79        41,499      3,434     9.02
Other borrowings ......................     42,724      5,168    13.76        37,556     21,194   129.53
                                          --------   --------               --------   --------
          Total sources ...............   $512,420   $ 40,576     8.60      $471,844   $ 63,232    15.47
                                          ========   ========               ========   ========


                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2003 and 2002, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines described in the "Capital Regulations" subsection of the "Regulation and Supervision" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2003 management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

                                     Capital
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------
                                                              At December 31,
                                                          ---------------------
                                                             2003        2002
                                                          ---------   ---------
Tier 1 capital
     Shareholders' equity ..............................  $  45,375   $  44,263
     Less: Intangibles .................................       --          --
     Add / deduct: Unrealized (gain)  loss on securities       (406)       (692)
                                                          ---------   ---------
          Total Tier 1 capital .........................  $  44,969   $  43,571
                     =                                    =========   =========


Total risk-based capital
     Tier 1 capital ....................................  $  44,969   $  43,571
     Tier 2 capital ....................................      5,019       4,574
                                                          ---------   ---------
          Total risk-based capital .....................  $  49,988   $  48,145
                                                          =========   =========



Risk weighted assets ...................................  $ 413,624   $ 371,015

Quarterly average assets ...............................  $ 574,811   $ 534,868

Risk-based ratios:
     Tier 1.............................................      10.87%      11.74%

     Total risk-based capital...........................      12.09%      12.98%

     Leverage ratios....................................       7.82%       8.15%

ITEM 2.          PROPERTIES.

The Company, through the Bank, currently operates its business from its main office in downtown Bloomington, Indiana and from fifteen additional branch locations in Monroe, Jackson, Hendricks and Lawrence Counties in Indiana. The Company also has an operations center. Information about those locations is set forth in the table on the following page.

-------------------------------------------------------------------------------
NAME OF OFFICE                   LOCATION/TELEPHONE NUMBER          OWNED/LEASED
-------------------------------------------------------------------------------
Downtown Main Office             210 East Kirkwood Avenue               Owned
                                 Bloomington, IN 47408
                                 (812) 336-0201
-------------------------------------------------------------------------------
Ellettsville Banking Center      4616 West Richland Plaza               Owned
                                 Bloomington, IN 47404
                                 (812) 876-6044
-------------------------------------------------------------------------------
Highland Village Banking Center  4191 West Third Street                 Owned
                                 Bloomington, IN 47403
                                 (812) 331-3501
-------------------------------------------------------------------------------
Kinser Crossing Banking Center   1825 North Kinser Pike                 Leased
                                 Bloomington, IN 47404
                                 (812) 331-3518
-------------------------------------------------------------------------------
Kirkwood Auto Branch             306 East Kirkwood Avenue               Owned
                                 Bloomington, IN 47408
                                 (812) 331-3510
-------------------------------------------------------------------------------
Loan Center                      111 South Lincoln Street               Owned
                                 Bloomington, IN 47408
                                 (812) 331-3555
-------------------------------------------------------------------------------
Mall Road Banking Center         2801 Buick-Cadillac Blvd.              Owned
                                 Bloomington, IN 47401
                                 (812) 331-3507
-------------------------------------------------------------------------------
Walnut Park Banking Center       2490 South Walnut Street               Owned
                                 Bloomington, IN 47403
                                 (812) 331-3514
-------------------------------------------------------------------------------
Brownstown Banking Center        1051 West Spring Street                Owned
                                 Brownstown, IN 47220
                                 (812) 358-3171
-------------------------------------------------------------------------------
Avon Banking Center              7517 Beechwood Centre Road, Suite 300  Leased
                                 Avon, IN 46123
                                 (317) 272-7820
-------------------------------------------------------------------------------
Brownsburg Banking Center        65 Garner Road, Suite 400              Leased
                                 Brownsburg, IN 46112
                                 (317) 837-5201
-------------------------------------------------------------------------------
Plainfield Banking Center        2059 Hadley Road                       Leased
                                 Plainfield, IN 46168
                                 (317) 837-520
-------------------------------------------------------------------------------
Bedford Banking Center           Limestone Business Center, 2119 West   Leased
                                 16th Street
                                 Bedford, IN 47421
                                 (812) 275-7800
-------------------------------------------------------------------------------
Bell Trace Branch                800 Bell Trace Circle                  Leased
                                 Bloomington, IN 47408
                                 (812) 331-3575
-------------------------------------------------------------------------------
Meadowood Branch                 2455 Tamarack Trail                    Leased
                                 Bloomington, IN  47408
                                 (812) 353-7722
-------------------------------------------------------------------------------
Redbud Hills Branch              3211 E. Moores Pike                    Leased
                                 Bloomington, IN  47401
                                 (812) 353-7720
-------------------------------------------------------------------------------
Operations Center                5001 North State Road 37-Business      Leased
                                 Bloomington, IN  47404
-------------------------------------------------------------------------------

The Company owns its main office. It owns seven of its branch locations and leases space for eight branches. The Company also leases its Operations Center. The main office contains approximately 18,656 square feet of space, and is occupied solely by the Company. The Company's data processing center, bookkeeping and deposit operations departments are located at the Operations Center.


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


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED SHAREHOLDER MATTERS.

The Company's common stock is quoted on the Nasdaq National Market under the symbol "MROE." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported by the Nasdaq National Market:

                            Price Per Share
Quarter                High                 Low           Dividends Declared
-----------------------------------------------------------------------------
                  2003      2002       2003      2002      2003        2002
-----------------------------------------------------------------------------

First Quarter   $ 14.18   $ 12.25    $ 13.11   $ 10.72    $  .12      $  .12
Second Quarter    14.07     14.57      13.00     12.25       .12         .12
Third Quarter     14.50     14.00      13.46     13.23       .12         .12
Fourth Quarter    14.25     13.91      13.81     12.00       .13         .12

In each quarter during 2002 and 2003, the Company declared and paid the cash dividends listed in the above table for a per share total of $ .49 and $ .48 in 2003 and 2002, respectively. The Company has paid a regular cash dividend for over twenty-three consecutive years. The Company currently expects that comparable cash dividends will continue to be paid in the future.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total shareholders' equity of the Bank at December 31, 2003 was $43,912,000 of which $40,516,000 was restricted from dividend distribution to the Company. The Company does not anticipate that this regulatory limitation will affect the future payment of dividends.

As of March 8, 2004, there were approximately 313 shareholders of record.


ITEM 6.          SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 12 through 13 of the Company's 2003 Annual Report to Shareholders under the caption "Five-Year Financial Summary."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 14 through 28 of the Company's 2003 Annual Report to Shareholders under the caption "Management's Discussion and Analysis."


ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

The information required under this item is incorporated by reference to pages 19 through 21 of the Company's 2003 Annual Report to Shareholders - Management's Discussion and Analysis under the caption "Interest Sensitivity and Disclosures about Market Risk."


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 30 through 49 of the Company's 2003 Annual Report to Shareholders.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 9A.         CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-K, are effective.

(b) Changes in Internal Controls. There have been no significant changes in Monroe Bancorp's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c) Limitations on the Effectiveness of Controls. The Company's management, including its principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

(d) CEO and CFO Certifications. Appearing as exhibits to this report are Certifications of Monroe Bancorp's principal executive officer and principal financial officer. The Certifications are required in accord with
     Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
     Section 302 Certifications for a more complete understanding of the topics presented.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.         EXECUTIVE COMPENSATION.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 11 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.

----------------------------------------------------------------------------------------------------------
                                      Number of                            Number of securities remaining
                                  securities to be                         available for future issuance
Director and Management              issued upon       Weighted-average      under equity compensation
Incentive Stock Option               exercise of       exercise price of     plans-excluding securities
      Plans                      outstanding options  outstanding options  reflected in the first column
---------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by shareholders       135,000               $ 13.02                    445,000
---------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                      0                     0                          0
shareholders
----------------------------------------------------------------------------------------------------------
Totals                               135,000               $ 13.02                    445,000
----------------------------------------------------------------------------------------------------------


In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 12 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 12, with the exception of the table presented above, is incorporated herein by reference to such Proxy Statement.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 13 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 14 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.



                                     PART IV


ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K.

                                                                   Exhibit 13
                                                                   Page Number
                                                                   -----------

(a) 1.   Financial Statements:
          Independent accountants' report............................   29
          Consolidated balance sheets at
              December 31, 2003 and 2002.............................   30
          Consolidated statements of income, years ended
              December 31, 2003, 2002 and 2001........................  31
          Consolidated statements of shareholders equity,
              years ended December 31, 2003, 2002 and 2001............  32
          Consolidated statements of cash flows, years ended
              December 31, 2003, 2002 and 2001........................  33
          Notes to consolidated financial statements..................  34

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

(a) 3.   Exhibits:

Exhibit No:                         Description of Exhibit:
------------                        ----------------------

3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2001.

3 (ii) Monroe Bancorp Bylaws are incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (i)* 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (ii)* 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (iii)*                  Deferred Compensation Trust for Monroe Bancorp
                           is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (iv)* Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2001.

10 (v)* Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

10 (vi)* Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

10 (vii)*                  Third Amendment to the Monroe Bancorp Employee Stock
                           Ownership Plan is filed as part of this Form 10-K.

10(viii)*                  Monroe Bancorp Directors' Deferred Compensation Plan
                           as Amended and Restated Effective January 1, 1999 and
                           First and Second Amendments are filed as part of this Form 10-K.

10(ix)* Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments are filed as part of this Form 10-K.

13 2003 Annual Report to Shareholders (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

21                         Subsidiaries of the Registrant.

31(i)                      Certification for Annual Report on Form 10-K by
                           Principal Executive Officer.

31(ii) Certification for Annual Report on Form 10-K by Principal Financial Officer.

32(i) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement


(b) Reports on Form 8-K:

Monroe Bancorp filed the following Forms 8-K:

         Filed October 21, 2003, to report the release of a summary of third quarter earnings and a financial summary issued the same day.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March 2004.

                                MONROE BANCORP

                                By: /s/Mark D. Bradford
                                    --------------------------------------------
                                    Mark D. Bradford, President, Chief Executive
                                    Officer, (Principal Executive Officer)


                                By: /s/ Gordon M. Dyott
                                    --------------------------------------------
                                    Gordon M. Dyott
                                    Executive Vice President, Chief Financial
                                    Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title/Capacity
---------                                   --------------
Date
----

/s/ Mark D. Bradford                 President, Chief Executive Officer
--------------------------------     (Principal Executive Officer) and Director
March 25, 2004
Mark D. Bradford

/s/ Gordon M. Dyott                  Executive Vice President, Chief Financial
--------------------------------     Officer (Principal Financial Officer)
March 25, 2004
Gordon M. Dyott

/s/ Kathryn E. Burns                 Vice President, Director of Finance
--------------------------------     (Principal Accounting Officer)
March 25, 2004
Kathryn E. Burns

/s/ David D. Baer                    Director, Chairman
--------------------------------
March 25, 2004
David D. Baer

/s/ Bradford J. Bomba, Jr., M.D.     Director
--------------------------------
March 25, 2004
Bradford J. Bomba, Jr. M.D.

/s/ Steven R. Crider                 Director
 -------------------------------
March 25, 2004
Steven R. Crider

/s/ Timothy D. Ellis                 Director
--------------------------------
March 25, 2004
Timothy D. Ellis

/s/ Joyce Claflin Harrell            Director
--------------------------------
March 25, 2004
Joyce Claflin Harrell

/s/ Harry F. McNaught, Jr.           Director
--------------------------------
March 25, 2004
Harry F. McNaught, Jr.

/s/ Paul W. Mobley                   Director
--------------------------------
March 25, 2004
Paul W. Mobley

/s/ Richard P. Rechter               Director
--------------------------------
March 25, 2004
Richard P. Rechter

/s/ Charles R. Royal, Jr.            Director
--------------------------------
March 25, 2004
Charles R. Royal, Jr.