Form 10-Q
period 2004-03-31
MONROE BANCORP
filed 2004-05-14
CIK 745456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2004

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

                            210 East Kirkwood Avenue
                              Bloomington, IN 47408
                              ---------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (812) 336-0201
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]           No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]           No [X]

Outstanding Shares of Common Stock on March 31, 2004:  6,092,340
                                                       ---------

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        --------

Part I. Financial Information:


    Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets..........................3

               Consolidated Condensed Statements of Income - Three Months.....4

               Consolidated Condensed Statement of Shareholders' Equity.......5

               Consolidated Condensed Statements of Cash Flows................6

               Notes to Consolidated Condensed Financial Statements...........7

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................9

Forward Looking Statements....................................................16

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......16

    Item 4.  Controls and Procedures..........................................18

Part II.  Other Information:

    Item 1.  Legal Proceedings................................................18

    Item 2e.  Changes In Securities and Use of Proceeds.......................19

    Item 3.  Defaults Upon Senior Securities..................................19

    Item 4.  Submission of Matters to a Vote of Security Holders..............19

    Item 5.  Other Information................................................19

    Item 6a. Exhibits.........................................................19

    Item 6b. Reports on Form 8-K..............................................20

Signatures....................................................................21

Exhibit Index.................................................................22

Part I - Financial Information
------------------------------

Item 1.            Financial Statements
-------            --------------------

                    MONROE BANCORP AND SUBSIDIARY
                Consolidated Condensed Balance Sheets
           (Dollars in thousands, execept per share data)

                                                         March 31,  December 31,
                                                           2004        2003
                                                        (Unaudited)
                                                         ---------   ---------
Assets
Cash and due from banks ...............................  $  19,381   $  29,708
Trading securities, at fair value .....................      3,419       3,329
Investment securities
     Available for sale ...............................     78,991      66,372
     Held to maturity .................................     28,205      39,797
                                                         ---------   ---------
          Total investment securities .................    107,196     106,169

Loans .................................................    437,886     422,292
Allowance for loan losses .............................     (5,027)     (5,019)
                                                         ---------   ---------
     Net loans ........................................    432,859     417,273
Loans held for sale ...................................      3,079       2,219
Premises and equipment ................................     11,804      11,683
Federal Home Loan Bank of Indianapolis stock, at cost .      2,360       2,331
Other assets ..........................................     17,016      16,551
                                                         ---------   ---------
             Total assets .............................  $ 597,114   $ 589,263
                                                         =========   =========

Liabilities
Deposits
     Noninterest-bearing ..............................  $  68,965   $  73,579
     Interest-bearing .................................    385,523     363,104
                                                         ---------   ---------
          Total deposits ..............................    454,488     436,683

Borrowings ............................................     90,407     101,872
Other liabilities .....................................      5,935       5,333
                                                         ---------   ---------
             Total liabilities ........................    550,830     543,888

Commitments and Contingent Liabilities

Shareholders' Equity
Common stock, no-par value
    Authorized, 18,000,000 shares
    Issued and outstanding - 6,092,340 and 6,095,640
          shares, respectively ........................        137         137
Additional paid-in capital ............................      2,538       2,618
Retained earnings .....................................     43,556      42,689
Accumulated other comprehensive income ................        528         406
Unearned ESOT shares ..................................       (475)       (475)
                                                         ---------   ---------
             Total shareholders' equity ...............     46,284      45,375
                                                         ---------   ---------
             Total liabilities and shareholders' equity  $ 597,114   $ 589,263
                                                         =========   =========

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                 (Dollars in thousands, execept per share data)

                                                                Three Months Ended
                                                                      March 31,
                                                                ------------------
                                                                  2004        2003
                                                                -------     -------
Interest Income
Loans, including fees ......................................... $ 5,917     $ 5,855
Trading securities ............................................      17          13
Investment securities
     Taxable ..................................................     786         901
     Tax exempt ...............................................     181         234
Federal funds sold ............................................       2          22
                                                                -------     -------
            Total interest income .............................   6,903       7,025
                                                                -------     -------

Interest Expense
Deposits ......................................................   1,470       1,804
Short-term borrowings .........................................      77          75
Other borrowings ..............................................     484         426
                                                                -------     -------
            Total interest expense ............................   2,031       2,305
                                                                -------     -------
            Net interest income ...............................   4,872       4,720
Provision for loan losses .....................................     330         405
                                                                -------     -------
            Net interest income after provision for loan losses   4,542       4,315
                                                                -------     -------

Other Income
Fiduciary activities ..........................................     335         273
Service charges on deposit accoutns ...........................     707         634
Commission income .............................................     228         186
Securities gains (losses) .....................................     132          (4)
Unrealized gains (losses) on trading securities ...............      66         (25)
Net gains on loans sales ......................................     192         364
Other operating income ........................................     391         256
                                                                -------     -------
            Total other income ................................   2,051       1,684
                                                                -------     -------

Other Expenses
Salaries and employee benefits ................................   2,553       2,250
Net occupancy and equipment expense ...........................     627         638
Advertising ...................................................     149         127
Legal fees ....................................................     127         101
Appreciation (depreciation) in directors' and executives'
     deferred compensation plans ..............................      74         (19)
Other operating expense .......................................     649         608
                                                                -------     -------
            Total other expenses ..............................   4,179       3,705
                                                                -------     -------

            Income before income tax ..........................   2,414       2,294
            Income tax expense ................................     761         746
                                                                -------     -------
                        Net income ............................ $ 1,653     $ 1,548
                                                                =======     =======

Basic and diluted earnings per share .......................... $  0.27     $  0.25

See notes to consolidated condensed financial statements.

                                                    MONROE BANCORP AND SUBSIDIARY
                                     Consolidated Condensed Statement of Shareholders' Equity
                                                     For the Three Months Ended
                                                           March 31, 2004
                                                            (Unaudited)
                                            (Dollars in thousands, except share data)

                                                                                                           Unearned
                                        Common Stock                                         Accumulated   Employee
                                    -------------------  Additional                             Other        Stock
                                       Shares             Paid in   Comprehensive Retained  Comprehensive  Ownership
                                    Outstanding  Amount   Capital      Income     Earnings      Income    Trust Shares   Total
                                    ---------------------------------------------------------------------------------------------
Balances January 1, 2004...........  6,095,640   $ 137    $ 2,618                 $ 42,689      $ 406       $ (475)    $ 45,375

Comprehensive Income:
   Net income for the period                                          $ 1,653        1,653                                1,653
   Unrealized gain on securities
        net of tax of $63 (net of
        reclassification adjustment
        of $44 for realized gains
        included in income)........                                       122                     122                       122
ESOT shares earned.................                             6                                                             6
Repurchase of stock, at cost.......     (8,300)              (129)                                                         (129)
Stock options exercised............      5,000                 43                                                            43
Cash dividend ($.13 per share)                                                        (786)                                (786)
                                    ---------------------------------------------------------------------------------------------
Balances March 31, 2004............  6,092,340   $ 137    $ 2,538     $ 1,775     $ 43,556      $ 528       $ (475)    $ 46,284
                                    =============================================================================================

See notes to consolidated condensed financial statements.

                                 MONROE BANCORP AND SUBSIDIARY
                        Consolidated Condensed Statements of Cash Flows
                                          (Unaudited)
                                   (Dollars in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                                2004        2003
                                                                              --------    --------
Operating Activities
     Net income ...........................................................   $  1,653    $  1,548
     Adjustments to reconcile net income to net cash provided
             by operating activities:
        Provision for loan losses .........................................        330         405
        Depreciation and amortization .....................................        209         228
        Deferred income tax ...............................................         63         (55)
        Investment securities amortization, net ...........................        127         116
        Securities gain ...................................................       (138)         (1)
        Origination of loans held for sale ................................    (13,089)    (17,642)
        Proceeds from sale of loans held for sale .........................     12,421      20,226
        Gain on sale of loans held for sale ...............................       (192)       (364)
        ESOT compensation .................................................          6           4
        Net change in:
             Trading securities ...........................................        (90)         (9)
             Interest receivable and other assets .........................       (591)         25
             Interest payable and other liabilities .......................        602         661
                                                                              --------    --------
                       Net cash provided by operating activities ..........      1,311       5,142
                                                                              --------    --------

Investing Activities
     Purchase of securities available for sale ............................    (16,245)    (10,771)
     Proceeds from sales of securities available for sale .................      2,252           1
     Proceeds from paydowns and maturities of securities available for sale      1,601       3,588
     Purchases of securities held to maturity .............................         --          --
     Proceeds from paydowns and maturities of securities held to maturity .     11,561       5,776
     Purchase of FHLB stock ...............................................        (29)       (242)
     Net change in loans ..................................................    (15,916)    (13,085)
     Purchase of premises and equipment ...................................       (330)       (167)
                                                                              --------    --------
                       Net cash used by investing activities ..............    (17,106)    (14,900)
                                                                              --------    --------

Financing Activities
     Net change in:
        Noninterest-bearing, interest-bearing demand and savings deposits .    (22,319)     16,421
        Certificates of deposit ...........................................     40,124       3,682
        Borrowings ........................................................     (9,573)     (8,912)
     Proceeds from Federal Home Loan Bank advances ........................         --       9,000
     Repayments of Federal Home Loan Bank advances ........................     (1,892)     (1,470)
     Cash dividends paid ..................................................       (786)       (732)
     Stock options exercised ..............................................         43          --
     Repurchase of common stock ...........................................       (129)         --
                                                                              --------    --------
                       Net cash provided by financing activities ..........      5,468      17,989
                                                                              --------    --------
Net Change in Cash and Cash Equivalents ...................................    (10,327)      8,231
Cash and Cash Equivalents, Beginning of Period ............................     29,708      20,526
                                                                              --------    --------
Cash and Cash Equivalents, End of Period ..................................   $ 19,381    $ 28,757
                                                                              ========    ========

Supplemental cash flow disclosures
     Interest paid ........................................................   $  2,008    $  2,394
     Income tax paid ......................................................         --          --

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2004
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated condensed financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank") and the Bank's wholly owned subsidiary MB Portfolio Management, Inc. A summary of significant accounting policies is set forth in
Note 1 of Notes to Financial Statements included in the December 31, 2003, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at March 31, 2004, and for the three months ended March 31, 2004 and 2003, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

Note 2: Earnings Per Share

The number of shares used to compute basic and diluted earnings per share was as follows:

                                                        Three months ended
                                                        ------------------

                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------

Net income (in thousands) ..................      $     1,653      $     1,548
                                                  ===========      ===========

Weighted average shares outstanding ........        6,093,921        6,150,240

Average unearned ESOT shares ...............          (40,361)         (45,751)
                                                  -----------      -----------
   Shares used to compute basic
       earnings per share ..................        6,053,560        6,104,489

Effect of dilutive securities
    Stock options ..........................           14,788            5,636
                                                  -----------      -----------

   Shares used to compute diluted
        earnings per share .................        6,068,348        6,110,125
                                                  ===========      ===========

Earnings per share basic ...................      $      0.27      $      0.25
Earnings per share, diluted ................             0.27             0.25

For the three months ended March 31, 2003, options to purchase 27,391 shares were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Note 3: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2003 Annual Report to Shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Table dollar amounts are in thousands except per share data.

                                                              Three Months Ended  Three Months Ended
                                                                March 31, 2004      March 31, 2003
                                                              --------------------------------------
        Net income, as reported ...............................   $   1,653            $   1,548
        Less:  Total stock-based employee compensation cost
           determined under the fair value based method, net of
           income taxes .......................................           3                    1
                                                                  ------------------------------

        Pro forma net income ..................................   $   1,650            $   1,547
                                                                  ==============================

        Earnings per share:
            Basic - as reported ...............................   $    0.27            $    0.25
            Basic - proforma ..................................        0.27                 0.25
            Diluted - as reported .............................        0.27                 0.25
            Diluted - proforma ................................        0.27                 0.25

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

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from sixteen locations in Monroe, Jackson, Lawrence, and Hendricks counties in Indiana. Approximately 80 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington.

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

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 34 to 36 of the December 31, 2003 Annual Report to Shareholders. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on pages 15 to 16 of the December 31, 2003 Annual Report to Shareholders. There have been no changes in these critical accounting policies to date.

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

Management has used two non-GAAP financial measures throughout this quarterly report on Form 10-Q. In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income. Also, in the "Other Income / Other Expense" section of this document, we report other income and other expense without the effect of unrealized gains and losses on securities in a grantor trust (rabbi trust) which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend or interest income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest and dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on page 4 of the consolidated financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year other income and other expense can be made if the rabbi trust realized and unrealized gains and losses and offsetting appreciation (depreciation) on the deferred compensation plans are removed.


Results of Operations
---------------------

Overview
--------
Net income for the first quarter 2004 was $1.7 million, a 6.8 percent increase over the same quarter last year. Basic and diluted earnings per share for the first quarter of 2004 were $0.27 up from $0.25 for the first quarter of 2003.

Annualized return on average equity (ROE) for the first quarter of 2004 increased to 14.46 percent compared to 14.00 percent for first quarter of 2003. The annualized return on average assets (ROA) was 1.13 percent for the first quarter of 2004 compared with 1.15 percent for the same period in 2003.

Year to date 2004 dividends paid were $0.13 per share, up from $0.12 per share for the same period of 2003. At March 31, 2004 the dividend yield was 3.2 percent compared to 3.6 percent at March 31, 2003. The decrease in yield occurred due to an increase in the market value of the stock. At March 31, 2004, the closing market price of Monroe Bancorp stock was $16.35 per share compared to $13.24 per share at March 31, 2003. Monroe Bancorp has increased its dividend each year for more than sixteen years.


Net Interest Income / Net Interest Margin
-----------------------------------------
The table on the following page presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. Interest income presented in the table has been adjusted to a tax equivalent basis assuming a 40 percent tax rate. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

                                                                            Average Balance Sheets and Interest Rates
                                                             ----------------------------------------------------------------------
                                                              Three Months Ended March 31, 2004   Three Months Ended March 31, 2003
                                                              ---------------------------------   ---------------------------------
                                                              Average              Average Rate   Average              Average Rate
                          ASSETS                              Balance    Interest  (annualized)   Balance    Interest  (annualized)
                                                              -------    --------  ------------   -------    --------  ------------
Interest earning assets
     Securities
          Taxable .........................................  $  84,628  $     818      3.89%   $  79,719    $     945      4.81%
          Tax-exempt (1) ..................................     25,324        303      4.82%      24,931          390      6.34%
                                                             ---------  ---------              ---------    ---------
               Total securities ...........................    109,952      1,121      4.10%     104,650        1,335      5.17%

     Loans (2) ............................................    431,667      5,919      5.51%     396,018        5,858      6.00%
     Time deposits with banks .............................         12         --                     51           --
     FHLB Stock ...........................................      2,353         32      5.47%       1,916           25      5.29%
     Federal funds sold ...................................        810          2      0.99%       7,459           22      1.20%
                                                             ---------  ---------              ---------    ---------
                 Total interest earning assets ............    544,794      7,073      5.22%     510,094        7,239      5.76%
                                                             ---------  ---------              ---------    ---------

Noninterest earning assets
    Allowance for loan losses .............................     (5,059)                           (4,672)
     Premises and equipment & other assets ................     28,464                            19,554
     Cash and due from banks ..............................     17,830                            16,421
                                                             ---------                         ---------
               Total assets ...............................  $ 586,029                         $ 541,397
                                                             =========                         =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................  $ 372,831      1,470      1.59%   $ 355,249        1,803      2.06%
     Borrowed funds .......................................     92,292        561      2.44%      74,605          502      2.73%
                                                             ---------  ---------              ---------    ---------
          Total interest-bearing liabilities ..............    465,123      2,031      1.76%     429,854        2,305      2.17%
                                                             ---------  ---------              ---------    ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................     69,433                            61,071
     Other liabilities ....................................      5,487                             5,635
     Shareholders' equity .................................     45,986                            44,837
                                                             ---------                         ---------
                 Total liabilities and shareholders' equity  $ 586,029                         $ 541,397
                                                             =========                         =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin .......................             $   5,042      3.47%                $   4,934      3.58%
     T/E net interest margin as a percent of
          total average earning assets ....................                            3.72%                               3.92%
Tax equivalent adjustment (1) .............................                   170                                 214
                                                                        ---------                           ---------

                Net interest income .......................             $   4,872                           $   4,720
                                                                        =========                           =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin was 3.72 percent for the quarter ended March 31, 2004, a decrease from 3.92 percent for the same quarter last year. Average first quarter 2004 loan yields declined by 49 basis points (0.49 percent) over first quarter 2003 yields and deposit yields declined 47 basis points in the same time period. Average first quarter 2004 tax-equivalent securities yields declined by 107 basis points over the first quarter of 2003, and borrowed funds yields declined 29 basis points. The decline in yields on borrowed funds was less than the decline in deposit yields because approximately half of the borrowed funds have longer-term maturities (i.e., have not yet repriced) while the other half are tied to the federal funds rate, which only declined 25 basis points from the first quarter of 2003. The decline in securities yields was greater than the decline in loan yields because a significant portion of the securities portfolio matured during the past year and was reinvested at dramatically lower rates.

Tax-equivalent net interest income was $5.0 million for the three months ended March 31, 2004 compared to $4.9 million for the same period in 2003, an increase of 2.2 percent. Loan and deposit volume increased in 2004, but the decline in yields and decrease in the margin partially offset the income generated by the increase in volume.

Other Income / Other Expense
----------------------------
Total other income increased $367,000 for the three months ended March 31, 2004 compared to the same period in 2003. Omitting the net realized and unrealized gains on rabbi trust securities in the amount of $60,000 in the first quarter of 2004 and losses in the amount of $30,000 in 2003, other income increased $277,000 or 16.2 percent during the first quarter of 2004 compared to the first quarter of 2003.

The growth in other income mainly occurred in the following areas:

     o Gains were recognized on the sale of securities in the amount of $132,000 in the first quarter of 2004 compared to losses of $4,000 in the first quarter of 2003.

     o Other operating income grew by $135,000 or 52.7 percent during the first quarter of 2004. This growth resulted primarily because the Company purchased bank owned life insurance (BOLI) in the last half of 2003 on selected Bank officers to help fund the increasing costs of providing employee health benefits. Tax-free income of $93,000 was recognized on the BOLI policies during the first quarter of 2004.

     o Service charges were $707,000 during the first quarter of 2004 compared to $634,000 in the first quarter of 2003, an increase of 11.5 percent. Growth primarily occurred in the Overdraft Protector product.

     o Trust fee income totaled $335,000 for the first quarter of 2004 compared to $273,000 for the first quarter of 2003, an increase of
          22.7 percent. During that time, trust assets under management grew from $156.8 million to $202.1 million. Recently, we renamed this area of the Company to better reflect our ability to provide sophisticated asset management services. What was once Financial Management Services is now the Company's Wealth Management Group.

     o Full service brokerage and branch-based annuity and mutual fund sales (another area of our Wealth Management Group) generated fees of $228,000 in the first quarter of 2004 compared to $186,000 in the first quarter of 2003, an increase of 22.6 percent.

Growth in the areas mentioned above was partially offset by a decrease in gains recognized on mortgages sold into the secondary market. During the first quarter of 2004, gains of $192,000 were recognized, compared to $364,000 during the first quarter of 2003, a decrease of $172,000. The year over year decline in gains from the sale of mortgages was the result of a less favorable environment for refinancing transactions during the first quarter of 2004 compared to the first quarter of 2003.

Total other expense increased $474,000 during the first quarter of 2004 compared to the same period in 2003. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $74,000 in 2004 and the depreciation in the Plan of $19,000 in 2003 (which equals the sum of the net of interest and dividends earned on the rabbi trust and the realized and unrealized losses on the securities in the trust), other expense increased $381,000 or 10.2 percent. Salaries and employee benefits increased $303,000 or 13.5 percent primarily due to an increase in salaries of $177,000 or 11.6 percent due to the hiring of key employees for the Company's expansion into Hendricks County and annual raises. Health insurance expense increased $76,000 or 59.9 percent. The Company has substantially restructured its insurance program for the plan year beginning May 1, and anticipates the annual 2004 percentage increase over 2003 to be lower than the first quarter percentage increase.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at March 31, 2004 were $597.1 million an increase of
1.3 percent or $7.8 million compared to $589.3 million at December 31, 2003. Loans grew to $441.0 million at March 31, 2004 compared to $424.5 million at December 31, 2003, an increase of 3.9 percent. The Company's Central Indiana operations provided 29.1 percent of the year to date loan growth, with the remainder occurring in the Company's core market of Monroe County and the surrounding counties. Growth primarily occurred in construction and commercial real estate loans. Deposits increased to $454.5 at March 31, 2004 compared to $436.7 at December 31, 2003, an increase of 4.1 percent. Time deposits increased by $40.1 million during the same period, while interest-bearing and non-interest bearing demand deposits declined by $22.3 million. Cash and due from banks declined by $10.3 million at March 31, 2004 compared to December 31, 2003. The decline is the result of the Bank having an unusually high balance in its check clearing account at December 31, 2003 as a result of customer transactions. The balance in this cash equivalent account returned to more typical levels early in the first quarter of 2004. Borrowings declined $11.5 million at March 31, 2004 compared to December 31, 2003. The decline in borrowings was a result of securities sold under agreement to repurchase decreasing by $7.2 million and federal funds purchased decreasing by $2.4 million.

Capital
-------
Shareholders' equity increased $909,000 at March 31, 2004 compared to December 31, 2003. This increase was a result of year-to-date net income of $1.7 million, dividends paid of $786,000, other comprehensive income, consisting solely of the change (increase) in net unrecognized gains in the Company's available-for-sale securities portfolio of $122,000, treasury stock purchased of $129,000, options issued of $43,000 and ESOP shares earned of $6,000.

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2004 and December 31, 2003, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2004 that management believes have changed the Company's or Bank's classification

The actual and required capital amounts and ratios are as follows:

                                                                       Required for Adequate    To Be Well
                                                           Actual            Capital(1)        Capitalized(1)
                                                  ----------------------------------------------------------------------
                                                     Amount     Ratio      Amount    Ratio    Amount     Ratio
                                                  ----------------------------------------------------------------------
           As of March 31, 2004
           --------------------
           Total capital 1 (to risk-weighted
              assets)
               Consolidated                         $ 49,915    11.4%    $ 34,912     8.0%        N/A     N/A
               Bank                                   49,541    11.5       34,547     8.0    $ 43,184    10.0%
           Tier I capital 1 (to risk-weighted
              assets)
               Consolidated                           44,888    10.3       17,456     4.0         N/A     N/A
               Bank                                   44,514    10.3       17,274     4.0      25,910     6.0
           Tier I capital 1 (to average
              assets)
               Consolidated                           44,888     7.7       23,441     4.0         N/A     N/A
               Bank                                   44,514     7.7       23,253     4.0      29,066     5.0

           As of December 31, 2003
           -----------------------
           Total capital 1 (to risk-weighted
              assets)
               Consolidated                         $ 49,998    12.1%    $ 33,090     8.0%        N/A     N/A
               Bank                                   48,525    11.9       32,712     8.0    $ 40,890    10.0%
           Tier I capital 1 (to risk-weighted
              assets)
               Consolidated                           44,969    10.9       16,545     4.0         N/A     N/A
               Bank                                   43,506    10.6       16,356     4.0      24,534     6.0
           Tier I capital 1 (to average
              assets)
               Consolidated                           44,969     7.8       22,992     4.0         N/A     N/A
               Bank                                   43,506     7.6       22,859     4.0      28,574     5.0

          (1) As defined by regulatory agencies


Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2004, the Bank had $14.7 million of loans internally classified compared to $15.7 million at December 31, 2003. The allowance for loan losses was $5.0 million, or 1.1 percent of portfolio loans (excluding loans held for sale) at March 31, 2004 compared to $5.0 million, or 1.2 percent, of portfolio loans at December 31, 2003. A portion of classified loans are nonaccrual loans. The Bank had nonperforming loans (nonaccrual loans, restructured loans and ninety days past due loans still accruing) totaling $6.4 million, or 1.5 percent of total loans at March 31, 2004 virtually unchanged from December 31, 2003. March 31, 2004 nonperforming loans have decreased when compared to March 31, 2003, when nonperforming loans were $9.9 million, or 2.5 percent of total loans.

During the first quarter of 2004, the Bank had net loan charge offs totaling $323,000 compared to $299,000 charged off for the same period in 2003.

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

     o    Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB). FHLB advances were $41.9 million at March 31, 2004 compared to $43.8 million at December 31, 2003. At March 31, 2004, the Company had excess borrowing capacity at the FHLB of $15.1 million as limited by the Company's board resolution in effect at that date. If the Company's borrowing capacity were not limited by the board resolution, the Company would have excess borrowing capacity of $44.5 million based on collateral. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and minimize interest rate risk.

At March 31, 2004, the Bank's primary liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 17.7 percent, compared to 19.1 percent at December 31, 2003. Management considers this ratio to be adequate.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders. The main source of funding for the holding company is dividends from its subsidiary (the Bank). During the first quarter of 2004, the Bank declared dividends to the holding company of $670,000. As of April 1, 2004, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $4.4 million, versus $3.4 million at January 1, 2004. As discussed in Note 10 to the Consolidated Financial Statements (page 42 of the 2003 Annual Report to Shareholders) and Item 1 of the December 31, 2003 Form 10-K, the Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

     o    Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 6 of the consolidated financial statements). During the first quarter of 2004, $1.3 million of cash was provided by operating activities, compared to $5.1 million during the same period in 2003. The decrease in this area was primarily a result of the decrease in proceeds from fixed-rate loans sold on the secondary market. During the first quarter of 2004, $17.1 million was used for investing activities, compared to $14.9 million in the first quarter of 2003. The increase in the use of funds in this category occurred primarily because the Company had a $15.9 million increase in loans in the first quarter of 2004 compared to a $13.1 million increase in the first quarter of 2003. In the first quarter of 2004, $5.5 million of cash was provided by financing activities, primarily from growth in certificates of deposit which offset declines in demand deposits, savings deposits and borrowings, compared to $17.9 million provided during the same period in 2003 with growth occurring primarily in demand deposits, savings deposits and borrowings. Overall, net cash and cash equivalents decreased $10.3 million during the first quarter of 2004 compared to an increase of $8.2 million in the first quarter of 2003.

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

Forward-Looking Statements
--------------------------
Portions of information in this Form 10-Q contain forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business (5) legislative or regulatory changes adversely affect the business of the Company; and (6) changes in real estate values or the real estate markets. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.


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

The Company's interest sensitivity position at March 31, 2004 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table represents the Bank's projected change in NPV for the various rate change (rate shock) levels as of March 31, 2004:

                      Net Portfolio Value at March 31, 2004
                     --------------------------------------

       Change in Interest Rate   Dollar Amount      $ Change    % Change
           (basis points)        (in thousands)      in NPV      in NPV
           --------------        --------------      ------      ------
                +300                $ 66,050        $ 2,304       3.61%
                +200                  65,174          1,428       2.24
                +100                  64,169            423       0.66
                   0                  63,746             --         --
                -100                  63,242           (504)     (0.79)
                -200                  66,633          2,887       4.53


The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2003:


                    Net Portfolio Value at December 31, 2003
                    ----------------------------------------

       Change in Interest Rate   Dollar Amount      $ Change    % Change
           (basis points)        (in thousands)      in NPV      in NPV
           --------------        --------------      ------      ------
                +300                $ 66,910        $ 2,609       4.06%
                +200                  65,953          1,652       2.57
                +100                  64,826            525       0.82
                   0                  64,301             --         --
                -100                  63,484           (817)     (1.27)
                -200                  67,245          2,944       4.58

Management believes a 200 basis point (two percent) decrease in rates is highly unlikely. Management also believes an increase in rates is more probable; therefore, we will focus our discussion on the effects of a 100 basis point (one percent) decrease in rates and an increase of 300 basis points (three percent).

The March 31, 2004 table above indicates that the Bank's estimated NPV would be expected to increase by 3.61 percent in the event of a sudden and sustained 300 basis point (bp) increase in interest rates and decrease 0.79 percent in the event of an immediate 100 basis point decrease in interest rates. As of March 31, 2004, the Company's estimated changes in NPV at all levels of interest rate changes were within the approved guidelines established by the Board of Directors.

While the percentage change in NPV values have changed modestly over the past three months, the results of the March 31, 2004 NPV analysis closely mirrors the results of the December 31, 2003 analysis. This indicates that the net interest rate sensitivity of the NPV of the March 31, 2004 mix of assets and liabilities is very similar to the net rate sensitivity of the December 31, 2003 mix of assets and liabilities

Computations of prospective effects of hypothetical interest rate changes are based on a number of assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off rates, and should not be relied upon as indicative of actual results. These computations do not contemplate actions management may undertake in response to changes in interest rates. The NPV calculation is based on the net present value of discounted cash flows utilizing certain prepayment assumptions and market interest rates.

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


Item 4.           Controls and Procedures.
------            -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.



Part II - Other Information
---------------------------

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2e.           Changes in Securities and Uses of Proceeds.
--------           -------------------------------------------

                                                                        (d) Approximate
                                                                        Dollar Value of
                                                                         of Shares that
                                                (c) Total Number of        May Yet Be
                      (a) Total                 Shares Purchased as     Purchased Under
                      Number of   (b) Average    Part of Publicly         the Plans or
                        Shares     Price Paid   Announced Programs      Programs (dollar
         Period       Purchased    per Share         or Plans         amount in thousands)
------------------------------------------------------------------------------------------
January 1-31, 2004          --            --              --                $ 1,232
February 1-29, 2004      1,700       $ 14.80           1,700                  1,207
March 1-31, 2004         6,600         15.68           6,600                  1,103

The stock repurchase plan was announced September 3, 2003. Total dollar amount approved: $2,000,000. The plan has no expiration date.


Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------
                  None.

Item 5.           Other Information.
-------           ------------------
                  None.

Item 6a.          Exhibits.
--------          ---------

Exhibit No:       Description of Exhibit:
-----------       -----------------------

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

10 (v)* Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2003.

10 (vi)* Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2003.

10 (vii)*         Third Amendment to the Monroe Bancorp Employees' Stock
                  Ownership Plan incorporated by reference to registrant's
                  Form 10-K filed March 29, 2004

10 (viii)*        Monroe Bancorp Directors' Deferred Compensation Plan as
                  Amended and Restated Effective January 1, 1999 and First,
                  Second and Third Amendments incorporated by reference to registrant's Form 10-K filed March 29, 2004.

10 (ix)* Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments incorporated by reference to registrant's Form 10-K filed March 29, 2004.

31 (i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer

31 (ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer

32 (i)            Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii)           Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.


Item 6b.          Reports on Form 8-K.
--------          --------------------
                  Monroe Bancorp filed the following Forms 8-K:

                    o Filed January 22, 2004 to report a press release of annual and fourth quarter 2003 earnings and a summary of annual and fourth quarter 2003 financial information issued January 22, 2004.

                    o Filed March 12, 2004 to report a press release declaring a first quarter dividend of $0.13 issued March 11, 2004 and a second press release issued March 12, 2004 correcting the record date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MONROE BANCORP

   Date: May 14, 2004              By: /s/ Mark D. Bradford
         ------------                  ---------------------------------------
                                       Mark D. Bradford, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)

   Date: May 14, 2004              By: /s/ Gordon M. Dyott
         ------------                  ---------------------------------------
                                       Gordon M. Dyott, Exec. Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  Exhibit Index
                                  -------------


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

10 (v) Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2003.

10 (vi) Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2003.

10 (vii) Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan incorporated by reference to registrant's Form 10-K filed March 29, 2004

10 (viii)      Monroe Bancorp Directors' Deferred Compensation Plan as Amended
               and Restated Effective January 1, 1999 and First, Second and
               Third Amendments incorporated by reference to registrant's Form
               10-K filed March 29, 2004.

10 (ix) Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments incorporated by reference to registrant's Form 10-K filed March 29, 2004.

31 (i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer

31 (ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer

32 (i) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.