Form 10-Q
period 2004-06-30
MONROE BANCORP
filed 2004-08-16
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes [X]           No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]           No [X]


Outstanding Shares of Common Stock on August 6, 2004:  6,035,110

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

                Consolidated Condensed Statements of Income - Six Months.......4

                Consolidated Condensed Statements of Income - Three Months.....5

                Consolidated Condensed Statement of Shareholders' Equity.......6

                Consolidated Condensed Statements of Cash Flows................7

                Notes to Consolidated Condensed Financial Statements...........8

    Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................11

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......22

    Item 4.  Controls and Procedures..........................................24

Part II.  Other Information:

    Item 1.  Legal Proceedings................................................25

    Item 2e. Changes In Securities and Use of Proceeds........................25

    Item 3.  Defaults Upon Senior Securities..................................25

    Item 4.  Submission of Matters to a Vote of Security Holders..............25

    Item 5.  Other Information................................................25

    Item 6a. Exhibits.........................................................26

    Item 6b. Reports on Form 8-K..............................................27

Signatures....................................................................28

Exhibit Index.................................................................29

Part I. Financial Information
Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                        June 30,    December 31,
                                                          2004          2003
                                                       (Unaudited)
                                                        ---------    ---------
Assets
Cash and due from banks ..............................  $  17,368    $  29,708
Trading securities, at fair value ....................      3,420        3,329
Investment securities
     Available for sale ..............................     84,869       66,372
     Held to maturity ................................     20,681       39,797
                                                        ---------    ---------
          Total investment securities ................    105,550      106,169

Loans ................................................    450,482      422,292
Allowance for loan losses ............................     (5,258)      (5,019)
                                                        ---------    ---------
     Net loans .......................................    445,224      417,273
Loans held for sale ..................................      3,493        2,219
Premises and equipment ...............................     11,749       11,683
Federal Home Loan Bank of Indianapolis stock, at cost       2,386        2,331
Other assets .........................................     18,253       16,551
                                                        ---------    ---------
            Total assets .............................  $ 607,443    $ 589,263
                                                        =========    =========

Liabilities
Deposits
     Noninterest-bearing .............................  $  70,822    $  73,579
     Interest-bearing ................................    375,728      363,104
                                                        ---------    ---------
          Total deposits .............................    446,550      436,683

Borrowings ...........................................    109,399      101,872
Other liabilities ....................................      6,252        5,333
                                                        ---------    ---------
            Total liabilities ........................    562,201      543,888

Commitments and Contingent Liabilities

Shareholders' Equity
Common stock, no-par value
    Authorized, 18,000,000 shares
    Issued and outstanding - 6,040,340 and 6,095,640
          shares, respectively .......................        137          137
Additional paid-in capital ...........................      1,661        2,618
Retained earnings ....................................     44,347       42,689
Accumulated other comprehensive income (loss) ........       (428)         406
Unearned ESOT shares .................................       (475)        (475)
                                                        ---------    ---------
            Total shareholders' equity ...............     45,242       45,375
                                                        ---------    ---------
            Total liabilities and shareholders' equity  $ 607,443    $ 589,263
                                                        =========    =========

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                  Six Months Ended
                                                                       June 30,
                                                                    2004     2003
                                                                  -------   -------
Interest Income
Loans, including fees .........................................   $12,077   $11,816
Trading securities ............................................        33        27
Investment securities
     Taxable ..................................................     1,525     1,726
     Tax exempt ...............................................       344       452
Federal funds sold ............................................         5        50
                                                                  -------   -------
            Total interest income .............................    13,984    14,071
                                                                  -------   -------

Interest Expense
Deposits ......................................................     3,006     3,492
Short-term borrowings .........................................       145       156
Other borrowings ..............................................       962       944
                                                                  -------   -------
            Total interest expense ............................     4,113     4,592
                                                                  -------   -------
            Net interest income ...............................     9,871     9,479
Provision for loan losses .....................................       660     3,110
                                                                  -------   -------
            Net interest income after provision for loan losses     9,211     6,369
                                                                  -------   -------

Other Income
Fiduciary activities ..........................................       677       503
Service charges on deposit accounts ...........................     1,468     1,334
Commission income .............................................       466       463
Securities gains ..............................................       115       166
Unrealized gains on trading securities ........................        61       191
Net gains on loans sales ......................................       510       826
Other operating income ........................................       688       518
                                                                  -------   -------
            Total other income ................................     3,985     4,001
                                                                  -------   -------

Other Expenses
Salaries and employee benefits ................................     5,087     4,701
Net occupancy and equipment expense ...........................     1,239     1,205
Advertising ...................................................       347       289
Legal fees ....................................................       291       248
Appreciation in directors' and executives'
     deferred compensation plans ..............................        64       219
Other operating expense .......................................     1,421     1,365
                                                                  -------   -------
            Total other expenses ..............................     8,449     8,027
                                                                  -------   -------

            Income before income tax ..........................     4,747     2,343
            Income tax expense ................................     1,520       533
                                                                  -------   -------
                        Net income ............................   $ 3,227   $ 1,810
                                                                  =======   =======

Basic and diluted earnings per share ..........................   $  0.53   $  0.30

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                   Three Months Ended
                                                                       June 30,
                                                                    2004       2003
                                                                  -------    -------
Interest Income
Loans, including fees .........................................   $ 6,160    $ 5,961
Trading securities ............................................        15         14
Investment securities
     Taxable ..................................................       741        825
     Tax exempt ...............................................       162        218
Federal funds sold ............................................         3         28
                                                                  -------    -------
            Total interest income .............................     7,081      7,046
                                                                  -------    -------

Interest Expense
Deposits ......................................................     1,536      1,688
Short-term borrowings .........................................        68         81
Other borrowings ..............................................       478        518
                                                                  -------    -------
            Total interest expense ............................     2,082      2,287
                                                                  -------    -------
            Net interest income ...............................     4,999      4,759
                                                                  -------    -------
Provision for loan losses .....................................       330      2,705
                                                                  -------    -------
            Net interest income after provision for loan losses     4,669      2,054
                                                                  -------    -------

Other Income
Fiduciary activities ..........................................       342        230
Service charges on deposit accounts ...........................       761        700
Commission income .............................................       238        277
Securities gains (losses) .....................................       (17)       171
Unrealized gains (losses) on trading securities ...............        (5)       217
Net gains on loans sales ......................................       318        462
Other operating income ........................................       297        260
                                                                  -------    -------
            Total other income ................................     1,934      2,317
                                                                  -------    -------

Other Expenses
Salaries and employee benefits ................................     2,534      2,451
Net occupancy and equipment expense ...........................       613        567
Advertising ...................................................       199        162
Legal fees ....................................................       164        147
Appreciation (depreciation) in directors' and executives'
     deferred compensation plans ..............................       (10)       238
Other operating expense .......................................       770        757
                                                                  -------    -------
            Total other expenses ..............................     4,270      4,322
                                                                  -------    -------

            Income before income tax ..........................     2,333         49
            Income tax expense (benefit) ......................       759       (213)
                                                                  -------    -------
                        Net income ............................   $ 1,574    $   262
                                                                  =======    =======

Basic and diluted earnings per share ..........................   $  0.26    $  0.04

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Six Months Ended
                                  June 30, 2004
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                           Unearned
                                       Common Stock                                        Accumulated     Employee
                                   ------------------- Additional                             Other          Stock
                                     Shares             Paid in   Comprehensive  Retained  Comprehensive   Ownership
                                   Outstanding  Amount  Capital      Income      Earnings  Income (Loss)  Trust Shares   Total
                                   --------------------------------------------------------------------------------------------
Balances January 1, 2004..........  6,095,640   $ 137    $2,618                  $42,689      $ 406          $(475)     $45,375

Comprehensive Income:
   Net income for the period                                          $3,227       3,227                                  3,227
   Unrealized loss on securities
        net of tax benefit of $429
        (net of reclassification
        adjustment of $44 for
       realized gains included                                          (834)                  (834)                       (834)
       in income).................
ESOT shares earned................                           14                                                              14
Repurchase of stock, at cost......    (70,300)           (1,146)                                                         (1,146)
Stock options exercised...........     15,000               175                                                             175
Cash dividend ($.26 per share)                                                    (1,569)                                (1,569)
                                   --------------------------------------------------------------------------------------------
Balances June 30, 2004............  6,040,340   $ 137    $1,661       $2,393     $44,347      $(428)         $(475)     $45,242
                                   ============================================================================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                  2004        2003
                                                                                --------    --------
Operating Activities
       Net income ...........................................................   $  3,227    $  1,810
       Adjustments to reconcile net income to net cash provided
               by operating activities:
            Provision for loan losses .......................................        660       3,110
            Depreciation and amortization ...................................        436         460
            Deferred income tax .............................................       (430)         73
            Investment securities amortization, net .........................        255         245
            Securities gain .................................................       (138)       (170)
            Origination of loans held for sale ..............................    (35,992)    (55,405)
            Proceeds from sale of loans held for sale .......................     35,229      55,517
            Gain on sale of loans held for sale .............................       (511)       (826)
            ESOT compensation ...............................................         14           9
            Net change in:
                 Trading securities .........................................        (91)       (269)
                 Interest receivable and other assets .......................       (842)        109
                 Interest payable and other liabilities .....................        919        (627)
                                                                                --------    --------
                           Net cash provided by operating activities ........      2,736       4,036
                                                                                --------    --------

Investing Activities
       Purchase of securities available for sale ............................    (31,147)    (23,997)
       Proceeds from sales of securities available for sale .................      4,548       7,494
       Proceeds from paydowns and maturities of securities available for sale      6,780       4,568
       Proceeds from paydowns and maturities of securities held to maturity .     19,057       9,549
       Purchase of FHLB stock ...............................................        (55)       (392)
       Net change in loans ..................................................    (28,611)    (23,967)
       Purchase of premises and equipment ...................................       (502)       (328)
                                                                                --------    --------
                           Net cash used by investing activities ............    (29,930)    (27,073)
                                                                                --------    --------

Financing Activities
       Net change in:
            Noninterest-bearing, interest-bearing demand and savings deposits    (19,522)     35,244
            Certificates of deposit .........................................     29,389      (3,475)
            Borrowings ......................................................     10,435      (1,279)
       Proceeds from Federal Home Loan Bank advances ........................         --      12,000
       Repayments of Federal Home Loan Bank advances ........................     (2,908)     (1,749)
       Cash dividends paid ..................................................     (1,569)     (1,465)
       Stock options exercised ..............................................        175          --
       Repurchase of common stock ...........................................     (1,146)         --
                                                                                --------    --------
                           Net cash provided by financing activities ........     14,854      39,276
                                                                                --------    --------
Net Change in Cash and Cash Equivalents .....................................    (12,340)     16,239
Cash and Cash Equivalents, Beginning of Period ..............................     29,708      20,526
                                                                                --------    --------
Cash and Cash Equivalents, End of Period ....................................   $ 17,368    $ 36,765
                                                                                ========    ========

Supplemental cash flow disclosures
       Interest paid ........................................................   $  4,067    $  4,741
       Income tax paid ......................................................        965       1,485

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

The interim consolidated condensed financial statements at June 30, 2004, and for the six and three months ended June 30, 2004 and 2003, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share

The number of shares used to compute basic and diluted earnings per share was as follows:

                                          Six months ended
                                          ----------------
                                     June 30, 2004  June 30, 2003
                                     -------------  -------------
Net income (in thousands) .........   $     3,227    $     1,810
                                      ===========    ===========

Weighted average shares outstanding     6,081,004      6,150,240

Average unearned ESOT shares ......       (40,030)       (45,089)
                                      -----------    -----------
   Shares used to compute basic
       earnings per share .........     6,040,974      6,105,151

Effect of dilutive securities
    stock options .................        16,595          5,818
                                      -----------    -----------

   Shares used to compute diluted
        earnings per share ........     6,057,569      6,110,969
                                      ===========    ===========

Earnings per share basic ..........   $      0.53    $      0.30
Earnings per share, diluted .......          0.53           0.30


                                          Three months ended
                                          ------------------
                                     June 30, 2004  June 30, 2003
                                     -------------  -------------

Net income (in thousands) .........   $     1,574    $       262
                                      ===========    ===========

Weighted average shares outstanding     6,068,087      6,150,240

Average unearned ESOT shares ......       (39,698)       (44,426)
                                      -----------    -----------
   Shares used to compute basic
       earnings per share .........     6,028,389      6,105,814

Effect of dilutive securities
    stock options .................        18,401          5,998
                                      -----------    -----------

   Shares used to compute diluted
        earnings per share ........     6,046,790      6,111,812
                                      ===========    ===========

Earnings per share basic ..........   $      0.26    $      0.04
Earnings per share, diluted .......          0.26           0.04

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

                                                             Six Months Ended  Six Months Ended
                                                               June 30, 2004     June 30, 2003
                                                             ----------------  ----------------
Net income, as reported ................................         $   3,227         $   1,810
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes .......................................                 7                 3
                                                                 ---------         ---------
Pro forma net income ...................................         $   3,220         $   1,807
                                                                 =========         =========

Earnings per share:
     Basic - as reported ...............................         $    0.53         $    0.30
     Basic - pro forma .................................              0.53              0.30
     Diluted - as reported .............................              0.53              0.30
     Diluted - pro forma ...............................              0.53              0.30


                                                           Three Months Ended  Three Months Ended
                                                             June 30, 2004       June 30, 2003
                                                           ------------------  ------------------

Net income, as reported ................................         $   1,574         $     262
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes .......................................                 3                 1
                                                                 ---------         ---------
Pro forma net income ...................................         $   1,571         $     261
                                                                 =========         =========

Earnings per share:
     Basic - as reported ...............................         $    0.26         $    0.04
     Basic - pro forma .................................              0.26              0.04
     Diluted - as reported .............................              0.26              0.04
     Diluted - pro forma ...............................              0.26              0.04

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

Management has used three non-GAAP financial measures throughout this quarterly report on Form 10-Q.

o In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.

o In the "Other Income / Other Expense" section of this document, we report other income and other expense without the effect of unrealized gains and losses on securities in a grantor trust (rabbi trust) which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend or interest income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest and dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on page 4 of the consolidated financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year other income and other expense can be made if the rabbi trust realized and unrealized gains and losses and offsetting appreciation (depreciation) on the deferred compensation plans are removed.

o Several non-GAAP financial measures throughout this quarterly report on Form 10-Q relate to the additional $2.3 million provision for loan losses taken during the second quarter of 2003 (see chart on the following page) as a result of loans made to a real estate developer who filed bankruptcy and to parties affiliated with the developer. We believe the non-GAAP disclosures of net income and various ratios before the special provision are useful to both investors and management because they provide insight into how the Company would have performed in 2003 without this special provision.


Results of Operations
---------------------

The table on the following page presents information to assist in analyzing the Company's income before and after the $2.3 million special provision for loan losses which was taken during the second quarter of 2003. This special provision was directly related to an analysis of the collateral values and many other factors related to loans outstanding to a real estate developer who filed bankruptcy and to parties affiliated with the developer. Table dollar amounts are in thousands, except for per share data.

    Income Statements With and Without 2003 Additional $2.3 Million Provision

                                                 Quarter Ended June 30,                           Six Months Ended June 30,
                                          2004                2003                     2004                2003
                                        -------  -------------------------------     -------    -------------------------------
                                                  Without    Impact      With                    Without   Impact        With
                                                  Special      of       Special                  Special     of        Special
   INCOME STATEMENT                              Provision  Provision  Provision                Provision Provision   Provision
                                                 ---------  ---------  ---------                -------------------   ---------
Interest Income                         $ 4,999   $ 4,759               $ 4,759      $ 9,871     $ 9,479              $ 9,479
Loan Loss Provision                         330       405    $ 2,300      2,705          660         810   $ 2,300      3,110
Total Non-Interest Income                 1,934     2,317                 2,317        3,985       4,001                4,001
Total Non-Interest Expense                4,270     4,322                 4,322        8,449       8,027                8,027
Income Before Income Tax                  2,333     2,349     (2,300)        49        4,747       4,643    (2,300)     2,343
Income Tax Expense (Benefit)                759       698       (911)      (213)       1,520       1,444      (911)       533
Net Income                              $ 1,574   $ 1,651    $(1,389)   $   262      $ 3,227     $ 3,199   $(1,389)   $ 1,810

Basic and Diluted Earnings Per Share    $  0.26   $  0.27    $ (0.23)   $  0.04      $  0.53     $  0.52   $ (0.23)   $  0.30
Return on Average Equity                  13.70%    14.50%    (12.16%)     2.34%       14.09%      14.24%    (6.11%)     8.13%
Return on Average Assets                   1.05%     1.18%     (0.99%)     0.19%        1.09%       1.17%    (0.51%)     0.66%

Overview
--------
Net income for the second quarter 2004 was $1.6 million, a 500.8 percent increase over the same quarter last year. Basic and diluted earnings per share for the second quarter of 2004 were $0.26 up from $0.04 for the second quarter of 2003. Second quarter of 2003 net income was decreased by an additional $2.3 million ($1.4 million after tax) provision for loan losses. Without this additional provision, net income for the second quarter of 2003 would have been $1.7 million.

Net income was $3.2 million and $1.8 million for the six-month periods ended June 30, 2004 and 2003, respectively, an increase of $1.4 million or 78.3 percent. Excluding the additional provision of $2.3 million ($1.4 million after tax), 2003 year to date net income would have been $3.2 million. Diluted earnings per share for the six months ended June 30, 2004 were $0.53 compared to $0.30 for the same period in 2003. Without the additional provision, diluted earnings per share would have been $0.52 for the first six months of 2003.

Annualized return on average equity (ROE) for the second quarter of 2004 increased to 13.70 percent compared to 2.34 percent for second quarter of 2003. The annualized return on average assets (ROA) was 1.05 percent for the second quarter of 2004 compared with 0.19 percent for the same period in 2003. Without the additional provision for loan losses, second quarter 2003 ROE would have been 14.50 percent and ROA would have been 1.18 percent.

Annualized return on average equity (ROE) for the six months ended June 30, 2004 increased to 14.09 percent compared to 8.13 percent for same period of 2003. The annualized return on average assets (ROA) was 1.09 percent for the six months ended June 30, 2004 compared with 0.66 percent for the same period in 2003. Without the additional provision for loan losses, ROE for the six months ended June 30, 2003 would have been 14.24 percent and ROA would have been 1.17 percent.

Year to date 2004 dividends paid were $0.26 per share, up from $0.24 per share for the same period of 2003, an increase of 8.3 percent. At June 30, 2004 the dividend yield was 3.2 percent compared to 3.6 percent at June 30, 2003. The decrease in yield occurred due to an increase in the market value of the stock. At June 30, 2004, the closing market price of Monroe Bancorp stock was $16.39 per share compared to $13.51 per share at June 30, 2003, an increase of 21.3 percent. Monroe Bancorp has increased its dividend each year for more than sixteen years.

Net Interest Income / Net Interest Margin
-----------------------------------------
The tables on the following pages present information to assist in analyzing net interest income. The tables of Average Balance Sheets and Interest Rates present the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. Interest income presented in the table has been adjusted to a tax equivalent basis assuming a 40 percent tax rate. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

                                                                                Average Balance Sheets and Interest Rates
                                                               ---------------------------------------------------------------------
                                                                 Six Months Ended June 30, 2004      Six Months Ended June 30, 2003
                                                               ---------------------------------    --------------------------------
                                                                Average             Average Rate    Average             Average Rate
                         ASSETS                                 Balance   Interest  (annualized)    Balance   Interest  (annualized)
                                                                -------   --------  ------------    -------   --------  ------------
Interest earning assets
     Securities
          Taxable.......................................       $  87,270  $  1,600      3.69%      $  80,874  $  1,808      4.51%
          Tax-exempt (1)................................          23,182       568      4.93%         24,150       753      6.28%
                                                               ---------  --------                 ---------  --------
               Total securities.........................         110,452     2,168      3.95%        105,023     2,561      4.92%

     Loans (2)..........................................         439,476    12,079      5.53%        404,014    11,820      5.90%
     Time deposits with banks...........................              18        --      0.00%             45         0      0.73%
     FHLB Stock.........................................           2,367        55      4.67%          2,063        52      5.12%
     Federal funds sold                                              968         5      1.04%          8,340        50      1.20%
                                                               ---------  --------                 ---------  --------
                 Total interest earning assets..........         553,281    14,308      5.20%        519,485    14,483      5.62%
                                                               ---------  --------                 ---------  --------

Noninterest earning assets
    Allowance for loan losses...........................          (5,104)                             (5,203)
    Premises and equipment & other assets...............          28,735                              19,662
    Cash and due from banks.............................          18,131                              17,729
                                                               ---------                           ---------
               Total assets.............................       $ 595,043                           $ 551,674
                                                               =========                           =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities............................
     Total interest-bearing deposits....................         378,607    3,006       1.60%        356,655     3,492      1.97%
     Borrowed funds.....................................          91,274    1,107       2.44%         81,699     1,100      2.72%
                                                               ---------  --------                 ---------  --------
          Total interest-bearing liabilities............         469,881    4,113       1.76%        438,354     4,592      2.11%
                                                               ---------  --------                 ---------  --------


Noninterest-bearing liabilities.........................
     Noninterest-bearing demand deposits................          72,812                              63,081
     Other liabilities..................................           6,278                               5,343
     Shareholders' equity...............................          46,072                              44,896
                                                               ---------                           ---------
                 Total liabilities and shareholders' equity    $ 595,043                           $ 551,674
                                                               =========                           =========

Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin.....................                    10,195      3.44%                    9,891      3.51%
     T/E net interest margin as a percent of
          total average earning assets..................                                3.71%                               3.84%
Tax equivalent adjustment (1)...........................                       324                                 412
                                                                          --------                            --------

      Net interest income...............................                  $  9,871                            $  9,479
                                                                          ========                            ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                                Average Balance Sheets and Interest Rates
                                                               ---------------------------------------------------------------------
                                                               Three Months Ended June 30, 2004     Three Months Ended June 30, 2003
                                                               ---------------------------------    --------------------------------
                                                                Average             Average Rate    Average             Average Rate
                         ASSETS                                 Balance   Interest  (annualized)    Balance   Interest  (annualized)
                                                                -------   --------  ------------    -------   --------  ------------
Interest earning assets
     Securities
          Taxable...........................................   $  89,912  $    782      3.50%      $  82,016  $    864      4.22%
          Tax-exempt (1)....................................      21,040       265      5.07%         23,376       362      6.21%
                                                               ---------  --------                 ---------  --------
               Total securities.............................     110,952     1,047      3.79%        105,392     1,225      4.66%

     Loans (2)..............................................     447,285     6,162      5.54%        411,925     5,966      5.81%
     Time deposits with banks...............................          24         -      0.00%             38         -      0.00%
     FHLB Stock.............................................       2,381        23      3.89%          2,209        27      4.90%
     Federal funds sold.....................................       1,125         3      1.07%          9,211        27      1.18%
                                                               ---------  --------                 ---------  --------
                 Total interest earning assets..............     561,767     7,234      5.18%        528,775     7,245      5.50%
                                                               ---------  --------                 ---------  --------

Noninterest earning assets
    Allowance for loan losses...............................      (5,150)                             (5,727)
     Premises and equipment & other assets..................      29,006                              19,774
     Cash and due from banks................................      18,433                              19,023
                                                               ---------                           ---------
               Total assets.................................   $ 604,056                           $ 561,845
                                                               =========                           =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits........................   $ 384,387     1,536      1.61%      $ 358,045     1,688      1.89%
     Borrowed funds.........................................      90,256       546      2.43%         88,715       599      2.71%
                                                               ---------  --------                 ---------  --------
          Total interest-bearing liabilities................     474,643     2,082      1.76%        446,760     2,287      2.05%
                                                               ---------  --------                 ---------  --------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits....................      76,190                              65,070
     Other liabilities......................................       7,012                               5,039
     Shareholders' equity...................................      46,211                              44,976
                                                               ---------                           ---------
                 Total liabilities and shareholders' equity    $ 604,056                           $ 561,845
                                                               =========                           =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin.........................                 5,152      3.42%                    4,958      3.44%
     T/E net interest margin as a percent of
          total average earning assets......................                            3.69%                               3.76%
Tax equivalent adjustment (1)...............................                   153                                 199
                                                                          --------                            --------

      Net interest income                                                 $  4,999                            $  4,759
                                                                          ========                            ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin as a percent of average earning assets was 3.69 percent for the quarter ended June 30, 2004, a decrease from 3.76 percent for the same quarter last year. Average second quarter 2004 loan yields declined by 27 basis points (0.27 percent) over second quarter 2003 yields and deposit yields declined 28 basis points in the same time period. Average second quarter 2004 tax-equivalent securities yields declined by 87 basis points over the second quarter of 2003, and borrowed funds yields declined 28 basis points. The decline in securities yields was greater than the decline in loan yields because a significant portion of the securities portfolio matured during the past year and was reinvested at considerably lower rates.

Tax-equivalent net interest income was $5.2 million for the three months ended June 30, 2004 compared to $5.0 million for the same period in 2003, an increase of 4.0 percent. Loan and deposit volume increased in 2004, but this growth was partially offset by the decline in yields and decrease in the margin.

For the six months ended June 30, 2004, the tax-equivalent net interest margin as a percent of average earning assets was 3.71 percent, a decrease from 3.84 percent for the same period last year. Average loan yields for the first six months of 2004 declined by 37 basis points over the same period in 2003 and deposit yields also declined 37 basis points. Average tax-equivalent securities yields for the first six months of 2004 declined by 97 basis points over the same period in 2003, and borrowed funds yields declined 28 basis points.

Tax-equivalent net interest income was $10.2 million for the six months ended June 30, 2004 compared to $9.9 million for the same period in 2003, an increase of 3.0 percent

Other Income / Other Expense
----------------------------
Total other income decreased $383,000 for the three months ended June 30, 2004 compared to the same period in 2003. Omitting the net realized and unrealized losses on rabbi trust securities in the amount of $22,000 in the second quarter of 2004 and gains in the amount of $217,000 in 2003, other income decreased $144,000 or 6.7 percent during the second quarter of 2004 compared to the second quarter of 2003.

Decreases in other income occurred in the following areas:

o Losses were recognized on the sale of securities in the amount of $17,000 in the second quarter of 2004 compared to gains of $171,000 in the second quarter of 2003. The losses that were recognized during the second quarter of 2004 were associated with the rabbi trust, and have no effect on net income. No securities were sold from the Company's available for sale portfolio during the second quarter of 2004.
o Gains on mortgage loans sold in the secondary market were $318,000 for the second quarter of 2004 compared to $462,000 for the second quarter of 2003, a decrease of $144,000 or 31.2 percent. The decline in gains from the sale of mortgages was the result of a less favorable environment for refinancing transactions during the second quarter of 2004 compared to the second quarter of 2003.

Increases in other income occurred in the following areas:

o Trust fee income totaled $342,000 for the second quarter of 2004 compared to $230,000 for the second quarter of 2003, an increase of $112,000 or 48.7 percent. The Company's Wealth Management Group, formerly named the Financial Management Services Division, continues to grow. Trust assets under management grew from $177.5 million at June 30, 2003 to $203.8 million at June 30, 2004.
o Service charges on deposit accounts were $761,000 during the second quarter of 2004 compared to $700,000 in the second quarter of 2003, an increase of $61,000 or 8.7 percent. Growth primarily occurred in fees associated with the Overdraft Protector product.
o Other operating income grew by $37,000 or 14.2 percent during the second quarter of 2004. This growth resulted primarily because the Company purchased bank owned life insurance (BOLI) in the last half of 2003 on selected Bank officers to help fund the increasing costs of providing employee health benefits. Tax-free income of $91,000 was recognized on the BOLI policies during the second quarter of 2004. Debit card income for the second quarter of 2004 also increased by $29,000 over the second quarter of 2003. This growth was partially offset by a $91,000 increase in losses on sales of other real estate (OREO) and repossessions.

For the six months ended June 30, 2004, total other income decreased $16,000 compared to the same period in 2003. Omitting the net realized and unrealized gains on rabbi trust securities in the amount of $38,000 in the first six months of 2004 and gains in the amount of $186,000 during the same period of 2003, other income increased $132,000 or 3.5 percent during the first six months of 2004. Increases occurred in the following areas:

o    trust fee income grew $174,000 or 34.6 percent;
o other income grew by $170,000 primarily due to the purchase of the BOLI policy; and
o    service charges on deposit accounts grew by $134,000 or 10.0 percent.

These increases were partially offset by decreases in mortgage sale income, which declined $316,000 or 38.3 percent.

For the quarter ending June 30, 2004, total other expense decreased $52,000 compared to the same period in 2003. Omitting the depreciation in the Directors' and Executives' Deferred Compensation Plan of $10,000 in 2004 and the appreciation in the Plan of $238,000 in 2003 (which equals the sum of the interest and dividends earned on the rabbi trust and the realized and unrealized gains or losses on the securities in the trust), other expense increased $196,000 or 4.8 percent. Increases occurred in the following areas:

o salaries and employee benefits were $2,534,000 during the second quarter of 2004 compared to $2,451,000 for the same period last year, an increase of
     3.4 percent;
o premises and equipment increased to $613,000 compared to $567,000, an increase of 8.1 percent. This increase occurred primarily due to a negative adjustment to real estate taxes during the second quarter of 2003 due to a state-wide reassessment of property; and
o advertising expense increased to $199,000 for the second quarter of 2004 compared to $162,000 for the same period in 2003, an increase of 22.8 percent.

For the six months ended June 30, 2004, total other expense increased $422,000 compared to the same period in 2003. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $64,000 in 2004 and $219,000 in 2003 (which equals the sum of the interest and dividends earned on the rabbi trust and the realized and unrealized gains or losses on the securities in the trust), other expense increased $577,000 or 7.4 percent. Increases occurred in the following areas:

o salaries and employee benefits increased $386,000 or 8.2 percent, primarily due to filing new positions in our growing Central Indiana region;
o advertising expense grew $58,000 or 20.1 percent due to increased advertising for deposit and loan products and;
o legal fees increased $43,000 or 17.3 percent due to collection efforts pertaining to the real estate developer who filed bankruptcy and to parties affiliated with the developer previously mentioned in this document.

Income Taxes
------------

The Company records a provision for income taxes currently payable, along with a provision for those taxes payable in the future. Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting. The major difference between the effective tax rate applied to the Company's financial statement income and the federal and state statutory rate of approximately 40 percent is interest on tax-exempt securities.

The Company's effective tax rate was 32.0 percent for the six months ended June 30, 2004 compared to 22.7 percent for the same period in 2003. The tax rate was lower in 2003 because the $2.3 million additional provision for loan losses taken during the second quarter of 2003 caused the bank's investment portfolio income (which totally exempt from state taxes and partially exempt from federal taxes) to represent an unusually high percentage of the Company's taxable net income. In addition to this, additional state tax credits were obtained in 2003 from loans made to businesses located in urban enterprise zones.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at June 30, 2004 were $607.4 million an increase of
3.1 percent or $18.2 million compared to $589.3 million at December 31, 2003. Loans (including loans held for sale) grew to $454.0 million at June 30, 2004 compared to $424.5 million at December 31, 2003, an increase of 6.9 percent. The Company's Central Indiana operations provided 32.1 percent of the year-to-date loan growth, with the remainder occurring in the Company's core market of Monroe County and the surrounding counties. Growth primarily occurred in construction and commercial real estate loans. Deposits increased to $446.6 at June 30, 2004 compared to $436.7 at December 31, 2003, an increase of 2.3 percent. Time deposits increased by $29.4 million during the same period, while interest-bearing and non-interest bearing demand deposits declined by $19.5 million. Most of the decline in demand deposits related to a reduction in public fund deposit accounts, which had been unusually high at December 31, 2003. Cash and due from banks declined by $12.4 million at June 30, 2004 compared to December 31, 2003. The decline is the result of the Bank having an unusually high balance in its check clearing account at December 31, 2003 as a result of customer transactions. The balance in this cash equivalent account returned to more typical levels early in the first quarter of 2004. Borrowings increased $7.5 million at June 30, 2004 compared to December 31, 2003. The increase in borrowings was a result of federal funds purchased increasing by $12.8 million, which was partially offset by securities sold under agreement to repurchase decreasing by $2.4 million and Federal Home Loan Bank (FHLB) advances decreasing by $2.9 million.

Capital
-------
Shareholders' equity decreased $133,000 at June 30, 2004 compared to December 31, 2003. This decrease was a result of year-to-date net income of $3.2 million, dividends paid of $1.6 million, other comprehensive income, consisting solely of the change (decrease) in net unrecognized gains in the Company's available-for-sale securities portfolio of $834,000, treasury stock purchased of $1.1 million, options issued of $175,000 (exercise price) and ESOP shares earned of $14,000.

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2004 and December 31, 2003, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2004 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                          Required for Adequate       To Be Well
                                                           Actual               Capital 1            Capitalized 1
                                                  ----------------------------------------------------------------------
                                                     Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                  ----------------------------------------------------------------------
           As of June 30, 2004
           -------------------
           Total capital 1 (to risk-weighted
              assets)
               Consolidated                         $    50,928    11.6%    $   35,045     8.0%           N/A    N/A
               Bank                                      50,740    11.7         34,762     8.0    $    43,452    10.0%
           Tier I capital 1 (to risk-weighted
              assets)
               Consolidated                              45,670    10.4         17,522     4.0            N/A    N/A
               Bank                                      45,482    10.5         17,381     4.0         26,071     6.0
           Tier I capital 1 (to average
              assets)
               Consolidated                              45,670     7.6         24,163     4.0            N/A    N/A
               Bank                                      45,482     7.6         24,002     4.0         30,002     5.0

           As of December 31, 2003
           -----------------------
           Total capital 1 (to risk-weighted
              assets)
               Consolidated                         $    49,998    12.1%    $   33,090     8.0%           N/A    N/A
               Bank                                      48,525    11.9         32,712     8.0    $    40,890    10.0%
           Tier I capital 1 (to risk-weighted
              assets)
               Consolidated                              44,969    10.9         16,545     4.0            N/A    N/A
               Bank                                      43,506    10.6         16,356     4.0         24,534     6.0
           Tier I capital 1 (to average
              assets)
               Consolidated                              44,969     7.8         22,992     4.0            N/A    N/A
               Bank                                      43,506     7.6         22,859     4.0         28,574     5.0
           1 As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of June 30, 2004, the Bank had $10.7 million of loans internally classified compared to $15.7 million at December 31, 2003, a
31.8 percent reduction. The allowance for loan losses was $5.3 million, or 1.17 percent of portfolio loans (excluding loans held for sale) at June 30, 2004 compared to $5.0 million, or 1.19 percent, of portfolio loans at December 31, 2003. A portion of classified loans are nonaccrual loans. The Bank had nonperforming loans (nonaccrual loans, restructured loans and ninety days past due loans still accruing) totaling $5.4 million, or 1.2 percent of total loans at June 30, 2004 compared to $6.4 million or 1.5 percent or total loans at December 31, 2003. June 30, 2004 nonperforming loans also significantly decreased when compared to June 30, 2003, when nonperforming loans were $8.9 million, or 2.1 percent of total loans.

During the second quarter of 2004, the Bank had net loan charge offs totaling $98,000 compared to $1,534,000 charged off for the same period in 2003. For the six months ended June 30, 2004, net loan charge offs were $421,000 compared to $1,833,000 during the same period in 2003.

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

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB). FHLB advances were $40.9 million at June 30, 2004 compared to $43.8 million at December 31, 2003. At June 30, 2004, the Company had excess borrowing capacity at the FHLB of $16.1 million as limited by the Company's board resolution in effect at that date. If the Company's borrowing capacity were not limited by the board resolution, the Company would have excess borrowing capacity of $44.9 million based on collateral. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and minimize interest rate risk.

At June 30, 2004, the Bank's primary liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 15.8 percent, compared to 19.1 percent at December 31, 2003. Management considers this ratio to be adequate.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders. The main source of funding for the holding company is dividends from its subsidiary (the Bank). During the second quarter of 2004, the Bank declared dividends to the holding company of $625,000. As of July 1, 2004, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $5.4 million, versus $3.4 million at January 1, 2004. As discussed in Note 10 to the Consolidated Financial Statements (page 42 of the 2003 Annual Report to Shareholders) and Item 1 of the December 31, 2003 Form 10-K, the Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated financial statements). During the six months ended June 30, 2004, $2.7 million of cash was provided by operating activities, compared to $4.0 million during the same period in 2003. The decrease in this area was primarily a result of the decrease in provision for loan losses. During the first six months of 2004, $29.9 million was used for investing activities, compared to $27.1 million in the same period of 2003. The increase in the use of funds in this category occurred primarily because the Company had a $28.6 million increase in loans in the first six months of 2004 compared to a $24.0 million increase in the same period of 2003. In the first six months of 2004, $14.9 million of cash was provided by financing activities, primarily from growth in certificates of deposit which offset declines in demand deposits, savings deposits and borrowings, compared to $39.3 million provided during the same period in 2003 with growth occurring primarily in demand deposits and FHLB advances. Overall, net cash and cash equivalents decreased $12.3 million during the six months ended June 30, 2004 compared to an increase of $16.2 million in the same period of 2003.

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

Forward-Looking Statements
--------------------------
Portions of information in this Form 10-Q contain forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affect the business of the Company; and (6) changes in real estate values or the real estate markets. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.



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

The Company's interest sensitivity position at June 30, 2004 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table represents the Bank's projected change in NPV for the various rate change (rate shock) levels as of June 30, 2004:

                      Net Portfolio Value at June 30, 2004
                      ------------------------------------


      Change in Interest Rate     Dollar Amount       $ Change        % Change
           (basis points)        (in thousands)        in NPV          in NPV
           --------------        --------------        -------         ------
                +300                 $ 64,821           $ 371           0.58%
                +200                   64,924             474           0.74
                +100                   64,460              10           0.02
                   0                   64,449              --             --
                -100                   64,765             315           0.49
                -200                   63,870            (580)         (0.90)

The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2003:

                      Net Portfolio Value at December 31, 2003
                      ----------------------------------------


      Change in Interest Rate     Dollar Amount       $ Change        % Change
           (basis points)        (in thousands)        in NPV          in NPV
           --------------        --------------        -------         ------
                +300                 $ 66,910         $ 2,609           4.06%
                +200                   65,953           1,652           2.57
                +100                   64,826             525           0.82
                   0                   64,301              --             --
                -100                   63,484            (817)         (1.27)
                -200                   67,245           2,944           4.58

Management believes a 200 basis point (two percent) decrease in rates is highly unlikely. Management also believes an increase in rates is more probable; therefore, we will focus our discussion on the effects of a 100 basis point (one percent) decrease in rates and an increase of 300 basis points (three percent).

The June 30, 2004 table above indicates that the Bank's estimated NPV would be expected to increase by .58 percent in the event of a sudden and sustained 300 basis point increase in interest rates and increase .49 percent in the event of an immediate 100 basis point decrease in interest rates. While there has been a modest change in the NPVs, the results from both time periods indicate that the interest rate sensitivities of the expected cash flows from the Bank's assets and liabilities are well matched over the rate shock ranges between a drop of 100 basis points and an increase of 300 basis points. The estimated changes in NPV calculated by as of June 30, 2004, are within the approved guidelines established by the Board of Directors.

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


Item 4. Controls and Procedures.
------  -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II - Other Information

Item 1.   Legal Proceedings.
-------   ------------------
          None.

Item 2e.  Changes in Securities and Uses of Proceeds.
--------  -------------------------------------------

                                                                                 (d) Approximate
                                                                                 Dollar Value of
                                                                                 of Shares that
                                                      (c) Total Number of          May Yet Be
                         (a) Total                    Shares Purchased as        Purchased Under
                         Number of    (b) Average      Part of Publicly           the Plans or
                          Shares      Price Paid      Announced Programs        Programs (dollar
     Period              Purchased     per Share           or Plans           amount in thousands)
--------------------------------------------------------------------------------------------------
April 1-30, 2004           22,000           16.51            22,000                   $ 740
May 1-31, 2004             16,000           16.33            16,000                     479
June 1-30, 2004            24,000           16.38            24,000                      86

The stock repurchase plan was announced September 3, 2003. Total dollar amount approved: $2,000,000. The plan has no expiration date. The Corporation announced on July 27, 2004 that it had completed its purchases under this program and that no further purchases would be made under this program.

Item 3.           Defaults upon Senior Securities.
-------   --------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote by Security Holders.
-------   ----------------------------------------------------

          (a) On April 22, 2004, the Corporation held its annual meeting of shareholders.

          (b) At the annual meeting, the following individuals were elected to a three-year term expiring in 2007: Joyce Claflin Harrell, Charles R. Royal, Jr., and Harry F. McNaught, Jr.

               The following individual's terms as directors continued after the meeting: Mark D. Bradford, Steven R. Crider, Paul W. Mobley, David D. Baer, Bradford J. Bomba, Jr. MD, and Timothy D. Ellis.

          (c) At the annual meeting, the first item was the election of three directors. The vote tabulation for the election of Joyce Claflin Harrell was 4,923,700 "for" and 58,199 withheld; the vote tabulation for Charles R. Royal, Jr. was 4,978,478 "for" and 3,421 withheld; and, the vote tabulation for Harry F. McNaught, Jr. was 4,978,718 "for" and 3,182 withheld.

               The second item was the ratification of BKD, LLP, Certified Public Accountants, as the Corporation's independent auditors for fiscal year ending December 31, 2004. This matter was approved by a vote of 4,970,066 shares "for", 500 shares against, and 11,333 shares abstained.

Item 5.   Other Information.
-------   ------------------

               Not applicable.

Item 6a.  Exhibits.
--------  --------

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

10(vii)* Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan incorporated by reference to registrant's Form 10-K filed March 29, 2004

10(viii)* Monroe Bancorp Directors' Deferred Compensation Plan as Amended and
          Restated Effective January 1, 1999 and First, Second and Third Amendments incorporated by reference to registrant's Form 10-K filed March 29, 2004.

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

31(i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer

31(ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer

32(i) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Management contract or compensatory plan or arrangement.

Item 6b. Reports on Form 8-K.
-------  --------------------
         Monroe Bancorp filed the following Form 8-K:

         o Filed April 20, 2004 pursuant to Items 9 and 12 of Form 8-K to report a press release of first quarter 2004 earnings and a summary of first quarter 2004 financial information issued April 20, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MONROE BANCORP

  Date: August 13, 2004      By: /s/ Mark D. Bradford
        ---------------          ------------------------
                                 Mark D. Bradford, President and Chief
                                 Executive Officer (Principal Executive Officer)

  Date: August 13, 2004      By: /s/ Gordon M. Dyott
        ---------------          -------------------------
                                 Gordon M. Dyott, Exec. Vice President,
                                 Chief Financial Officer  (Principal Financial
                                 Officer)

                                  Exhibit Index
                                  -------------


Exhibit No        Description of Exhibit:
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

10(vii) Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan incorporated by reference to registrant's Form 10-K filed March 29, 2004

10(viii) Monroe Bancorp Directors' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments incorporated by reference to registrant's Form 10-K filed March 29, 2004.

10(ix) Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments incorporated by reference to registrant's Form 10-K filed March 29, 2004.

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