Form 10-Q
period 2004-09-30
MONROE BANCORP
filed 2004-11-12
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes [X]        No [ ]


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]                      No [X]

Outstanding Shares of Common Stock on November 5, 2004:  6,035,110

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I. Financial Information:

      Item 1.    Financial Statements:

                    Consolidated Condensed Balance Sheets......................3

                    Consolidated Condensed Statements of Income - Nine Months..4

                    Consolidated Condensed Statements of Income - Three Months.5

                    Consolidated Condensed Statement of Shareholders' Equity...6

                    Consolidated Condensed Statements of Cash Flows............7

                    Notes to Consolidated Condensed Financial Statements.......8

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................11

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk...22

      Item 4.    Controls and Procedures......................................24

Part II.  Other Information:

      Item 1.    Legal Proceedings............................................25

      Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..25

      Item 3.    Defaults Upon Senior Securities..............................25

      Item 4.    Submission of Matters to a Vote of Security Holders..........25

      Item 5.    Other Information............................................25

      Item 6.  Exhibits.......................................................25

Signatures....................................................................27

Exhibit Index.................................................................28

Part I. Financial Information

Item 1. Financial Statements


                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                September 30,  December 31,
                                                                    2004          2003
                                                                 (Unaudited)
                                                                  ---------     ---------
Assets
Cash and due from banks ......................................    $  24,237     $  29,708
Trading securities, at fair value ............................        3,420         3,329
Investment securities
     Available for sale ......................................       93,851        66,372
     Held to maturity ........................................       14,683        39,797
                                                                  ---------     ---------
          Total investment securities ........................      108,534       106,169

Loans ........................................................      453,571       422,292
Allowance for loan losses ....................................       (4,830)       (5,019)
                                                                  ---------     ---------
     Net loans ...............................................      448,741       417,273
Loans held for sale ..........................................        3,760         2,219
Premises and equipment .......................................       11,630        11,683
Federal Home Loan Bank of Indianapolis stock, at cost ........        2,413         2,331
Other assets .................................................       17,722        16,551
                                                                  ---------     ---------
                    Total assets .............................    $ 620,457     $ 589,263
                                                                  =========     =========

Liabilities
Deposits
     Noninterest-bearing .....................................    $  95,206     $  73,579
     Interest-bearing ........................................      368,817       363,104
                                                                  ---------     ---------
          Total deposits .....................................      464,023       436,683

Borrowings ...................................................      101,869       101,872
Other liabilities ............................................        7,903         5,333
                                                                  ---------     ---------
                    Total liabilities ........................      573,795       543,888

Commitments and Contingent Liabilities

Shareholders' Equity
Common stock, no-par value
    Authorized, 18,000,000 shares
    Issued and outstanding - 6,035,110 and 6,095,640
          shares, respectively ...............................          137           137
Additional paid-in capital ...................................        1,583         2,618
Retained earnings ............................................       45,319        42,689
Accumulated other comprehensive income .......................           95           406
Unearned ESOT shares .........................................         (472)         (475)
                                                                  ---------     ---------
                    Total shareholders' equity ...............       46,662        45,375
                                                                  ---------     ---------
                    Total liabilities and shareholders' equity    $ 620,457     $ 589,263
                                                                  =========     =========

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                              2004       2003
                                                                            -------    -------
Interest Income
 Loans, including fees .................................................    $18,399    $17,786
 Trading securities ....................................................         48         38
 Investment securities
      Taxable ..........................................................      2,262      2,498
      Tax exempt .......................................................        480        659
 Federal funds sold ....................................................          5         66
                                                                            -------    -------
                      Total interest income .............................    21,194     21,047
                                                                            -------    -------

 Interest Expense
 Deposits ..............................................................      4,633      5,048
 Short-term borrowings .................................................        320        223
 Other borrowings ......................................................      1,416      1,463
                                                                            -------    -------
                     Total interest expense ............................      6,369      6,734
                                                                            -------    -------
                     Net interest income ...............................     14,825     14,313
 Provision for loan losses .............................................        990      3,515
                                                                            -------    -------
                     Net interest income after provision for loan losses     13,835     10,798
                                                                            -------    -------

 Other Income
 Fiduciary activities ..................................................      1,034        793
 Service charges on deposit accounts ...................................      2,206      2,041
 Commission income .....................................................        703        647
 Securities gains ......................................................        212        166
 Unrealized gains on trading securities ................................         48        222
 Net gains on loan sales ...............................................        781      1,444
 Other operating income ................................................      1,086        801
                                                                            -------    -------
                     Total other income ................................      6,070      6,114
                                                                            -------    -------

 Other Expenses
 Salaries and employee benefits ........................................      7,618      7,187
 Net occupancy and equipment expense ...................................      1,847      1,799
 Advertising ...........................................................        489        440
 Legal fees ............................................................        396        425
 Appreciation in directors' and executives'
      deferred compensation plans ......................................         64        257
 Other operating expense ...............................................      2,157      2,043
                                                                            -------    -------
                     Total other expenses ..............................     12,571     12,151
                                                                            -------    -------

                     Income before income tax ..........................      7,334      4,761
                     Income tax expense ................................      2,357      1,312
                                                                            -------    -------
                                        Net income .....................    $ 4,977    $ 3,449
                                                                            =======    =======

 Basic earnings per share ..............................................    $  0.83    $  0.56
 Diluted earnings per share ............................................    $  0.82    $  0.56

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                           Three Months Ended
                                                                              September 30,
                                                                            2004        2003
                                                                           -------     -------
Interest Income
Loans, including fees .................................................    $ 6,322     $ 5,970
Trading securities ....................................................         15          11
Investment securities
     Taxable ..........................................................        733         772
     Tax exempt .......................................................        140         207
Federal funds sold ....................................................         --          16
                                                                           -------     -------
                    Total interest income .............................      7,210       6,976
                                                                           -------     -------

Interest Expense
Deposits ..............................................................      1,627       1,556
Short-term borrowings .................................................        175          67
Other borrowings ......................................................        454         519
                                                                           -------     -------
                    Total interest expense ............................      2,256       2,142
                                                                           -------     -------
                    Net interest income ...............................      4,954       4,834
Provision for loan losses .............................................        330         405
                                                                           -------     -------
                    Net interest income after provision for loan losses      4,624       4,429
                                                                           -------     -------

Other Income
Fiduciary activities ..................................................        357         290
Service charges on deposit accounts ...................................        738         707
Commission income .....................................................        237         184
Securities gains ......................................................         96          --
Unrealized gains (losses) on trading securities .......................        (12)         31
Net gains on loan sales ...............................................        271         618
Other operating income ................................................        397         283
                                                                           -------     -------
                    Total other income ................................      2,084       2,113
                                                                           -------     -------

Other Expenses
Salaries and employee benefits ........................................      2,530       2,486
Net occupancy and equipment expense ...................................        607         594
Advertising ...........................................................        142         151
Legal fees ............................................................        105         177
Appreciation in directors' and executives'
     deferred compensation plans ......................................         --          38
Other operating expense ...............................................        738         678
                                                                           -------     -------
                    Total other expenses ..............................      4,122       4,124
                                                                           -------     -------

                    Income before income tax ..........................      2,586       2,418
                    Income tax expense ................................        836         779
                                                                           -------     -------
                                       Net income .....................    $ 1,750     $ 1,639
                                                                           =======     =======

Basic and diluted earnings per share ..................................    $  0.29     $  0.27

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Nine Months Ended
                               September 30, 2004
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                                Unearned
                                        Common Stock                                            Accumulated     Employee
                                    --------------------  Additional                               Other         Stock
                                      Shares               Paid in    Comprehensive  Retained   Comprehensive   Ownership
                                    Outstanding   Amount   Capital       Income      Earnings   Income (Loss)  Trust Shares  Total
                                    -----------------------------------------------------------------------------------------------
Balances January 1, 2004..........   6,095,640    $ 137    $ 2,618                    $42,689       $ 406        $(475)     $45,375

Comprehensive Income:
   Net income for the period                                             $4,977         4,977                                 4,977
   Unrealized loss on securities
        net of tax benefit of $160
        (net of reclassification
        adjustment of $38 for
       realized gains included                                             (311)                     (311)                     (311)
       in income).................
ESOT shares earned................                              22                                                   3           25
Repurchase of stock, at cost......    (75,530)              (1,232)                                                          (1,232)
Stock options exercised...........     15,000                  175                                                              175
Cash dividend ($.39 per share)                                                         (2,347)                               (2,347)
                                    -----------------------------------------------------------------------------------------------
Balances September 30, 2004.......  6,035,110     $ 137     $1,583       $4,666       $45,319        $ 95        $(472)     $46,662
                                    ===============================================================================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                     2004         2003
                                                                                   --------     --------
Operating Activities
         Net income ...........................................................    $  4,977     $  3,449
         Adjustments to reconcile net income to net cash provided
                 by operating activities:
              Provision for loan losses .......................................         990        3,515
              Depreciation and amortization ...................................         681          674
              Deferred income tax .............................................        (160)        (102)
              Investment securities amortization, net .........................         361          384
              Securities gain .................................................        (234)        (170)
              Origination of loans held for sale ..............................     (53,448)     (94,320)
              Proceeds from sale of loans held for sale .......................      52,688       98,913
              Gain on sale of loans held for sale .............................        (781)      (1,444)
              ESOT compensation ...............................................          25           16
              Net change in:
                   Trading securities .........................................         (91)        (319)
                   Interest receivable and other assets .......................        (852)      (1,032)
                   Interest payable and other liabilities .....................       2,570         (350)
                                                                                   --------     --------
                             Net cash provided by operating activities ........       6,726        9,214
                                                                                   --------     --------

Investing Activities
         Purchase of securities available for sale ............................     (48,293)     (30,099)
         Proceeds from sales of securities available for sale .................       8,452        7,494
         Proceeds from paydowns and maturities of securities available for sale      11,846        7,150
         Proceeds from paydowns and maturities of securities held to maturity .      25,033       16,806
         Purchase of bank owned life insurance (BOLI) .........................          --       (6,800)
         Purchase of FHLB stock ...............................................         (82)        (420)
         Net change in loans ..................................................     (32,458)     (23,828)
         Purchase of premises and equipment ...................................        (628)        (467)
                                                                                   --------     --------
                             Net cash used by investing activities ............     (36,130)     (30,164)
                                                                                   --------     --------

Financing Activities
         Net change in:
              Noninterest-bearing, interest-bearing demand and savings deposits          99       37,056
              Certificates of deposit .........................................      27,241       (9,052)
              Borrowings ......................................................       4,944       (6,230)
         Proceeds from Federal Home Loan Bank advances ........................          --       12,000
         Repayments of Federal Home Loan Bank advances ........................      (4,947)      (2,785)
         Cash dividends paid ..................................................      (2,347)      (2,197)
         Stock options exercised ..............................................         175           --
         Repurchase of common stock ...........................................      (1,232)        (151)
                                                                                   --------     --------
                             Net cash provided by financing activities ........      23,933       28,641
                                                                                   --------     --------
Net Change in Cash and Cash Equivalents .......................................      (5,471)       7,691
Cash and Cash Equivalents, Beginning of Period ................................      29,708       20,526
                                                                                   --------     --------
Cash and Cash Equivalents, End of Period ......................................    $ 24,237     $ 28,217
                                                                                   ========     ========

Supplemental cash flow disclosures
         Interest paid ........................................................    $  6,266     $  6,926
         Income tax paid ......................................................       1,760        1,485

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

The interim consolidated condensed financial statements at September 30, 2004, and for the nine and three months ended September 30, 2004 and 2003, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                                Nine months ended
                                                -----------------
                                        September 30, 2004 September 30, 2003
                                        ------------------ ------------------

Net income (in thousands) .........        $     4,977         $     3,449
                                           ===========         ===========

Weighted average shares outstanding          6,066,199           6,150,040

Average unearned ESOT shares ......            (39,258)            (44,427)
                                           -----------         -----------
   Shares used to compute basic
       earnings per share .........          6,026,941           6,105,613

Effect of dilutive securities -
    stock options .................             16,896               6,331
                                           -----------         -----------

   Shares used to compute diluted
        earnings per share ........          6,043,837           6,111,944
                                           ===========         ===========

Earnings per share, basic .........        $      0.83         $      0.56
Earnings per share, diluted .......               0.82                0.56


For the nine months ended September 30, 2003, options to purchase 27,391 shares were not included in the earnings per share calculation because the exercise price exceeded the average market price.

                                                Three months ended
                                                ------------------
                                        September 30, 2004 September 30, 2003
                                        ------------------ ------------------


Net income (in thousands) .........        $     1,750         $     1,639
                                           ===========         ===========

Weighted average shares outstanding          6,036,588           6,149,645

Average unearned ESOT shares ......            (37,721)            (43,101)
                                           -----------         -----------
   Shares used to compute basic
       earnings per share .........          5,998,867           6,106,544

Effect of dilutive securities -
    stock options .................             17,564               7,357
                                           -----------         -----------

   Shares used to compute diluted
        earnings per share ........          6,016,431           6,113,901
                                           ===========         ===========

Earnings per share, basic .........        $      0.29         $      0.27
Earnings per share, diluted .......               0.29                0.27

For the three months ended September 30, 2003, options to purchase 27,931 shares were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

                                                              Nine Months Ended  Nine Months Ended
                                                              September 30, 2004 September 30, 2003
                                                              ------------------ ------------------
Net income, as reported .....................................     $   4,977            $   3,449
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes ............................................            10                    4
                                                                  ---------            ---------
Pro forma net income ........................................     $   4,967            $   3,445
                                                                  =========            =========

Earnings per share:
     Basic - as reported ....................................     $    0.83            $    0.56
     Basic - pro forma ......................................          0.82                 0.56
     Diluted - as reported ..................................          0.82                 0.56
     Diluted - pro forma ....................................          0.82                 0.56


                                                              Three Months Ended Three Months Ended
                                                              September 30, 2004 September 30, 2003
                                                              ------------------ ------------------
Net income, as reported .....................................     $   1,750            $   1,639
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes ............................................             3                    1
                                                                  ---------            ---------
Pro forma net income ........................................     $   1,747            $   1,638
                                                                  =========            =========

Earnings per share:
     Basic - as reported ....................................     $    0.29            $    0.27
     Basic - pro forma ......................................          0.29                 0.27
     Diluted - as reported ..................................          0.29                 0.27
     Diluted - pro forma ....................................          0.29                 0.27



Note 4:  Reclassifications
--------------------------

Reclassification of certain amounts in the 2003 consolidated condensed financial statements have been made to conform to the 2004 presentation.

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

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 34 to 36 of the December 31, 2003 Annual Report to Shareholders. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on pages 15 to 16 of the 2003 Annual Report to Shareholders. There have been no changes in these critical accounting policies to date.

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

o In the "Other Income / Other Expense" section of this document, we report other income and other expense without the effect of unrealized gains and losses on securities in a grantor trust (rabbi trust) which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, and hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend or interest income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest and dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on page 4 of the consolidated financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year other income and other expense can be made if the rabbi trust realized and unrealized gains and losses and offsetting appreciation (depreciation) on the deferred compensation plans are removed.

o Several non-GAAP financial measures throughout this quarterly report on Form 10-Q relate to the additional $2.3 million provision for loan losses taken during the third quarter of 2003 (see chart on the following page) as a result of loans made to a real estate developer who filed bankruptcy and to parties affiliated with the developer. We believe the non-GAAP disclosures of net income and various ratios before the additional provision are useful to both investors and management because they provide insight into how the Company would have performed in 2003 without this additional provision.


Results of Operations
---------------------

The table on the following page presents information to assist in analyzing the Company's income before and after the $2.3 million additional provision for loan losses which was taken during the third quarter of 2003. This additional provision was directly related to an analysis of the collateral values and many other factors related to loans outstanding to a real estate developer who filed bankruptcy and to parties affiliated with the developer. Table dollar amounts are in thousands, except for per share data.

        Income Statement With and Without Special $2.3 Million Provision

                                                                          Nine Months Ended September 30,
                                                              -------------------------------------------------------
                                                                2004                         2003
                                                              --------       ----------------------------------------
                                                                              Without        Impact           With
                                                                              Special          of            Special
                                                                             Provision      Provision       Provision
                                                              --------       ---------      ---------       ---------
Interest income ........................................      $ 21,194       $ 21,047             --        $ 21,047
Interest expense .......................................         6,369          6,734             --           6,734
                                                              --------       --------       --------        --------
     Net interest income ...............................        14,825         14,313             --          14,313
Provision for loan losses ..............................           990          1,215       $  2,300           3,515
                                                              --------       --------       --------        --------
     Net interest income after provision for loan losses        13,835         13,098         (2,300)         10,798

Total other income .....................................         6,070          6,114             --           6,114
Total other expense ....................................        12,571         12,151             --          12,151
                                                              --------       --------       --------        --------
     Income before income tax ..........................         7,334          7,061         (2,300)          4,761
Income tax expense (benefit) ...........................         2,357          2,223           (911)          1,312
                                                              --------       --------       --------        --------
          Net income ...................................      $  4,977       $  4,838       $ (1,389)       $  3,449
                                                              ========       ========       ========        ========

Basic earnings per share ...............................      $   0.83       $   0.79       $  (0.23)       $   0.56
Diluted earnings per share .............................      $   0.82       $   0.79       $  (0.23)       $   0.56
Return on average equity ...............................         14.42%         14.14%         (3.91%)         10.23%
Return on average assets ...............................          1.11%          1.16%         (0.34%)          0.82%


Overview
--------
Net income for the third quarter 2004 was $1.75 million, a 6.7 percent increase over net income of $1.64 million for the same quarter last year. Basic and diluted earnings per share for the third quarter of 2004 were $0.29, up from $0.27 for the third quarter of 2003.

Net income was $5.0 million and $3.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively, an increase of $1.5 million or 44.3 percent. Excluding the additional provision of $2.3 million ($1.4 million after tax), 2003 year to date net income would have been $4.8 million. Diluted earnings per share for the nine months ended September 30, 2004 were $0.82 compared to $0.56 for the same period in 2003. Without the additional provision, diluted earnings per share would have been $0.79 for the first nine months of 2003.

Annualized return on average equity (ROE) for the third quarter of 2004 increased to 15.14 percent compared to 14.36 percent for third quarter of 2003. The annualized return on average assets (ROA) was 1.14 percent for the third quarter of 2004, unchanged from the same period in 2003.

Annualized return on average equity (ROE) for the nine months ended September 30, 2004 increased to 14.42 percent compared to 10.23 percent for same period of 2003. The annualized return on average assets (ROA) was 1.11 percent for the nine months ended September 30, 2004 compared with 0.82 percent for the same period in 2003. Without the additional provision for loan losses, ROE for the nine months ended September 30, 2003 would have been 14.14 percent and ROA would have been 1.16 percent.

Year to date 2004 dividends paid were $0.39 per share, up from $0.36 per share for the same period of 2003, an increase of 8.3 percent. At September 30, 2004 the dividend yield was 3.1 percent compared to 3.4 percent at September 30, 2003. The decrease in yield occurred due to an increase in the market value of the stock. At September 30, 2004, the closing market price of Monroe Bancorp stock was $17.00 per share compared to

$14.15 per share at September 30, 2003, an increase of 20.1 percent. Monroe Bancorp has increased its dividend each year for more than sixteen years.

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

                                                                             Average Balance Sheets and Interest Rates
                                                           -------------------------------------------------------------------------
                                                           Nine Months Ended September 30, 2004 Nine Months Ended September 30, 2003
                                                           ------------------------------------ ------------------------------------
                                                              Average            Average Rate     Average            Average Rate
                         ASSETS                               Balance  Interest  (annualized)     Balance  Interest  (annualized)
                                                              -------  --------  ------------     -------  --------  ------------
Interest earning assets
     Securities
          Taxable .......................................... $  88,257 $   2,367      3.58%      $  81,023 $   2,608      4.30%
          Tax-exempt (1) ...................................    21,785       800      4.91%         23,651     1,098      6.21%
                                                             --------- ---------                 --------- ---------
               Total securities ............................   110,042     3,167      3.84%        104,674     3,706      4.73%

     Loans (2) .............................................   445,219    18,405      5.52%        410,169    17,794      5.80%
     Time deposits with banks ..............................        20        --      0.00%             38        --      0.00%
     FHLB Stock ............................................     2,380        81      4.55%          2,141        81      5.06%
     Federal funds sold ....................................       643         5      1.04%          7,735        65      1.12%
                                                             --------- ---------                 --------- ---------
                 Total interest earning assets .............   558,304    21,657      5.18%        524,757    21,646      5.52%
                                                             --------- ---------                 --------- ---------

Noninterest earning assets
    Allowance for loan losses ..............................    (5,087)                             (5,497)
     Premises and equipment & other assets .................    29,044                              21,747
     Cash and due from banks ...............................    18,628                              17,796
                                                             ---------                           ---------
               Total assets ................................ $ 600,889                           $ 558,803
                                                             =========                           =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits .......................   379,012     4,634      1.63%      357,709     5,048      1.89%
     Borrowed funds ........................................    95,243     1,735      2.43%       86,067     1,686      2.62%
                                                             --------- ---------               --------- ---------
          Total interest-bearing liabilities ...............   474,255     6,369      1.79%      443,776     6,734      2.03%
                                                             --------- ---------               --------- ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ...................    74,312                              64,734
     Other liabilities .....................................     6,205                               5,232
     Shareholders' equity ..................................    46,117                              45,061
                                                             ---------                           ---------
                 Total liabilities and shareholders' equity  $ 600,889                           $ 558,803
                                                             =========                           =========

Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin ........................              15,288      3.39%                 14,912      3.49%
     T/E net interest margin as a percent of
          total average earning assets .....................                          3.66%                             3.80%
Less:  Tax equivalent adjustment (1) .......................                 463                               599
                                                                       ---------                         ---------

      Net interest income ..................................           $  14,825                         $  14,313
                                                                       =========                         =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                             Average Balance Sheets and Interest Rates
                                                           -------------------------------------------------------------------------
                                                           Nine Months Ended September 30, 2004 Nine Months Ended September 30, 2003
                                                           ------------------------------------ ------------------------------------
                                                              Average            Average Rate     Average            Average Rate
                         ASSETS                               Balance  Interest  (annualized)     Balance  Interest  (annualized)
                                                              -------  --------  ------------     -------  --------  ------------
Interest earning assets
     Securities
          Taxable .......................................... $  90,211 $    766       3.38%      $  81,314 $    800       3.90%
          Tax-exempt (1) ...................................    19,020      233       4.88%         22,671      347       6.07%
                                                             --------- --------                  --------- --------
               Total securities ............................   109,231      999       3.64%        103,985    1,147       4.37%

     Loans (2) .............................................   456,581    6,323       5.51%        422,276    5,972       5.61%
     Time deposits with banks ..............................        25       --       0.00%             26       --       0.00%
     FHLB Stock ............................................     2,407       27       4.46%          2,296       28       4.84%
     Federal funds sold ....................................        --       --       0.00%          6,544       16       0.97%
                                                             --------- --------                  --------- --------
                 Total interest earning assets .............   568,244    7,349       5.14%        535,127    7,163       5.31%
                                                             --------- --------                  --------- --------

Noninterest earning assets
    Allowance for loan losses ..............................    (5,054)                             (6,077)
     Premises and equipment & other assets .................    29,624                              25,836
     Cash and due from banks ...............................    19,611                              17,927
                                                             ---------                           ---------
               Total assets ................................ $ 612,425                           $ 572,813
                                                             =========                           =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ....................... $ 379,813    1,627       1.70%      $ 359,781    1,556       1.72%
     Borrowed funds ........................................   103,093      629       2.43%         94,663      585       2.45%
                                                             --------- --------                  --------- --------
          Total interest-bearing liabilities ...............   482,906    2,256       1.86%        454,444    2,141       1.87%
                                                             --------- --------                  --------- --------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ...................    77,279                              67,987
     Other liabilities .....................................     6,263                               5,107
     Shareholders' equity ..................................    45,977                              45,275
                                                             ---------                           ---------
                 Total liabilities and shareholders' equity  $ 612,425                           $ 572,813
                                                             =========                           =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin ........................              5,093       3.29%                   5,022       3.44%
     T/E net interest margin as a percent of
          total average earning assets .....................                          3.57%                               3.72%
Less:  Tax equivalent adjustment (1) .......................                139                                 188
                                                                       --------                            --------

      Net interest income ..................................           $  4,954                            $  4,834
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

-----------------------------------------------------

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin as a percent of average earning assets was 3.57 percent for the quarter ended September 30, 2004, a decrease from 3.72 percent for the same quarter last year. Average third quarter 2004 loan yields declined by 10 basis points (0.10 percent) over third quarter 2003 yields and deposit yields declined 2 basis points in the same time period. Average third quarter 2004 tax-equivalent securities yields declined by 74 basis points over the third quarter of 2003, and borrowed funds yields declined 2 basis points. The decline in securities yields was greater than the decline in loan yields because a significant portion of the securities portfolio matured during the past year and was reinvested at considerably lower rates.

Tax-equivalent net interest income was $5.1 million for the three months ended September 30, 2004 compared to $5.0 million for the same period in 2003, an increase of 2.0 percent. Loan and deposit volume increased in 2004, but this growth was partially offset by the decline in yields and decrease in the margin.

For the nine months ended September 30, 2004, the tax-equivalent net interest margin as a percent of average earning assets was 3.66 percent, a decrease from
3.80 percent for the same period last year. Average loan yields for the first nine months of 2004 declined by 28 basis points over the same period in 2003 and deposit yields declined 26 basis points. Average tax-equivalent securities yields for the first nine months of 2004 declined by 89 basis points over the same period in 2003, and borrowed funds yields declined 19 basis points.

Tax-equivalent net interest income was $15.3 million for the nine months ended September 30, 2004 compared to $14.9 million for the same period in 2003, an increase of 2.7 percent.


Other Income / Other Expense
----------------------------
Total other income decreased $29,000 for the three months ended September 30, 2004 compared to the same period in 2003. Omitting the net realized and unrealized losses on rabbi trust securities in the amount of $12,000 in the third quarter of 2004 and gains in the amount of $31,000 in the third quarter of 2003, other income increased $14,000 or 0.7 percent during the third quarter of 2004 compared to the third quarter of 2003.

Increases in other income occurred in the following areas:

o Trust fee income totaled $357,000 for the third quarter of 2004 compared to $290,000 for the third quarter of 2003, an increase of $67,000 or 23.1 percent. The Company's Wealth Management Group, formerly named the Financial Management Services Division, continues to grow. Trust assets under management grew from $182.4 million at September 30, 2003 to $207.9 million at September 30, 2004.
o Service charges on deposit accounts were $738,000 during the third quarter of 2004 compared to $707,000 in the third quarter of 2003, an increase of $31,000 or 4.4 percent. Growth primarily occurred in fees associated with the Overdraft Protector product.
o Commission income was $237,000 for the third quarter of 2004 compared to $184,000 for the same period in 2003, an increase of $53,000 or 28.8 percent. Full-service brokerage commissions increased $15,000 and platform (branch based) annuity and mutual fund sales commissions increased $38,000.
o Other operating income grew by $114,000 or 40.3 percent during the third quarter of 2004. This growth resulted primarily because the Company recognized $45,000 of losses on other real estate owned (OREO) in the third quarter of 2003 compared to no losses in the third quarter of 2004. Debit card interchange income also increased by $39,000 in the third quarter of 2004.
o Gains were recognized on the sale of securities in the amount of $96,000 in the third quarter of 2004 compared to no gains in the third quarter of 2003.

Decreases in other income occurred in the following area:

o Gains on mortgage loans sold in the secondary market were $271,000 for the third quarter of 2004 compared to $618,000 for the third quarter of 2003, a decrease of $347,000 or 56.2 percent. The decline in gains from the sale of mortgages was the result of a less favorable environment for refinancing transactions during the third quarter of 2004 compared to the third quarter of 2003.

For the nine months ended September 30, 2004, total other income decreased $44,000 compared to the same period in 2003. Omitting the net realized and unrealized gains on rabbi trust securities in the amount of $25,000 in the first nine months of 2004 and gains in the amount of $217,000 during the same period of 2003, other income increased $148,000 or 2.5 percent during the first nine months of 2004. Significant increases occurred in the following areas:

o trust fee income grew $241,000 or 30.4 percent, due to both a service fee increase and growth in assets under mangement;
o other income grew by $285,000 primarily due to the purchase of the BOLI policy and the related increase in its cash surrender value, and an increase in debit card interchange income; and
o    service charges on deposit accounts grew by $165,000 or 8.1 percent.

These increases were partially offset by decreases in mortgage sale income, which declined $663,000 or 45.9 percent.

For the quarter ending September 30, 2004, total other expense decreased $2,000 compared to the same period in 2003. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $38,000 in 2003, which equals the sum of the interest and dividends earned on the rabbi trust and the realized and unrealized gains or losses on the securities in the trust (there was no appreciation or depreciation on the plan in the third quarter of 2004), other expense increased $36,000 or 0.9 percent. Significant changes occurred in the following area:

o legal fees declined $72,000 or 40.1 percent due to a decrease in legal fees associated with collection efforts on loans made to a certain real estate developer who filed bankruptcy in 2002 and to parties affiliated with the developer.

Occupancy expense and salaries and employee benefit expenses experienced very modest increases in the third quarter of 2004 compared to the same period in 2003.

For the nine months ended September 30, 2004, total other expense increased $420,000 compared to the same period in 2003. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $64,000 in 2004 and $257,000 in 2003 (which equals the sum of the interest and dividends earned on the rabbi trust and the realized and unrealized gains or losses on the securities in the trust), other expense increased $613,000 or 5.2 percent. Increases occurred primarily in the following areas:

o salaries and employee benefits increased $431,000 or 6.0 percent, primarily due to filing new positions in our growing Central Indiana region; and
o advertising expense grew $49,000 or 11.1 percent due to increased advertising for deposit and loan products.

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

The Company's effective tax rate was 32.1 percent for the nine months ended September 30, 2004 compared to 27.6 percent for the same period in 2003. The tax rate was lower in 2003 because the $2.3 million additional provision for loan losses taken during the second quarter of 2003 caused the Bank's investment portfolio income (which is totally exempt from state taxes and partially exempt from federal taxes) to represent a higher percentage of the Company's taxable income. In addition to this, additional state tax credits were obtained in 2003 from loans made to businesses located in urban enterprise zones.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at September 30, 2004 were $620.5 million an increase of 5.3 percent or $31.2 million compared to $589.3 million at December 31, 2003. Loans (including loans held for sale) grew to $457.3 million at September 30, 2004 compared to $424.5 million at December 31, 2003, an increase of 7.7 percent. The Company's Central Indiana operations provided 39.1 percent of the year-to-date loan growth, with the remainder occurring in the Company's core market of Monroe County and the surrounding counties. Growth primarily occurred in construction and commercial real estate loans. Deposits increased to $464.0 at September 30, 2004 compared to $436.7 at December 31, 2003, an increase of 6.3 percent. The increase in deposits resulted primarily from an increase in time deposits of $27.2 million. Cash and due from bank accounts declined by $5.5 million at September 30, 2004 compared to December 31, 2003. The decline is the result of the Bank having an unusually high balance in its check clearing account at December 31, 2003 as a result of customer transactions. The balance in this cash equivalent account returned to more typical levels early in the first quarter of 2004. Borrowings remained virtually unchanged at September 30, 2004 compared to December 31, 2003.

Capital
-------
Shareholders' equity increased $1.3 million at September 30, 2004 compared to December 31, 2003. This increase was a result of year-to-date net income of $5.0 million, dividends paid of $2.3 million, other comprehensive income, consisting solely of the change (decrease) in net unrecognized gains in the Company's available-for-sale securities portfolio of $311,000, treasury stock purchased of $1.2 million, options issued of $175,000 (exercise price) and ESOP shares earned of $25,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2004 and December 31, 2003, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2004 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                         Required for Adequate           To Be Well
                                                       Actual                 Capital (1)              Capitalized (1)
                                             -----------------------------------------------------------------------------
                                                Amount        Ratio       Amount        Ratio        Amount       Ratio
                                             -----------------------------------------------------------------------------
  As of September 30, 2004
  ------------------------
  Total capital 1 (to risk-weighted assets)
        Consolidated                           $ 51,397        11.6%    $ 35,603         8.0%            N/A       N/A
        Bank                                     51,291        11.6       35,327         8.0        $ 44,159        10.0%
  Tier I capital 1 (to risk-weighted assets)
        Consolidated                             46,567        10.5       17,801         4.0             N/A       N/A
        Bank                                     46,461        10.5       17,664         4.0          26,495         6.0
  Tier I capital 1 (to average assets)
        Consolidated                             46,567         7.6       24,358         4.0             N/A       N/A
        Bank                                     46,461         7.6       24,497         4.0          30,621         5.0

  As of December 31, 2003
  -----------------------
  Total capital 1 (to risk-weighted assets)
        Consolidated                           $ 49,998        12.1%    $ 33,090         8.0%            N/A       N/A
        Bank                                     48,525        11.9       32,712         8.0        $ 40,890        10.0%
  Tier I capital 1 (to risk-weighted assets)
        Consolidated                             44,969        10.9       16,545         4.0             N/A       N/A
        Bank                                     43,506        10.6       16,356         4.0          24,534         6.0
  Tier I capital 1 (to average assets)
        Consolidated                             44,969         7.8       22,992         4.0             N/A       N/A
        Bank                                     43,506         7.6       22,859         4.0          28,574         5.0
  (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2004, the Bank had $10.7 million of loans internally classified compared to $15.7 million at December 31, 2003, a 31.8 percent reduction. The allowance for loan losses was $4.8 million, or 1.06 percent of portfolio loans (excluding loans held for sale) at September 30, 2004 compared to $5.0 million, or 1.19 percent, of portfolio loans at December 31, 2003. A portion of classified loans are nonaccrual loans. The Bank had nonperforming loans (nonaccrual loans, restructured loans and ninety days past due loans still accruing) totaling $4.5 million, or 1.0 percent of total loans at September 30, 2004 compared to $6.4 million or 1.5 percent of total loans at December 31, 2003. September 30, 2004 nonperforming loans also significantly decreased when compared to September 30, 2003, when nonperforming loans were $9.3 million, or 2.2 percent of total loans.

During the third quarter of 2004, the Bank had net loan charge offs totaling $759,000 compared to $37,000 charged off for the same period in 2003. Charge offs for the quarter ending September 30, 2003 were unusually low. For the nine months ended September 30, 2004, net loan charge offs were $1.2 million compared to $1.9 million during the same period in 2003. Charge offs were higher year to date 2003 due to several loans charged off related to a real estate developer who filed bankruptcy and his affiliates.

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

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB). FHLB advances were $38.9 million at September 30, 2004 compared to $43.8 million at December 31, 2003. At September 30, 2004, the Company had excess borrowing capacity at the FHLB of $18.1 million as limited by the Company's board resolution in effect at that date. If the Company's borrowing capacity were not limited by the board resolution, the Company would have excess borrowing capacity of $50.9 million based on collateral. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and minimize interest rate risk.

At September 30, 2004, the Bank's primary liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was
18.1 percent, compared to 19.1 percent at December 31, 2003. Management considers this ratio to be adequate.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders. The main source of funding for the holding company is dividends from its subsidiary (the Bank). During the third quarter of 2004, the Bank declared dividends to the holding company of $780,000. As of October 1, 2004, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $6.3 million, versus $3.4 million at January 1, 2004. As discussed in Note 10 to the Consolidated Financial Statements (page 42 of the 2003 Annual Report to Shareholders) and Item 1 of the December 31, 2003 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 7 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated financial statements). During the nine months ended September 30, 2004, $6.7 million of cash was provided by operating activities, compared to $9.2 million during the same period in 2003. The decrease in this area was primarily a result of more mortgages sold in the secondary market in 2003 coupled with a decline in the provision for loan losses in 2004. During the first nine months of 2004, $36.1 million was used for investing activities, compared to $30.1 million in the same period of 2003. The increase in the use of funds in this category occurred primarily because the Company had a $32.5 million increase in loans in the first nine months of 2004 compared to a $23.8 million increase in the same period of 2003. In the first nine months of 2004, $23.9 million of cash was provided by financing activities, primarily from growth in certificates of deposit, compared to $28.6 million provided during the same period in 2003 with growth occurring primarily in demand deposits and FHLB advances. Overall, net cash and cash equivalents decreased $5.5 million during the nine months ended September 30, 2004 compared to an increase of $7.7 million in the same period of 2003.

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

The Company's interest sensitivity position at September 30, 2004 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

NPV is the market value of the equity and is equal to the net present value of the cash flows derived from its assets minus the net present value of the cash flows associated with its liabilities. This particular analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 1 percent to 3 percent (100 to 300 basis point) increase or decrease in interest rates. The Company's Board of Directors adopted an interest rate risk policy which established a 10 percent maximum increase or decrease in the NPV in the event of a sudden and sustained 2 percent (200 basis point) increase or decrease in interest rates.

The following table represents the Bank's projected change in NPV for the various rate change (rate shock) levels as of September 30, 2004:


                    Net Portfolio Value at September 30, 2004
                    -----------------------------------------

      Change in Interest Rate   Dollar Amount   $ Change in     % Change in
        (basis points)         (in thousands)       NPV             NPV
        --------------         --------------   -----------     -----------
            +300                  $ 66,762        $ 1,778           2.74%
            +200                    66,627          1,643           2.53
            +100                    65,862            878           1.35
               0                    64,984             --             --
            -100                    64,265           (719)         (1.11)
            -200                    60,726         (4,258)         (6.55)


The following table represents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2003:

                    Net Portfolio Value at December 31, 2003
                    ----------------------------------------

      Change in Interest Rate   Dollar Amount   $ Change in     % Change in
        (basis points)         (in thousands)       NPV             NPV
        --------------         --------------   -----------     -----------
            +300                  $ 66,910        $ 2,609           4.06%
            +200                    65,953          1,652           2.57
            +100                    64,826            525           0.82
               0                    64,301             --             --
            -100                    63,484           (817)         (1.27)
            -200                    67,245          2,944           4.58


Management believes a 200 basis point (two percent) decrease in rates is highly unlikely. Management also believes an increase in rates is more probable; therefore, we will focus our discussion on the effects of a 100 basis point (one percent) decrease in rates and an increase of 300 basis points (three percent).

The September 30, 2004 table above indicates that the Bank's estimated NPV would be expected to increase by 2.74 percent in the event of a sudden and sustained 300 basis point increase in interest rates and decrease 1.11 percent in the event of an immediate 100 basis point decrease in interest rates. While there has been a modest change in the NPVs between the two periods, the results from both time periods indicate that the interest rate sensitivities of the expected cash flows from the Bank's assets and liabilities are well matched over the rate shock ranges between a drop of 100 basis points and an increase of 300 basis points. The estimated changes in NPV calculated as of September 30, 2004, are within the approved guidelines established by the Board of Directors.

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


Item 4.  Controls and Procedures.
------   -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings.
-------  ------------------
         None.

Item 2c. Unregistered Sales of Equity Securities and Use of Proceeds.
-------- ------------------------------------------------------------

                                                                          (d) Approximate
                                                                          Dollar Value of
                                                                           of Shares that
                                                   (c) Total Number of       May Yet Be
                         (a) Total                 Shares Purchased as     Purchased Under
                         Number of   (b) Average    Part of Publicly        the Plans or
                          Shares     Price Paid    Announced Programs     Programs (dollar
      Period             Purchased    per Share        or Plans          amount in thousands)
---------------------------------------------------------------------------------------------
July 1-31, 2004            5,230       $ 16.38           5,230                     --
August 1-31, 2004             --                            --                     --
September 1-30, 2004          --                            --                     --
                          -------------------------------------------------------------------
   Total for Period        5,230       $ 16.38           5,230                     --
                          ===================================================================

The stock repurchase plan was announced September 3, 2003. Total dollar amount approved: $2,000,000. The plan has no expiration date, however, the Company announced on July 27, 2004 that it had completed its purchases and that no further purchases would be made under this program.

Item 3.  Defaults upon Senior Securities.
-------  --------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------
         None

Item 5.  Other Information.
-------  ------------------
         Not applicable.

Item 6.  Exhibits.
-------  ---------

Exhibit No:    Description of Exhibit:
-----------    -----------------------

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

3 (ii) Monroe Bancorp Bylaws are incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (i)* 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (ii)* 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (iii)*      Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10(iv)* Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (v)* Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2003.

10 (vi)* Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2003.

10(vii)* Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to registrant's Form 10-K filed March 29, 2004.

10(viii)*      Monroe Bancorp Directors' Deferred Compensation Plan as Amended
               and Restated Effective January 1, 1999 and First, Second and
               Third Amendments are incorporated by reference to registrant's
               Form 10-K filed March 29, 2004.

10(ix)* Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

31(i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                      MONROE BANCORP

   Date: November 12, 2004            By: /s/ Mark D. Bradford
         -----------------                ---------------------------------
                                          Mark D. Bradford, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

   Date: November12, 2004             By: /s/ Gordon M. Dyott
         ----------------                 ---------------------------------
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

10(vii) Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to registrant's Form 10-K filed March 29, 2004

10(viii) Monroe Bancorp Directors' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

10(ix) Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

31(i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.