Form 10-K
period 2004-12-31
MONROE BANCORP
filed 2005-03-15
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004     Commission file number 000-31951

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

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
--------------------------
    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $85,045,137 on June 30, 2004, computed by reference to the closing price as reported by the Nasdaq National Market system.

As of March 7, 2005 there were 6,036,284 outstanding common shares of common stock, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                          Part of Form 10-K
                 Documents                              Into Which Incorporated
                 ---------                              -----------------------

Portions of the 2004 Annual Report to Shareholders              Part II

Portions of the Definitive Proxy Statement for
   the Annual Meeting of Shareholders to be held
   April 28, 2005                                               Part III

FORM 10-K TABLE OF CONTENTS                                                               Form 10-K
                                                                                         Page Number

Part I
         Item 1 -  Business...................................................................3

         Item 2 -  Properties................................................................29

         Item 3 -  Legal Proceedings.........................................................31

         Item 4 -  Submission of Matters to a Vote of Security Holders.......................31

Part II
         Item 5 -  Market for the Registrant's Common Equity,
                     Related Shareholder Matters and Issuer Purchase of Equity Shares........31

         Item 6 -  Selected Financial Data...................................................32

         Item 7 -  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation......................................32

         Item 7A - Quantitative and Qualitative Disclosures about Market Risk................32

         Item 8 -  Financial Statements and Supplementary Data...............................33

         Item 9 -   Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosures...................................33

         Item 9A -  Controls and Procedures..................................................33

         Item 9B -  Other Information........................................................34

Part III
         Item 10 -  Directors and Executive Officers of the Registrant.......................34

         Item 11 -  Executive Compensation...................................................34

         Item 12 -  Security Ownership of Certain Beneficial
                       Owners and Management and Related Shareholder Matters.................35

         Item 13 -  Certain Relationships and Related Transactions...........................35

         Item 14 -  Principal Accountant Fees and Services...................................35
Part IV
         Item 15 -  Exhibits and Financial Statement Schedules...............................36

Signatures...................................................................................38

                                     PART I

ITEM 1.          Business.

                                     General
                                     -------

Monroe Bancorp (the "Company") is a one-bank holding company formed as a general corporation under Indiana law in 1984. At December 31, 2004, on a consolidated basis the Company had total assets of $634.0 million, total loans of $477.1 million and total deposits of $483.5 million. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, with its primary office located in Bloomington, Indiana, conducts business from sixteen locations in Monroe, Hendricks, Jackson and Lawrence counties in Indiana. Approximately 75 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. However, the Company's anticipated continued development of additional banking business in Hendricks County is expected to gradually reduce this concentration.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

As of December 31, 2004, the Bank had 199 full-time equivalent employees.

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

The Company has increased its annual dividend each year for 17 years. Based upon a closing price of $18.15 for the Company's stock on December 31, 2004, (MROE; listed on Nasdaq), the Company's $.52 dividend per share provided a dividend yield of 2.87 percent.

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

The Company focused much of its effort during 2004 in three areas. The first area of focus was asset quality, in particular, to address the credit quality issues that had a significant impact on net income in 2003. Considerable progress was made towards this objective as indicated by several measures of credit quality. The Company had a 41.2 percent reduction in non-performing assets (nonaccrual loans, restructured loans and other real estate owned) and 90-day past due loans which are still accruing year over year. At December 31, 2004, non-performing assets and 90-day past due loans totaled $4,053,000 (0.64 percent of total assets) compared to $6,895,000 (1.17 percent of total assets) one year earlier. The Company also realized a significant improvement in its loan delinquency ratio. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.92 percent at December 31, 2004, down from 1.95 percent at December 31, 2003.

The second area of focus was loan growth. As a result of hiring of additional lenders and increased business development activity, total loans at December 31, 2004 were $477,085,000 which was 12.4 percent greater than the year earlier total of $424,511,000. Most of the growth took place in commercial real estate and construction loans. Nearly half (45.5 percent) of the loan growth took place at the Company's Hendricks County locations.

The third area of focus was noninterest income. The Company was able to increase total noninterest income even though a less favorable interest rate environment led to a $604,000 decline in fees from the origination and sale of residential mortgages. Noninterest income totaled $8,302,000 for the year ended December 31, 2004 compared to $8,182,000 for the previous year. Included in noninterest income are net realized and unrealized securities gains of $432,000 for 2004 and $582,000 for 2003. Excluding net realized and unrealized securities gains, noninterest income for 2004 increased $270,000 or 3.6 percent over the 2003 amount.

Growth in several noninterest income categories allowed the Company to more than offset the $604,000 drop in fees from the sale of residential mortgages. Categories contributing to this growth include Trust fees, which increased by $262,000 (23.5 percent), service fees on deposit accounts which increased by $169,000 (6.0 percent), and fees earned on the Bank's debit card program which increased by $141,000 (39.2 percent).

Company Goals
-------------
The Company's business strategies are focused on four major areas:

     o    increasing the growth rate of net interest income;
     o    improving credit processes to ensure strong credit quality;
     o    increasing the ratio of noninterest income to net interest income; and
     o    increasing operating efficiency.

Achievement of the Company's financial objectives will require strong loan and deposit growth from the Bank's initiatives in Hendricks County and Hamilton County, two markets next to Indianapolis, as well as from its core markets in and around Monroe County.

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

The Company has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. All FDIC insured deposits held by financial institutions in Monroe County grew by $157.0 million, or 14.0 percent, during the five-year period between June 30, 1999 and June 30, 2004. During the same period, the Company was able to grow its deposits within Monroe County by $72.1 million (25.8 percent) and increase its market share from 24.9 percent in 1999 to 27.5 percent in 2004. Like many financial institutions, deposit growth over the last five years has not kept pace with the Company's growth in loans. In 2004, the Company addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and by soliciting time deposits from out of market sources by posting rates on an internet based service (QwickRate.com).

Available Information
---------------------
All reports filed electronically by the Company with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Company's Web site at www.monroebank.com. These filings are also accessible on the SEC's Web site at www.sec.gov.

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

Effective as of March 11, 2001, the Gramm-Leach-Bliley Act allows bank holding companies which meet certain management, capital and CRA standards and which have elected to become a finance holding company to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies. This act also removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies.

The Company does not currently plan to engage in any activity other than owning the stock of the Bank.

Dividends. The Federal Reserve's policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Lending Limits. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15 percent of the bank's capital and unimpaired surplus. In addition, the total amount of outstanding loans and extensions of credit to any borrower outstanding at one time and fully secured by readily marketable collateral may not exceed ten percent of the unimpaired capital and unimpaired surplus of the bank (this limitation is separate from and in addition to the above limitation).

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

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2004, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

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

Check Clearing for the 21st Century Act. Effective October 28, 2004, the Board of Governors of the Federal Reserve System (the "Board") adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (the "Check 21 Act"). The Check 21 Act was enacted on October 28, 2003 and became effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Board's amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks. The amendments also clarify some existing provisions of the rule and commentary.

USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

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


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

Portions of the information in this Form 10-K include certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning the intent, belief, outlook, estimate or expectations of the Company and its subsidiaries, its directors, or its officers primarily with respect to future events or the future operations, performance, financial condition and likelihood of success of the Company and the Bank. You can identify these statements by use of terms such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," "will" or similar words. These forward-looking statements are not guarantees of future events or performance and are based upon assumptions rather than historical or current facts. The forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements. The factors which could cause a difference between actual results and those in the forward looking statements include, but are not limited to, changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Statistical Data.
     Selected Financial Data

                                             Financial Highlights
                        (dollar amounts in thousands, except share and per share data)
-----------------------------------------------------------------------------------------------------------
                                                               At or for the Years Ended December 31,
                                                       ----------------------------------------------------
                                                         2004       2003       2002       2001       2000
                                                       --------   --------   --------   --------   --------
              Summary of operations
Net interest income ................................   $ 19,864   $ 19,140   $ 18,738   $ 16,937   $ 15,694
Less: Provision for loan losses ....................      1,320      3,920      1,762      1,050        720
                                                       --------   --------   --------   --------   --------
Net interest income, after provision for loan losses     18,544     15,220     16,976     15,887     14,974

Noninterest income .................................      8,302      8,182      6,070      4,916      3,734
Noninterest expense ................................     16,921     16,285     13,931     12,046     10,744
Net income .........................................      6,705      5,054      6,098      5,749      5,333


                Per common share
Basic and fully diluted earnings per share .........   $   1.11   $   0.83   $   1.00   $   0.94   $   0.87
Cash dividends per share ...........................       0.52       0.49       0.48       0.44       0.40
Book value per common share ........................       7.90       7.49       7.25       6.67       6.14


           Selected year-end balances
Total assets .......................................   $633,970   $589,263   $533,317   $495,553   $441,831
Total securities ...................................    109,712    106,195    100,292     88,322    102,119
Total loans-including loans held for sale ..........    477,085    424,511    391,315    371,800    296,759
Total deposits .....................................    483,534    436,683    398,567    359,206    342,995
Shareholders' equity ...............................     47,384     45,375     44,263     40,684     37,732


            Selected average balances
Total assets .......................................   $607,619   $562,836   $520,310   $454,485   $428,582
Total securities ...................................    106,703    100,479     96,392     91,743    105,415
Total loans-including loans held for sale ..........    451,055    411,762    381,126    327,125    287,485
Total deposits .....................................    459,765    425,378    392,789    354,185    335,505
Shareholders' equity ...............................     46,428     45,188     42,588     39,609     36,075


        Ratios based on average balances
Return on assets (1) ...............................       1.10 %     0.90 %     1.17 %     1.26 %     1.24 %
Return on equity (2) ...............................      14.44      11.18      14.32      14.52      14.78
Dividend payout ratio (3) ..........................      46.64      59.05      48.01      46.83      45.98
Equity to assets ratio (4) .........................       7.64       8.03       8.19       8.72       8.42

(1)  Net income divided by average total assets
(2)  Net income divided by average equity
(3)  Dividends per share divided by net income per share
(4)  Average equity divided by average total assets

                               Net Interest Income
                               -------------------

The table on the following page presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. For analytical purposes, interest income presented in the table has been adjusted to a tax equivalent basis assuming a 40 percent tax rate for the periods after investments were transferred to the Delaware subsidiary (April
2002) and at 34% for the first quarter of 2002. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

                                                                    Average Balance Sheets and Interest Rates
                                                                           (dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Years Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                        2004                          2003                           2002
                                            ---------------------------   ----------------------------  ----------------------------
                                             Average             Average   Average             Average   Average             Average
ASSETS                                       Balance  Interest    Rate     Balance  Interest    Rate     Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets
    Taxable securities ..................   $ 88,848  $  3,144    3.54%   $ 77,124  $  3,375    4.38%   $ 70,199   $  3,860    5.50%
    Tax-exempt securities (1) ...........     17,855       960    5.38%     23,355     1,435    6.14%     26,193      1,699    6.49%
                                            --------  --------            --------  --------            --------   --------

      Total securities ..................    106,703     4,104    3.85%    100,479     4,810    4.79%     96,392      5,560    5.77%
  Commercial loans ......................     86,283     4,468    5.18%     79,922     4,294    5.37%     75,567      4,704    6.22%
  Real estate loans .....................    346,375    19,255    5.56%    310,562    17,775    5.72%    282,633     18,263    6.46%
  Installment loans .....................     18,397     1,317    7.16%     21,278     1,580    7.43%     22,926      1,858    8.10%
                                            --------  --------            --------  --------            --------   --------
       Total loans (2) ..................    451,055    25,040    5.55%    411,762    23,649    5.74%    381,126     24,825    6.51%
  Interest bearing deposits .............      3,743        72    1.91%      4,798        67    1.39%      1,623         24    1.50%
  FHLB Stock ............................      2,393       106    4.43%      2,188       110    5.03%      1,870        113    6.04%
  Federal funds sold ....................        752        10    1.33%      8,334        90    1.08%      6,122         97    1.58%
                                            --------  --------            --------  --------            --------   --------
   Total interest earning assets ........    564,646    29,332    5.19%    527,561    28,726    5.45%    487,133     30,619    6.29%
                                            --------  --------            --------  --------            --------   --------

Noninterest earning assets
  Allowance for loan losses .............     (5,061)                       (5,689)                       (4,206)
  Premises and equipment & other assets .     29,011                        22,975                        20,030
  Cash and due from banks ...............     19,023                        17,989                        17,353
                                            --------                      --------                      --------
      Total assets ......................   $607,619                      $562,836                      $520,310
                                            ========                      ========                      ========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Total interest-bearing deposits .......   $384,259     6,479    1.69%   $359,129     6,541    1.82%   $333,710      8,794    2.64%
  Borrowed funds:
      Short-term borrowings .............     53,893       537    1.00%     44,318       280    0.63%     41,499        420    1.01%
      Other borrowings ..................     41,069     1,852    4.51%     42,724     1,971    4.61%     37,556      1,834    4.88%
                                            --------  --------            --------  --------            --------   --------
           Total borrowed funds .........     94,962     2,389    2.52%     87,042     2,251    2.59%     79,055      2,254    2.85%
                                            --------  --------            --------  --------            --------   --------
  Total interest-bearing liabilities ....    479,221     8,868    1.85%    446,171     8,792    1.98%    412,765     11,048    2.68%

Noninterest-bearing liabilities
  Noninterest-bearing demand deposits ...     75,506                        66,249                        59,079
  Other liabilities .....................      6,464                         5,228                         5,878
  Shareholders' equity ..................     46,428                        45,188                        42,588
                                            --------                      --------                      --------
  Total liabilities and
    shareholders' equity ................   $607,619     8,868            $562,836    8,792             $520,310     11,048
                                            ========  --------            ========  -------             ========   --------
Interest margin recap
  Net interest income and
    interest rate spread
  T/E net interest income margin ........               20,464    3.34%              19,934     3.47%                19,571    3.61%
  T/E net interest margin as a percent of
     total average earning assets .......                         3.62%                         3.78%                          4.02%
  Less: Tax-equivalent adjustment (3) ...                  600                          794                             833
                                                      --------                      --------                       --------
          Net interest income ...........             $ 19,864                      $ 19,140                       $ 18,738
                                                      ========                      ========                       ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40% for the periods after investments were transferred to the Delaware subisdiary (April 2002) and at 34% for the first quarter of 2002.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(3) Interest income adjustment to convert tax-exempt investment securities interest to fully tax equivalent basis using a marginal rate of 40% for the periods after the investments were transferred to the Delaware subsidiary (April 2002) and a 34% tax rate for the first quarter of 2002.

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

                                                                     Volume / Rate Analysis
                                                                   (dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                            2004 Compared to 2003         2003 Compared to 2002         2002 Compared to 2001
                                          Increase (Decrease) Due to    Increase (Decrease) Due to    Increase (Decrease) Due to
                                         ---------------------------   ---------------------------   ---------------------------
                                          Volume     Rate     Total     Volume     Rate     Total     Volume     Rate     Total
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
Interest income
---------------
  Loans ...............................  $ 2,313   $  (922)  $ 1,391   $ 2,091   $(3,267)  $(1,176)  $ 4,824   $(6,777)  $(1,953)
  Securities:
     Taxable ..........................      556      (787)     (231)      406      (893)     (486)      538      (121)      416
     Tax-exempt .......................     (248)     (227)     (475)     (165)      (99)     (264)     (277)       46      (231)
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
        Total securities interest .....      308    (1,014)     (706)      241      (992)     (751)      261       (75)      186
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------

 Interest bearing deposits ............      (22)       27         5        51        (9)       42        50       (29)       20
 FHLB stock ...........................       11       (15)       (4)       21       (24)       (3)       43       (31)       12
 Federal funds sold ...................      (56)      (24)      (80)       41       (48)       (7)      257      (249)        8
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
          Total interest income .......    2,553    (1,947)      606     2,445    (4,339)   (1,894)    5,435    (7,162)   (1,727)

                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
Interest expense
----------------
  Interest-bearing deposits ...........      474      (536)      (62)      711    (2,965)   (2,254)    1,577    (5,432)   (3,855)
  Short-term borrowings ...............       70       187       257        30      (170)     (140)      119      (923)     (804)
  Long-term debt ......................      (72)      (47)     (119)      262      (125)      137     1,199      (229)      970
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
          Total interest expense ......      472      (396)       76     1,003    (3,260)   (2,257)    2,895    (6,584)   (3,689)
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
      Change in net interest income
          (fully tax-equivalent basis)   $ 2,081   $(1,551)      530   $ 1,442   $(1,079)      363   $ 2,540   $  (578)    1,962
                                         =======   =======             =======   =======             =======   =======

Tax-equivalent adjustment (1) .........                          194                            39                          (161)
                                                             -------                       -------                       -------

          Change in net interest income                      $   724                       $   402                       $ 1,801
                                                             =======                       =======                       =======

(1) The tax-equivalent adjustment is based on a marginal income tax rate of 40% for the periods after investments were transferred to the Delaware subsidiary (April 2002) and at 34% for the first quarter of 2002.

                    Allowance for Loan Loss and Asset Quality
                    -----------------------------------------

The following table presents activity in the allowance for loan losses during the years indicated. The Company's policy is to charge off loans when, in Management's opinion, the loan is deemed uncollectible. However, management makes a concerted effort to collect charged off loans.

                                               Analysis of Allowance for Loan Losses
                                                     (dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                                          Years Ended December 31,
                                                     ---------------------------------------------------------------------
                                                        2004           2003           2002           2001           2000
                                                     ---------      ---------      ---------      ---------      ---------
Balance at beginning of year ....................    $   5,019      $   4,574      $   4,198      $   3,873      $   3,343

Loans charged off
-----------------
  Commercial and industrial .....................         (502)        (1,091)          (535)          (374)           (87)
  Real estate ...................................         (867)        (2,391)          (849)          (191)           (56)
  Installment ...................................         (127)          (172)          (158)          (255)          (152)
                                                     ---------      ---------      ---------      ---------      ---------
          Total charge-offs .....................       (1,496)        (3,654)        (1,542)          (820)          (295)
                                                     ---------      ---------      ---------      ---------      ---------

Charge-offs recovered
---------------------
  Commercial and industrial .....................          127             47             14             39             46
  Real estate ...................................          181             63            103              9             14
  Installment ...................................           43             69             39             47             45
                                                     ---------      ---------      ---------      ---------      ---------
          Total recoveries ......................          351            179            156             95            105
                                                     ---------      ---------      ---------      ---------      ---------

Net loans charged off ...........................       (1,145)        (3,475)        (1,386)          (725)          (190)
Current year provision ..........................        1,320          3,920          1,762          1,050            720
                                                     ---------      ---------      ---------      ---------      ---------

Balance at end of year ..........................    $   5,194      $   5,019      $   4,574      $   4,198      $   3,873
                                                     =========      =========      =========      =========      =========

Loans at year end (excluding loans held for sale)    $ 474,345      $ 422,292      $ 383,898      $ 363,768      $ 295,965

Ratio of allowance to loans (excluding loans held
     for sale) at period end ....................         1.09%          1.19%          1.19%          1.15%          1.31%

Average loans ...................................    $ 451,055      $ 451,055      $ 411,762      $ 327,125      $ 287,485

Ratio of net loans charged off
  to average loans ..............................         0.25%          0.77%          0.34%          0.22%          0.07%

The allocation of the allowance for loan losses along with the percentage of each loan type to total loans outstanding is illustrated in the following table. The Company regards the allowance as a general allowance which is available to absorb losses from all loans.

                                       Allocation of the Allowance for Loan Losses
                                              (dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------
                                                   2004                  2003                  2002
                                             -----------------     -----------------     -----------------
                                             Amount    Percent     Amount    Percent     Amount    Percent
                                             ------    -------     ------    -------     ------    -------
Balance at December 31:
  Commercial, industrial and agricultural    $1,584    18.11 %     $1,273    19.56 %     $1,237    19.84 %
  Real Estate ...........................     2,921    78.45 %      2,690    75.65 %      2,304    74.43 %
  Installment ...........................       394     3.44 %        418     4.79 %        446     5.73 %
  Unallocated ...........................       295      N/A %        638      N/A %        587      N/A %
                                             ------    ------      ------    ------      ------   -------
       Total allowance for loan losses ..    $5,194    100.00 %    $5,019    100.00 %    $4,574   100.00 %
                                             ======    ======      ======    ======      ======   =======

                                                   2001                  2000
                                             -----------------     -----------------
                                             Amount    Percent     Amount    Percent
                                             ------    -------     ------    -------
Balance at December 31:
  Commercial, industrial and agricultural    $1,430    19.83 %     $1,022    22.53 %
  Real Estate ...........................     1,941    74.13 %      2,327    68.35 %
  Installment ...........................       358     6.04 %        405     9.12 %
  Unallocated ...........................       469      N/A %        119      N/A %
                                             ------   -------      ------   -------
       Total allowance for loan losses ..    $4,198   100.00 %     $3,873   100.00 %
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

                                         Nonperforming Assets
                                    (dollar amounts in thousands)
---------------------------------------------------------------------------------------------------
                                                                     December 31,
                                                 --------------------------------------------------
                                                  2004       2003       2002       2001       2000
                                                 ------     ------     ------     ------     ------
Principal balance
-----------------
Nonaccrual ..................................    $3,283     $5,686     $3,612     $  779     $  332
Restructured ................................       391        502        445        373        416
90 days or more past due and still accruing .        29        173        588      1,637      2,289
                                                 ------     ------     ------     ------     ------
          Total nonperforming loans .........    $3,703     $6,361     $4,645     $2,789     $3,037
                                                 ======     ======     ======     ======     ======

Nonperforming loans as a percent of total
    loans (including loans held for sale) ...      0.78%      1.50%      1.19%      0.75%      1.02%

Other real estate owned (OREO) ..............    $  350     $  534     $  110     $  505     $  362

OREO as a percent of total loans (including
    loans held for sale) ....................      0.07%      0.13%      0.03%      0.14%      0.12%

Allowance as a percent of nonperforming loans    140.26%     78.90%     98.47%    150.52%    127.53%


Interest income of $78,000 for the year ended December 31, 2004, was recognized on the nonaccruing and restructured loans listed in the table above, whereas, interest income of $210,000 would have been recognized under their original terms.

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

Management has identified $5.8 million and $8.9 million of loans on its watch list which were not included in impaired or nonperforming loans at December 31, 2004 and 2003, respectively.

                         Noninterest Income and Expense
                         ------------------------------

A comparative table and complete discussion of noninterest income and expense is contained in the 2004 Annual Report to Shareholders - Financial Review - Managements Discussion and Analysis on pages 14 to 15 under the caption "Other Income and Expense."

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

The tables on the following page summarize the carrying values of securities from December 31, 2002 through December 31, 2004. The maturity distribution of securities at December 31, 2004 is summarized by classification.

                                                    Securities
                                          (dollar amounts in thousands)
--------------------------------------------------------------------------------
                                                    December 31,
                                           2004        2003        2002
                                         --------    --------    --------
Available for sale
------------------
  U.S. Treasury & government agencies    $ 68,282    $ 48,471    $ 26,672
  State and municipal ...............      10,148       4,998       3,489
  Mortgage-backed & asset-backed ....      17,567       9,600       9,283
  Equity securities .................        --          --           102
                                         --------    --------    --------

        Total available for sale ....      95,997      63,069      39,546


Held to Maturity
----------------
  U.S. Treasury & government agencies       4,025      22,617      35,643
  State and municipal ..............       6,461      17,170      22,269
  Mortgage-backed & asset-backed ....           6          10          17
                                         --------    --------    --------

        Total held to maturity ......      10,492      39,797      57,929


Trading securities
------------------
   Mutual funds .....................       3,223       3,329       2,817
                                         --------    --------    --------
        Total trading securities ....       3,223       3,329       2,817
                                         --------    --------    --------

            Total Securities ........    $109,712    $106,195    $100,292
                                         ========    ========    ========

Securities Maturity Schedule at December 31, 2004
-------------------------------------------------
                                       1 Year and Less      1 to 5 Years      5 to 10 Years      Over 10 Years           Total
                                       ---------------     --------------     --------------     --------------     --------------
                                        Balance   Rate     Balance   Rate     Balance   Rate     Balance   Rate     Balance   Rate
                                        -------   ----     -------   ----     -------   ----     -------   ----     -------   ----
Available for sale
------------------
  U.S. Treasury & government agencies   $18,153   2.91%    $50,128   3.04%    $    --            $    --            $68,281   3.01%
  State and municipal ...............     1,539   2.74%      8,610   3.33%         --                 --             10,149   3.24%
  Mortgage-backed & asset-backed (1)      2,450   4.53%      6,346   3.60%      8,771   3.96%         --             17,567   3.81%
                                        -------            -------            -------            -------            -------
        Total available for sale ....   $22,142            $65,084            $ 8,771            $    --            $95,997   3.18%
                                        =======            =======            =======            =======            =======

Held to Maturity
----------------
  U.S. Treasury & government agencies   $ 4,025   4.41%    $    --            $    --            $    --            $ 4,025   4.41%
  State and municipal ...............     5,078   5.59%      1,383   5.17%         --                 --              6,461   5.50%
  Mortgage-backed & asset-backed (1)         --                  6   6.37%         --                 --                  6   6.37%
                                        -------            -------            -------            -------            -------
        Total held to maturity ......   $ 9,103            $ 1,389            $    --            $    --            $10,492   5.08%
                                        =======            =======            =======            =======            =======

Trading Securities
------------------
   Mutual funds (2) .................   $ 3,223   2.12%    $    --            $    --            $    --            $ 3,223   2.12%
                                        -------            -------            -------            -------            -------
        Total trading securities ....   $ 3,223            $    --            $    --            $    --            $ 3,223   2.12%
                                        =======            =======            =======            =======            =======

(1) Mortgage-backed and asset-backed securities maturities are based on average life at the projected prepayment speed.
(2)  Equity securities and mutual funds have no maturities

                             ----------------------

The majority of the securities portfolio is comprised of U.S. Treasury and government agency securities, and state and municipal securities (tax-exempt). Trading securities consist solely of mutual funds held in a grantor trust, established for the Monroe Bancorp Directors' and Executives' Deferred Compensation Plan.

The securities portfolio carries varying degrees of risk. Investments in U.S. Treasury and federal agency securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2004. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10 percent of the Company's shareholders' equity as of December 31, 2004. The Company does not use off-balance sheet derivative financial instruments. As of December 31, 2004 and December 31, 2003, the securities portfolio held no structured notes.

                                      Loans
                                      -----

The loan portfolio constitutes the major earning asset of the Company, and offers the best alternative for maximizing interest spread above the cost of funds. The Company's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any credit which exceeds the authority of the loan officer, but is under $2 million is forwarded to either the Company's Officers' Loan Committee or the Central Indiana Loan Committee for approval. The committees are comprised of the President/CEO, the Senior Vice President of Loans and several experienced loan officers. Individual credits exceeding $2 million are forwarded to the Board of Directors' loan committee for approval. This loan committee is comprised of seven board members, one of whom is the President/CEO. The loan committee not only acts as an approval body to ensure consistent application of the Company's loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

The Company's primary lending area generally includes Monroe, Lawrence, Jackson, Hendricks and contiguous counties in South Central Indiana. The Company extends out-of-area credit only to borrowers who are considered to be low risk, and then, only on a limited basis.

The following table reflects outstanding balances by loan type.

                                     Loans Outstanding
                              (dollar amounts in thousands)
----------------------------------------------------------------------------------------
                                                         December 31,
                                    ----------------------------------------------------
                                      2004       2003       2002       2001       2000
                                    --------   --------   --------   --------   --------
        Commercial and industrial   $ 85,420   $ 81,989   $ 76,301   $ 72,640   $ 66,233
        Agricultural ............        992      1,028      1,322      1,084        639
        Real estate:
           One-to-four-family ...    105,339    105,455    111,297    119,709     86,512
           Multi-family .........     52,087     43,682     44,640     41,941     37,656
           Commercial ...........    128,167    108,871     88,661     71,057     42,424
           Construction .........     61,828     40,560     27,471     28,013     24,277
           Home equity ..........     25,390     21,044     17,927     13,637     10,554
           Farm land ............      1,450      1,538      1,270      1,256      1,388
        Installment .............     16,412     20,344     22,426     22,463     27,076
                                    --------   --------   --------   --------   --------
                Total loans .....   $477,085   $424,511   $391,315   $371,800   $296,759
                                    ========   ========   ========   ========   ========

The following table presents the composition of the loan portfolio expressed as a percent of total loans.

                                                         December 31,
                                    ----------------------------------------------------
                                      2004       2003       2002       2001       2000
                                    --------   --------   --------   --------   --------
        Commercial and industrial    17.91 %    19.32 %    19.50 %    19.54 %    22.32 %
        Agricultural ............     0.21 %     0.24 %     0.34 %     0.29 %     0.22 %
        Real estate:
           One-to-four-family ...    22.08 %    24.84 %    28.44 %    32.20 %    29.14 %
           Multi-family .........    10.92 %    10.29 %    11.41 %    11.28 %    12.69 %
           Commercial ...........    26.86 %    25.65 %    22.66 %    19.11 %    14.30 %
           Construction .........    12.96 %     9.55 %     7.02 %     7.53 %     8.18 %
           Home equity ..........     5.32 %     4.96 %     4.58 %     3.67 %     3.56 %
           Farm land ............     0.30 %     0.36 %     0.32 %     0.34 %     0.47 %
        Installment .............     3.44 %     4.79 %     5.73 %     6.04 %     9.12 %
                                    --------   --------   --------   --------   --------
                 Total ..........   100.00 %   100.00 %   100.00 %   100.00 %   100.00 %
                                    ========   ========   ========   ========   ========

A discussion of each material line item set forth in the preceding tables follows:

o        Commercial and Industrial Lending
At December 31 2004, commercial and industrial loans totaled $85.4 million, or
17.9 percent of the total loan portfolio. This category is comprised of business loans and business lines of credit. The vast majority of business loans are either secured by business assets (e.g. furniture and fixtures, inventory, accounts receivable or automobiles) or carry personal guarantees. At December 31, 2004,
11.5 percent of commercial and industrial loans were fixed rate and 88.5 percent were variable or adjustable rate. Variable/adjustable rate loans carry a maximum maturity of eight years. Fixed-rate loans carry a maximum maturity of five years. Lines of credit are normally written for a one-year term or less. Interest rates on variable rate loans are indexed to prime, and vary as the prime rate changes. Interest rates on adjustable rate loans are indexed to prime, and change annually. These loans are made to a wide variety of businesses in our primary lending area, and there were no concentrations in any one industry.

o        One-to-four-family Residential Real Estate Lending
At December 31, 2004, one-to-four-family mortgages totaled $105.3 million, or
22.1 percent of the total loan portfolio. Indiana University's presence in the community provides a strong rental market, accordingly, a material amount of these loans were for other than single-family residences. At December 31, 2004,
7.1 percent of these loans were fixed rate and 92.9 percent were adjustable or variable rate. Adjustable-rate mortgages (or ARMs) are offered with either a one-year, three-year, or five-year term to the initial re-pricing date. After the initial period, the interest rate for each ARM loan adjusts annually. The Company uses an index tied to the one-year U.S. Treasury bill rate to re-price its ARM loans. These loans have a maximum maturity of 30 years. It is the Company's practice to sell essentially all of the fixed rate owner-occupied residential mortgages it originates on the secondary market. The Company obtains a commitment from the purchaser to buy these loans before they are closed, and does not retain servicing. Adjustable rate loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. The payment history for these ARM loans has not varied significantly from that of fixed rate loans.

o        Multi-family and Commercial Real Estate Lending
These loans are secured primarily by multi-family (five or more) dwellings, small retail establishments, not-for-profit organizations' buildings and small office buildings located in the Company's primary lending area. At December 31, 2004, commercial and multi-family loans totaled $180.3 million, or 37.8 percent of the total loan portfolio. At December 31, 2004, 7.5 percent were fixed rate while 92.5 percent were adjustable or variable rate. These loans generally require monthly payments and have maximum maturities of 25 years. The majority of the fixed-rate loans have maximum maturities of five years. The Company occasionally offers longer term fixed-rate commercial real estate loans, however, these are generally match funded with FHLB advances. The Company offers one-year, three-year and five-year multi-family and commercial ARMs. These loans are indexed to prime. Variable rate loans are also indexed to prime and vary as the prime rate changes. Loans secured by multi-family and commercial real estate are underwritten based on the income-producing potential of the property and the financial strength of the borrower. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide periodic financial information. Because payments on loans secured by multi-family and commercial real estate are often dependent on the successful management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

o        Construction and Vacant Land Lending
At December 31, 2004, construction and vacant land loans totaled $61.8 million, representing 13.0 percent of the total loan portfolio. The Company originates construction loans on commercial and residential properties located in its primary lending area. At December 31, 2004, 10.4 percent of these loans were fixed rate and 89.6 percent were variable rate. The vast majority of these loans have maturity dates of less than one year. The interest rates on these loans are indexed to prime. During the construction phase, the borrower generally pays interest only on a monthly basis. Loans to individuals for the construction of their residences may either be short-term construction financing or a construction/permanent loan which automatically converts to a long-term mortgage consistent with our one-to-four family loan products. These loans involve many of the same risks inherent with commercial and multi-family loans discussed above and tend to be more sensitive to general economic conditions than many other types of loans.

o        Home Equity Lending
At December 31, 2004, home equity loans totaled $25.4 million, representing 5.3 percent of the total loan portfolio. All home equity loans are adjustable rate loans, and adjust after one year. Interest rates on these loans are tied to prime and increase as the loan-to-value ratio increases. These loans may be originated in amounts, together with the existing first mortgage, of up to 100 percent of the value of the property securing the loan. The maximum term of these loans is 30 years.

o        Installment Lending
This category is comprised of new and used automobile loans, mobile home loans, secured and unsecured personal loans, and personal lines of credit. At December 31, 2004, the balance of this account was $16.4 million, representing 3.4 percent of total loans. Installment loans, at December 31, 2004, were divided between the following categories: automobile loans 52.4 percent, secured personal loans 18.3 percent, lines of credit 2.5 percent, unsecured personal loans 19.7 percent, and mobile home loans 7.1 percent. The indirect lending function comprises approximately 25 percent of all personal loans. We originate auto loans, boat and recreational vehicle loans on both a direct and an indirect basis. We generally buy indirect auto loans on a rate basis, paying the dealer a cash payment for loans with an interest rate which is sometimes in excess of the rate we require. Any premium is amortized over the remaining life of the loan. Any prepayments are charged to future amounts owed that dealer.

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

                                          Loan Liquidity
                                  (dollar amounts in thousands)
-----------------------------------------------------------------------------------------

                                              Loan Maturities at December 31, 2004
                                       --------------------------------------------------
                                        1 Year        1 - 5         Over 5
                                       and Less       Years         Years         Total
                                       --------      --------      --------      --------
Commercial and industrial .......      $ 41,287      $ 35,303      $  9,822      $ 86,412
Real estate:
     One-to-four-family .........         7,146         3,018        95,175       105,339
     Multi-family ...............             2         5,281        46,804        52,087
     Commercial .................        11,507         9,166       107,494       128,167
     Construction ...............        37,583        18,634         5,611        61,828
     Home equity ................            --            94        25,296        25,390
     Farm land ..................            27            85         1,338         1,450
Installment .....................         2,572         9,621         4,219        16,412
                                       --------      --------      --------      --------
          Total loans ...........      $100,124      $ 81,202      $295,759      $477,085
                                       ========      ========      ========      ========


Loans maturing after 1 year with:
    Fixed interest rates ........                    $ 12,348      $ 38,000
    Adjustable interest rates ...                      68,854       257,759
                                                     --------      --------
                                                     $ 81,202      $295,759
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

                                              Deposit Information
                                        (dollar amounts in thousands)
-------------------------------------------------------------------------------------------------
                                             2004                 2003                 2002
                                      -----------------    -----------------    -----------------
                                       Amount     Rate      Amount     Rate      Amount     Rate
                                      --------   ------    --------   ------    --------   ------
    Noninterest bearing ..........    $ 75,506             $ 66,249             $ 59,079
    Interest bearing demand ......     161,365    0.65%     155,386    0.66%     133,553    1.22%
    Savings deposits .............      24,284    0.29%      26,011    0.57%      20,328    1.03%
    Time .........................     198,610    2.70%     177,732    3.02%     179,829    3.87%
                                      --------             --------             --------
            Total average deposits    $459,765    1.69%    $425,378    1.82%    $392,789    2.64%
                                      ========             ========             ========

Certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                   At December 31,
                           -----------------------------
   CD's over $100,000        2004       2003       2002
                           -------    -------    -------

    3 months or less ..    $35,910    $14,030    $15,390
    3 through 6 months      12,462      8,499     14,421
    6 through 12 months     17,851     14,232     15,464
    Over 12 months ....     19,635     26,143     24,735
                           -------    -------    -------
                           $85,858    $62,904    $70,010
                           -------    -------    -------

                                   Borrowings
                                   ----------

A detailed schedule of short-term borrowings follows:

                                         Short-term Borrowings
                                    (dollar amounts in thousands)
--------------------------------------------------------------------------------------------------
                                                                            December 31,
                                                                   -------------------------------
                                                                    2004        2003        2002
                                                                   -------     -------     -------
Repurchase agreements outstanding .............................    $41,761     $48,507     $39,158
Federal funds purchased .......................................     17,000       8,900      10,050
                                                                   -------     -------     -------
Total short-term borrowings ...................................    $58,761     $57,407     $49,208
                                                                   =======     =======     =======


Average federal funds purchased during the year ...............    $11,131     $ 1,483     $ 2,252

Average repurchase agreements during the year .................    $42,762     $42,835     $39,247

Maximum month-end repurchase agreements .......................    $46,916     $48,507     $44,392

YTD Average interest rate on repurchase agreements ............       0.84%       0.60%       0.96%
Average interest rate at end of period on repurchase agreements       1.65%       0.49%       0.74%


Repurchase agreements are borrowings, the majority of which mature daily, and are secured by U.S. Treasury and government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLB") in 1997 and has the authority of the Company's Board of Directors to borrow up to $57 million from the FHLB. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and multi-family loans. Other borrowings, consisting of FHLB advances and loans sold under repurchase agreements, were $38.6 million and $44.5 million, as of December 31, 2004 and 2003, respectively. The FHLB borrowings accounted for the vast majority of other borrowings. The Company had a net decrease in borrowings from the FHLB of $5.8 million during 2004. No FHLB advances were taken in 2004. The Company expects to primarily use deposit growth in the future as a source of loan funding and for general liquidity, but may continue to supplement this with additional FHLB advances.

                                    Liquidity
                                    ---------


A table detailing the maturity and repricing of the Company's assets accompanied by a discussion of the Company's interest rate sensitivity and liquidity is presented in the 2004 Annual Report to Shareholders - Financial Review - Management's Discussion and Analysis on pages 10 to 12 under the caption "Interest Rate Sensitivity and Disclosures about Market Risk" and on pages 13 to 14 under the caption "Liquidity."

The following table details the main components of cash flows for the years ended December 31, 2004 and 2003.

                                                     Funding Uses and Sources
                                                  (dollar amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                Year Ended December 31, 2004              Year Ended December 31, 2003
                                             ------------------------------------      ------------------------------------
                                                             Increase/(Decrease)                       Increase/(Decrease)
                                             Average       ----------------------      Average       ----------------------
                                             Balance        Amount        Percent      Balance        Amount        Percent
                                             -------        ------        -------      -------        ------        -------
Funding Uses
------------
Loans, net of unearned income .........      $451,055      $ 39,293        9.54 %      $411,762      $ 30,636        8.04 %
Taxable securities ....................        88,848        11,724       15.20 %        77,124         6,925        9.86 %
Tax-exempt securities .................        17,855        (5,500)     (23.55)%        23,355        (2,838)     (10.83)%
Interest-bearing deposits .............         3,743        (1,055)     (21.99)%         4,798         3,175      195.63 %
FHLB stock ............................         2,393           205        9.37 %         2,188           318       17.01 %
Federal funds sold ....................           752        (7,582)     (90.98)%         8,334         2,212       36.13 %
                                             --------      --------                    --------      --------
          Total uses ..................      $564,646      $ 37,085        7.03 %      $527,561      $ 40,428        8.30 %
                                             ========      ========                    ========      ========

Funding Sources
---------------
Noninterest bearing deposits ..........      $ 75,506      $  9,257       13.97 %      $ 66,249      $  7,170       12.14 %
Interest bearing demand, savings & time       384,259        25,130        7.00 %       359,129        25,419        7.62 %
Short-term borrowings .................        53,893         9,575       21.61 %        44,318         2,819        6.79 %
Other borrowings ......................        41,069        (1,655)      (3.87)%        42,724         5,168       13.76 %
                                             --------      --------                    --------      --------
          Total sources ...............      $554,727      $ 42,307        8.26 %      $512,420      $ 40,576        8.60 %
                                             ========      ========                    ========      ========


                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2004 and 2003, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines described in the "Capital Regulations" subsection of the "Regulation and Supervision" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2004 management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

                                     Capital
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------
                                                              At December 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------
Tier 1 capital
     Shareholders' equity ..............................  $  47,384   $  45,375
     Less: Intangibles .................................       --          --
     Add / deduct: Unrealized (gain)  loss on securities        198        (406)
                                                          ---------   ---------
          Total Tier 1 capital .........................  $  47,582   $  44,969
                     =                                    =========   =========


Total risk-based capital
     Tier 1 capital ....................................  $  47,582   $  44,969
     Tier 2 capital ....................................      5,194       5,019
                                                          ---------   ---------
          Total risk-based capital .....................  $  52,776   $  49,988
                                                          =========   =========



Risk weighted assets ...................................  $ 460,648   $ 413,624

Quarterly average assets ...............................  $ 627,666   $ 574,811

Risk-based ratios:
     Tier 1 ............................................      10.33%      10.87%

     Total risk-based capital ..........................      11.46%      12.09%

     Leverage ratios ...................................       7.58%       7.82%

ITEM 2.          PROPERTIES.

The Company, through the Bank, currently operates its business from its main office in downtown Bloomington, Indiana and from fifteen additional branch locations in Monroe, Jackson, Hendricks and Lawrence Counties in Indiana. The Company also has an operations center. Information about those locations is set forth in the table on the following page.

-------------------------------------------------------------------------------------------------
NAME OF OFFICE                    LOCATION/TELEPHONE NUMBER                          OWNED/LEASED
-------------------------------------------------------------------------------------------------
Downtown Main Office              210 East Kirkwood Avenue                           Owned
                                  Bloomington, IN 47408
                                  (812) 336-0201
-------------------------------------------------------------------------------------------------
Ellettsville Banking Center       4616 West Richland Plaza                           Owned
                                  Bloomington, IN 47404
                                  (812) 876-6044
-------------------------------------------------------------------------------------------------
Highland Village Banking Center   4191 West Third Street                             Owned
                                  Bloomington, IN 47403
                                  (812) 331-3501
-------------------------------------------------------------------------------------------------
Kinser Crossing Banking Center    1825 North Kinser Pike                             Leased
                                  Bloomington, IN 47404
                                  (812) 331-3518
-------------------------------------------------------------------------------------------------
Kirkwood Auto Branch              306 East Kirkwood Avenue                           Owned
                                  Bloomington, IN 47408
                                  (812) 331-3510
-------------------------------------------------------------------------------------------------
Loan Center                       111 South Lincoln Street                           Owned
                                  Bloomington, IN 47408
                                  (812) 331-3555
-------------------------------------------------------------------------------------------------
Mall Road Banking Center          2801 Buick-Cadillac Blvd.                          Owned
                                  Bloomington, IN 47401
                                  (812) 331-3507
-------------------------------------------------------------------------------------------------
Walnut Park Banking Center        2490 South Walnut Street                           Owned
                                  Bloomington, IN 47403
                                  (812) 331-3514
-------------------------------------------------------------------------------------------------
Brownstown Banking Center         1051 West Spring Street                            Owned
                                  Brownstown, IN 47220
                                  (812) 358-3171
-------------------------------------------------------------------------------------------------
Avon Banking Center               7517 Beechwood Centre Road, Suite 300              Leased
                                  Avon, IN 46123
                                  (317) 272-7820
-------------------------------------------------------------------------------------------------
Brownsburg Banking Center         65 Garner Road, Suite 400                          Leased
                                  Brownsburg, IN 46112
                                  (317) 837-5201
-------------------------------------------------------------------------------------------------
Plainfield Banking Center         2059 Hadley Road                                   Leased
                                  Plainfield, IN 46168
                                  (317) 837-520
-------------------------------------------------------------------------------------------------
Bedford Banking Center            Limestone Business Center, 2119 West 16th Street   Leased
                                  Bedford, IN 47421
                                  (812) 275-7800
-------------------------------------------------------------------------------------------------
Bell Trace Branch                 800 Bell Trace Circle                              Leased
                                  Bloomington, IN 47408
                                  (812) 331-3575
-------------------------------------------------------------------------------------------------
Meadowood Branch                  2455 Tamarack Trail                                Leased
                                  Bloomington, IN  47408
                                  (812) 353-7722
-------------------------------------------------------------------------------------------------
Redbud Hills Branch               3211 E. Moores Pike                                Leased
                                  Bloomington, IN  47401
                                  (812) 353-7720
-------------------------------------------------------------------------------------------------
Operations Center                 5001 North State Road 37-Business                  Leased
                                  Bloomington, IN  47404
-------------------------------------------------------------------------------------------------

The Company owns its main office. It owns seven of its branch locations and leases space for eight branches. The Company also leases its Operations Center. The main office contains approximately 18,656 square feet of space, and is occupied solely by the Company. The Company's data processing center, bookkeeping and deposit operations departments are located at the Operations Center.


ITEM 3.          LEGAL PROCEEDINGS.

Except as set forth below, there are no material pending legal proceedings, other than routine litigation incidental to the business of the Company or the Bank, to which the Company or the Bank is a party or of which any of its property is subject. Further, there is no material legal proceeding in which any director, officer, principal shareholder, or affiliate of the Company, or any associate of such director, officer, principal shareholder or affiliate is a party, or has a material interest, adverse to the Company.

The Bank is a plaintiff in an action to recover amounts due on mortgage loans to a real estate developer and related entities. The borrower is in bankruptcy proceedings and has recently been indicted by a federal grand jury. The trustee in the borrower's bankruptcy petition has filed an action against the Bank and other defendants for damages from fraudulent transfer and preference payments, and to set aside certain mortgages granted to the Bank by the borrower. Furthermore, on February 17, 2005, the loan officer who made the loans related to the legal proceedings was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES.

The Company's common stock is quoted on the Nasdaq National Market under the symbol "MROE." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported by the Nasdaq National Market:

                                Price Per Share
                    -----------------------------------
                           2004              2003          Dividends Declared
                    ---------------   -----------------    ------------------
    Quarter           High     Low      High       Low      2004       2003
    -------------------------------------------------------------------------
    First Quarter   $ 16.45   14.09   $ 14.18   $ 13.11    $  .13     $  .12
    Second Quarter    16.89   15.80     14.07     13.00       .13        .12
    Third Quarter     17.00   15.89     14.50     13.46       .13        .12
    Fourth Quarter    18.44   16.19     14.25     13.81       .13        .13

In each quarter during 2004 and 2003, the Company declared and paid the cash dividends listed in the above table for a per share total of $ 0.52 and $ 0.49 for 2004 and 2003, respectively. The Company has paid a regular cash dividend for over twenty-four consecutive years. The Company currently expects that comparable cash dividends will continue to be paid in the future.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total shareholders' equity of the Bank at December 31, 2004 was $47,173,000 of which $43,148,000 was restricted from dividend distribution to the Company. The Company does not anticipate that this regulatory limitation will affect the future payment of dividends.

As of March 7, 2005, there were approximately 303 shareholders of record.

During 2004, several directors exercised stock options. On March 31, 2004 the Company sold 5,000 shares of common stock at $8.25 per share, or an aggregate of $41,250, to Mark D. Bradford, pursuant to the exercise by Mr. Bradford of a stock option. On April 19, 2004 the Company sold 5,000 shares of common stock at $13.25 per share, or an aggregate of $66,250, to Timothy D. Ellis, pursuant to the exercise by Mr. Ellis of a stock option. On May 6, 2004 the Company sold 5,000 shares of common stock at $13.25 per share, or an aggregate of $66,250, to Charles R. Royal, Jr., pursuant to the exercise by Mr. Royal of a stock option. These shares were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 6.          SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 2 through 3 of the Company's 2004 Annual Report to Shareholders - Financial Review under the caption "Five-Year Financial Summary."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 4 through 18 of the Company's 2004 Annual Report to Shareholders - Financial Review under the caption "Management's Discussion and Analysis."


ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

The information required under this item is incorporated by reference to pages 19 through 21 of the Company's 2004 Annual Report to Shareholders - Financial Review - Management's Discussion and Analysis under the caption "Interest Rate Sensitivity and Disclosures about Market Risk."

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 20 through 39 of the Company's 2004 Annual Report to Shareholders - Financial Review.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 9A.         CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) based on their evaluation of these controls and procedures as required by Rule 13a-15(b) as of the end of the period covered by this Form 10-K are effective.

(b) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(d) As permitted by the order of the SEC issued in Release No. 50754, dated November 30, 2004 (the "Order") the Company intends to file its "Management's annual report on internal control over financial reporting" and the related "Attestation report of the registered public accounting firm" by an amendment to this Form 10-K within the time period specified in the Order.

ITEM 9B.         OTHER INFORMATION.

On December 6, 2004, the Company set the 2005 annual base salaries of the named executive officers and established the criteria under the Senior Officer Incentive Compensation Plan. Salaries as established for the named executive officers and a summary of the Senior Officer Incentive Compensation Plan for 2005 are included as Exhibit 10(xii) to this Form 10-K. The Company also established the compensation to be paid to Directors for the year 2005. These amounts are set forth on Exhibit 10(xi) to this Form 10-K.

On December 6, 2004, the Company also approved the bonus amounts payable to the named executive officers for 2004 under the Senior Officer Incentive Compensation Plan. These amounts were $27,096 for Mr. Bradford; $33,952 for Mr. Christy; $17,147 for Mr. Dyott; $36,452 for Mr. Krupka; and $35,253 for Mr. Walters.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.


ITEM 11.         EXECUTIVE COMPENSATION.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 11 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

-----------------------------------------------------------------------------------------------------------
                                      Number of                              Number of securities remaining
                                  securities to be                            available for future issuance
         Plan Category               issued upon        Weighted-average        under equity compensation
                                     exercise of        exercise price of       plans-excluding securities
                                 outstanding options   outstanding options     reflected in the first column
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by shareholders       122,500                 $ 13.42                        339,500
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                      0                       0                              0
shareholders
-----------------------------------------------------------------------------------------------------------

Totals                               122,500                 $ 13.42                        339,500

-----------------------------------------------------------------------------------------------------------

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 12 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 12, with the exception of the table presented above, is incorporated herein by reference to such Proxy Statement.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 13 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.


ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 14 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

                                     PART IV


ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                                                                     Page Number

(a) 1.   Financial Statements:
                Independent accountants' report..........................  19
                Consolidated balance sheets at
                         December 31, 2004 and 2003......................  20
                Consolidated statements of income, years ended
                         December 31, 2004, 2003 and 2002................  21
                Consolidated statements of shareholders equity,
                         years ended December 31, 2004, 2003 and 2002....  22
                Consolidated statements of cash flows, years ended
                         December 31, 2004, 2003 and 2002................  23
                Notes to consolidated financial statements...............  24

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

10 (vii)*                  Third Amendment to the Monroe Bancorp Employee Stock
                           Ownership Plan is incorporated by reference to the registrant's Form 10-K filed March 29, 2004.

10(viii)*                  Monroe Bancorp Directors' Deferred Compensation Plan
                           as Amended and Restated Effective January 1, 1999 and
                           First and Second Amendments are incorporated by reference to the registrant's Form 10-K filed March
                           29, 2004.

10(ix)* Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments are incorporated by reference to the registrant's Form 10-K filed March 29, 2004.

10 (x)* Form of agreement under the 1999 Management Stock Option Plan of Monroe Bancorp are filed as part of this Form 10-K.

10 (xi)* Schedule of Directors Compensation Arrangements are filed as part of this Form 10-K.

10 (xii)*                  Schedule of Executive Officers Compensation
                           Arrangements are filed as part of this Form 10-K.

13 2004 Annual Report to Shareholders (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

21                         Subsidiaries of the Registrant.

23                         Consent of Independent Registered Public Accounting
                           Firm.

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

31(ii) Certification for Annual Report on Form 10-K by Principal Financial Officer.

32(i) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

(b) Exhibits.

See the list of exhibits in Item 15(a)(3).

(c) Financial Statement Schedules.

All schedules are omitted as the required information either is not applicable or is included in the 2004 Annual Report to Shareholders or related notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2005.

                                   MONROE BANCORP

                               By: /s/Mark D. Bradford
                                   ----------------------------
                                   Mark D. Bradford, President, Chief Executive
                                   Officer, (Principal Executive Officer)


                               By: /s/ Gordon M. Dyott
                                   ----------------------------
                                   Gordon M. Dyott
                                   Executive Vice President, Chief Financial
                                   Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title/Capacity
---------                                   --------------
Date
----

/s/ Mark D. Bradford                President, Chief Executive Officer
--------------------------------    (Principal Executive Officer) and Director
Mark D. Bradford
March 14, 2005

/s/ Gordon M. Dyott                 Executive Vice President, Chief Financial
--------------------------------    Officer (Principal Financial Officer)
Gordon M. Dyott
March 14, 2005

/s/ Kathryn E. Burns                Vice President, Director of Finance
--------------------------------    (Principal Accounting Officer)
Kathryn E. Burns
March 14, 2005

/s/ David D. Baer                   Director, Chairman
--------------------------------
David D. Baer
March 9, 2005

                                    Director
--------------------------------
James D. Bremner

/s/ Bradford J. Bomba, Jr., M.D.    Director
--------------------------------
Bradford J. Bomba, Jr. M.D.
March 9, 2005

/s/ Steven R. Crider                Director
--------------------------------
Steven R. Crider
March 9, 2005

/s/ Timothy D. Ellis                Director
--------------------------------
Timothy D. Ellis
March 10, 2005

/s/ Joyce Claflin Harrell           Director
--------------------------------
Joyce Claflin Harrell
March 9, 2005

/s/ Harry F. McNaught, Jr.          Director
--------------------------------
Harry F. McNaught, Jr.
March 10, 2005

/s/ Paul W. Mobley                  Director
--------------------------------
Paul W. Mobley
March 9, 2005

/s/ Charles R. Royal, Jr.           Director
--------------------------------
Charles R. Royal, Jr.
March 9, 2005