Form 10-K/A
period 2004-12-31
MONROE BANCORP
filed 2005-04-29
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required by Part III of this Annual Report are incorporated by reference form the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 29,2005.

                                EXPLANATORY NOTE

         In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Monroe Bancorp (the "Company") omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 originally filed on March 15, 2005 (the "Original Report") both Management's annual report on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related Attestation report of the registered public accounting firm, as required by Item 308(b) of Regulation S-K.

         This Amendment No. 1 to Annual Report on Form 10-K (the "Amendment") is specifically intended to make only the following changes to the Company's 10-K for the year ended December 31, 2004: (1) to modify Part II Item 9A to include the information required by Items 308(a) and 308(b) of Regulation S-K; (2) to update the requisite Section 302 and Section 906 certifications and the signature page to reflect the filing of this Amendment; and (3) to modify the list of exhibits to reflect the updated certifications and to incorporate by reference any other exhibits filed with the Original Filing. All other information presented in the Original Filing is unaffected by this Amendment, and has thus not been reiterated herein. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing.

Item 9A.  Controls and Procedures (Amended).
--------------------------------------------

Evaluation of Disclosure Controls And Procedures

The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) based on their evaluation of these controls and procedures as required by Rule 13a-15(b) as of the end of the period covered by this Form 10-K are effective.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company's independent registered public accounting firm has issued their report on management's assessment of the Company's internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.


Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting


             Report of Independent Registered Public Accounting Firm


To the Audit Committee
of the Board of Directors
Monroe Bancorp
Bloomington, Indiana


We have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting, that Monroe Bancorp maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Monroe Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Monroe Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Monroe Bancorp and our report dated January 21, 2005 expressed an unqualified opinion thereon.



/s/ BKD, LLP

Indianapolis, Indiana
April 26, 2005

                                     PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

10 (x)* Form of agreement under the 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference by reference to the registrant's Form 10-K for the fiscal year ended December 31, 2004.

10 (xi)* Schedule of Directors Compensation Arrangements is incorporated by reference by reference to the registrant's Form 10-K for the fiscal year ended December 31, 2004.

10 (xii)*          Schedule of Executive Officers Compensation Arrangements is
                   incorporated by reference by reference to the registrant's
                   Form 10-K for the fiscal year ended December 31, 2004.

13 2004 Annual Report to Shareholders is incorporated by reference by reference to the registrant's Form 10-K for the fiscal year ended December 31, 2004 (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

21 Schedule of Subsidiaries of the Registrant is incorporated by reference by reference to the registrant's Form 10-K for the fiscal year ended December 31, 2004.

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

31(ii) Certification for Annual Report on Form 10-K by Principal Financial Officer.

32(i)              Certification of Principal Executive Officer pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)             Certification of Principal Financial Officer pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April 2005.

                                MONROE BANCORP

                                By: /s/Mark D. Bradford
                                    ------------------------------------------
                                    Mark D. Bradford, President, Chief Executive
                                    Officer, (Principal Executive Officer)


                                By: /s/ Gordon M. Dyott
                                    ------------------------------------------
                                    Gordon M. Dyott
                                    Executive Vice President, Chief Financial
                                    Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title/Capacity
---------                             --------------
Date

/s/ Mark D. Bradford                  President, Chief Executive Officer
--------------------                  (Principal Executive Officer) and Director
Mark D. Bradford
April 28, 2005

/s/ Gordon M. Dyott                   Executive Vice President, Chief Financial
---------------------------           Officer (Principal Financial Officer)
Gordon M. Dyott
April 28, 2005

/s/ Kathryn E. Burns                  Vice President, Director of Finance
---------------------------           (Principal Accounting Officer)
Kathryn E. Burns
April 28, 2005

/s/ James D. Bremner                  Director
---------------------------
James D. Bremner
April 28, 2005

/s/ Bradford J. Bomba, Jr., M.D.      Director
--------------------------------
Bradford J. Bomba, Jr. M.D.
April 28, 2005

/s/ Steven R. Crider                  Director
 --------------------------
Steven R. Crider
April 28, 2005

/s/ Timothy D. Ellis                  Director
---------------------------
Timothy D. Ellis
April 28, 2005

/s/ Joyce Claflin Harrell             Director
---------------------------
Joyce Claflin Harrell
April 28, 2005

/s/ Harry F. McNaught, Jr.            Director
-------------------------
Harry F. McNaught, Jr.
April 28, 2005

/s/ Paul W. Mobley                    Director
---------------------------
Paul W. Mobley
April 28, 2005

/s/ Charles R. Royal, Jr.             Director
---------------------------
Charles R. Royal, Jr.
April 28, 2005