Form 10-Q
period 2005-03-31
MONROE BANCORP
filed 2005-05-09
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
Commission File No.  0-31951
                     -------

                                 MONROE BANCORP
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

            Indiana                                     35-1594017
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
Yes [X]           No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [ ]

Outstanding Shares of Common Stock on April 30, 2005:  6,036,284

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

                  Consolidated Condensed Statements of Income - Three Months...4

                  Consolidated Condensed Statement of Shareholders' Equity.....5

                  Consolidated Condensed Statements of Cash Flows..............6

                  Notes to Consolidated Condensed Financial Statements.........7

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................9

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....17

    Item 4.    Controls and Procedures........................................19

Part II.  Other Information:

    Item 1.    Legal Proceedings..............................................20

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....20

    Item 3.    Defaults Upon Senior Securities................................20

    Item 4.    Submission of Matters to a Vote of Security Holders............20

    Item 5.    Other Information..............................................20

    Item 6.    Exhibits.......................................................20

Signatures....................................................................22

Exhibit Index.................................................................23

Part I. Financial Information
Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                 March 31,    December 31,
                                                                   2005          2004
                                                                (Unaudited)
                                                                 ---------     ---------
Assets
       Cash and due from banks ..............................    $  19,185     $  20,961
       Interest-earning deposits ............................          614           435
                                                                 ---------     ---------
             Total cash and cash equivalents ................       19,799        21,396
       Trading securities, at fair value ....................        3,134         3,223
       Investment securities:
            Available for sale ..............................       97,929        95,997
            Held to maturity ................................        7,807        10,492
                                                                 ---------     ---------
                 Total investment securities ................      105,736       106,489

       Loans ................................................      486,418       474,345
       Allowance for loan losses ............................       (5,450)       (5,194)
                                                                 ---------     ---------
            Net loans .......................................      480,968       469,151
       Loans held for sale ..................................        2,661         2,740
       Premises and equipment ...............................       11,610        11,575
       Federal Home Loan Bank of Indianapolis stock, at cost         2,464         2,439
       Other assets .........................................       18,443        16,957
                                                                 ---------     ---------
                   Total assets .............................    $ 644,815     $ 633,970
                                                                 =========     =========

Liabilities
       Deposits:
            Noninterest-bearing .............................    $  83,287     $  71,142
            Interest-bearing ................................      430,539       412,392
                                                                 ---------     ---------
                 Total deposits .............................      513,826       483,534

       Borrowings ...........................................       77,243        97,378
       Other liabilities ....................................        6,291         5,674
                                                                 ---------     ---------
                   Total liabilities ........................      597,360       586,586

Commitments and Contingent Liabilities

Shareholders' Equity
       Common stock, no-par value
           Authorized, 18,000,000 shares
           Issued and outstanding - 6,036,284 and 6,035,110
                 shares, respectively .......................          137           137
       Additional paid-in capital ...........................        1,595         1,592
       Retained earnings ....................................       47,130        46,267
       Accumulated other comprehensive income ...............         (993)         (198)
       Unearned ESOT shares .................................         (414)         (414)
                                                                 ---------     ---------
                   Total shareholders' equity ...............       47,455        47,384
                                                                 ---------     ---------
                   Total liabilities and shareholders' equity    $ 644,815     $ 633,970
                                                                 =========     =========

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                          Three Months Ended
                                                                                March 31,
                                                                          -------------------
                                                                            2005        2004
                                                                          -------     -------
Interest Income
       Loans, including fees .........................................    $ 6,884     $ 5,917
       Trading securities ............................................         15          17
       Investment securities
            Taxable ..................................................        761         775
            Tax exempt ...............................................        113         181
       Federal funds sold ............................................          6           2
       Other interest income .........................................          9          11
                                                                          -------     -------
                   Total interest income .............................      7,788       6,903
                                                                          -------     -------

Interest Expense
       Deposits ......................................................      2,124       1,470
       Short-term borrowings .........................................        245          77
       Other borrowings ..............................................        393         484
                                                                          -------     -------
                   Total interest expense ............................      2,762       2,031
                                                                          -------     -------
                   Net interest income ...............................      5,026       4,872
       Provision for loan losses .....................................        330         330
                                                                          -------     -------
                   Net interest income after provision for loan losses      4,696       4,542
                                                                          -------     -------

Noninterest Income
       Fiduciary activities ..........................................        376         335
       Service charges on deposit accounts ...........................        756         707
       Commission income .............................................        225         228
       Securities gains ........ .....................................         66         132
       Unrealized gains (losses) on trading securities ...............        (46)         66
       Net gains on loans sales ......................................        237         192
       Debit card interchange fees ...................................        150         107
       Other operating income ........................................        270         284
                                                                          -------     -------
                   Total other income ................................      2,034       2,051
                                                                          -------     -------

Noninterest Expenses
       Salaries and employee benefits ................................      2,579       2,553
       Net occupancy and equipment expense ...........................        644         627
       Advertising ...................................................        119         149
       Legal fees ....................................................        180         127
       Appreciation (depreciation) in directors' and executives'
            deferred compensation plans ..............................        (32)         74
       Other operating expense .......................................        779         649
                                                                          -------     -------
                   Total other expenses ..............................      4,269       4,179
                                                                          -------     -------

                   Income before income tax ..........................      2,461       2,414
                   Income tax expense ................................        818         761
                                                                          -------     -------
                              Net income .............................    $ 1,643     $ 1,653
                                                                          =======     =======

       Basic and diluted earnings per share...........................    $  0.27     $  0.27

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                           For the Three Months Ended
                                 March 31, 2005
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                           Unearned
                                         Common Stock                                       Accumulated    Employee
                                      ------------------- Additional                           Other         Stock
                                         Shares            Paid in   Comprehensive Retained Comprehensive  Ownership
                                      Outstanding  Amount   Capital     Income     Earnings     Loss      Trust Shares    Total
                                       -------------------------------------------------------------------------------------------
Balances January 1, 2005.............. 6,035,110   $ 137    $ 1,592                $ 46,267    $ (198)      $ (414)     $ 47,384

Comprehensive Income:
  Net income for the period...........                                  $ 1,643       1,643                                1,643
  Other comprehensive income
      -unrealized loss on securities
        net of tax benefit of $409
        (net of reclassification
        adjustment of $22 for
        realized gains included in                                         (795)                 (795)                      (795)
        income).......................
ESOT shares earned....................                            3                                                            3
Repurchase of stock, at cost..........    (3,826)               (66)                                                         (66)
Stock options exercised...............     5,000                 66                                                           66
Cash dividend ($.13 per share)                                                         (780)                                (780)
                                       -------------------------------------------------------------------------------------------
Balances March 31, 2005............... 6,036,284   $ 137    $ 1,595     $   848    $ 47,130    $ (993)      $ (414)     $ 47,455
                                       ===========================================================================================


See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 ---------------------
                                                                                   2005         2004
                                                                                 --------     --------
Operating Activities
       Net income ...........................................................    $  1,643     $  1,653
       Adjustments to reconcile net income to net cash provided
               by operating activities:
           Provision for loan losses ........................................         330          330
           Depreciation and amortization ....................................         251          209
           Deferred income tax ..............................................         (73)          63
           Investment securities amortization, net ..........................          65          127
           Securities gain ..................................................         (64)        (138)
           Origination of loans held for sale ...............................     (14,318)     (13,089)
           Proceeds from sale of loans held for sale ........................      14,634       12,421
           Gain on sale of loans held for sale ..............................        (237)        (192)
           ESOT compensation ................................................           4            6
           Net change in:
                Trading securities ..........................................          89          (90)
                Interest receivable and other assets ........................      (1,005)        (591)
                Interest payable and other liabilities ......................         617          602
                                                                                 --------     --------
                          Net cash provided by operating activities .........       1,936        1,311
                                                                                 --------     --------

Investing Activities
       Purchase of securities available for sale ............................     (15,369)     (16,245)
       Proceeds from sales of securities available for sale .................       7,740        2,252
       Proceeds from paydowns and maturities of securities available for sale       4,507        1,601
       Purchases of securities held to maturity .............................          --           --
       Proceeds from paydowns and maturities of securities held to maturity .       2,670       11,561
       Purchase of FHLB stock ...............................................         (25)         (29)
       Net change in loans ..................................................     (12,147)     (15,916)
       Purchase of premises and equipment ...................................        (286)        (330)
                                                                                 --------     --------
                          Net cash used by investing activities .............     (12,910)     (17,106)
                                                                                 --------     --------

Financing Activities
       Net change in:
           Noninterest-bearing, interest-bearing demand and savings deposits       21,921      (22,319)
           Certificates of deposit ..........................................       8,371       40,124
           Borrowings .......................................................     (16,135)      (9,573)
       Proceeds from Federal Home Loan Bank advances ........................          --           --
       Repayments of Federal Home Loan Bank advances ........................      (4,000)      (1,892)
       Cash dividends paid ..................................................        (780)        (786)
       Stock options exercised ..............................................          66           43
       Repurchase of common stock ...........................................         (66)        (129)
                                                                                 --------     --------
                          Net cash provided by financing activities .........       9,377        5,468
                                                                                 --------     --------
Net Change in Cash and Cash Equivalents .....................................      (1,597)     (10,327)
Cash and Cash Equivalents, Beginning of Period ..............................      21,396       29,708
                                                                                 --------     --------
Cash and Cash Equivalents, End of Period ....................................    $ 19,799     $ 19,381
                                                                                 ========     ========

Supplemental cash flow disclosures
       Interest paid ........................................................    $  2,771     $  2,008
       Income tax paid ......................................................          65           --

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated condensed financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank") and the Bank's wholly owned subsidiary MB Portfolio Management, Inc. A summary of significant accounting policies is set forth in
Note 1 of Notes to Financial Statements included in the December 31, 2004, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at March 31, 2005, and for the three months ended March 31, 2005 and 2004, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                               Three months ended
                                               ------------------

                                        March 31, 2005     March 31, 2004
                                        --------------     --------------

Net income (in thousands) .........       $     1,643        $     1,653
                                          ===========        ===========

Weighted average shares outstanding         6,036,223          6,093,921

Average unearned ESOT shares ......           (35,109)           (40,361)
                                          -----------        -----------
   Shares used to compute basic
       earnings per share .........         6,001,114          6,053,560

Effect of dilutive securities -
    stock options .................            20,182             14,788
                                          -----------        -----------

   Shares used to compute diluted
        earnings per share ........         6,021,296          6,068,348
                                          ===========        ===========

Earnings per share, basic..........       $      0.27        $      0.27
Earnings per share, diluted........              0.27               0.27


Note 3: Stock Options
---------------------

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2004 Annual Report to Shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The table on the following page illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Table dollar amounts are in thousands except per share data.

                                                          Three Months Ended   Three Months Ended
                                                            March 31, 2005       March 31, 2004
                                                          ------------------   ------------------
Net income, as reported.....................................    $ 1,643              $ 1,653
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes............................................          2                    3
                                                          ------------------   ------------------
Pro forma net income........................................    $ 1,641              $ 1,650
                                                          ==================   ==================

Earnings per share:
     Basic - as reported....................................    $  0.27              $  0.27
     Basic - pro forma......................................       0.27                 0.27
     Diluted - as reported..................................       0.27                 0.27
     Diluted - pro forma....................................       0.27                 0.27


Note 4:  Reclassifications
--------------------------

Reclassifications of certain amounts in the 2004 consolidated condensed financial statements have been made to conform to the 2005 presentation.


Note 5:  Contingencies
----------------------

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

The Company and Bank are from time-to-time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


Item 2.         Management's Discussion and Analysis of Financial Condition and
------          Results of Operations
                ---------------------------------------------------------------

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

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 24 to 26 of the December 31, 2004 Annual Report to Shareholders - Financial Review. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on pages 6 of the 2004 Annual Report to Shareholders -Financial Review. There have been no changes in these critical accounting policies to date.

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

o In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.
o In the "Noninterest Income / Noninterest Expense" section of this document, we report other income and other expense without the effect of unrealized gains and losses on securities in a grantor trust ("rabbi trust") which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, and hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend or interest income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest and dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on page 4 of the consolidated financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year other income and other expense can be made if the rabbi trust realized and unrealized gains and losses and offsetting appreciation (depreciation) on the deferred compensation plans are removed.

Results of Operations
---------------------

Overview
--------
Net income for the first quarter of 2005 was $1.64 million, a 0.6 percent decrease from net income of $1.65 million for the same quarter last year. Basic and diluted earnings per share for the first quarter of 2005 were $0.27, unchanged from the first quarter of 2004.

Annualized return on average equity (ROE) for the first quarter of 2005 decreased to 13.94 percent compared to 14.46 percent for first quarter of 2004. The annualized return on average assets (ROA) was 1.05 percent for the first quarter of 2005 compared to 1.13 percent for the same period of 2004.

Rising interest rates and the Company's continued investments in the Central Indiana market had an adverse effect on net income growth for the first quarter. Also contributing to the slight decline in earnings was a decline in realized gains from the sale of securities, which totaled $66,000 during the first quarter of 2005 compared to $132,000 during the first quarter of 2004.


Progress continues to be made towards improving asset quality as indicated by several measures of credit quality. At March 31, 2005, non-performing assets and 90-day past due loans totaled $3.9 million (0.61 percent of total assets) compared to $4.1 million (0.64 percent) at December 31, 2004 and $6.8 million (1.13 percent of total assets) at March 31, 2004, a 42.2 percent reduction. The Company also realized a significant improvement in its net loan charge-offs. Net charge-offs for the first quarter of 2005 were $74,000 compared to $323,000 for the first quarter of 2004. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.79 percent at March 31, 2005, down from 1.57 percent at March 31 2004.

The Company also opened a loan production office in Carmel, Indiana, north of Indianapolis, at the end of the first quarter, marking the Company's entry into the rapidly-growing Hamilton County/northern Indianapolis market. The Company continues to make steady progress on our planned openings of two full service branches in Hendricks County, the first to open at the end of 2005 and the second to open early in 2006.

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

                                                                          Average Balance Sheets and Interest Rates
                                                             ----------------------------------------------------------------------
                                                              Three Months Ended March 31, 2005   Three Months Ended March 31, 2004
                                                             -----------------------------------  ---------------------------------
                                                             Average                Average Rate   Average             Average Rate
                              ASSETS                         Balance     Interest   (annualized)   Balance    Interest (annualized)
                                                             -------     --------   ------------   -------    ---------------------
Interest earning assets
     Securities
          Taxable ......................................... $  93,120   $     796       3.46%     $  83,423  $     816     3.93%
          Tax-exempt (1) ..................................    15,575         188       4.90%        19,417        285     5.90%
                                                            ---------   ---------                 ---------  ---------
               Total securities ...........................   108,695         984       3.67%       102,840      1,101     4.30%

     Loans (2) ............................................   481,315       6,887       5.80%       431,667      5,919     5.51%
     FHLB Stock ...........................................     2,458          27       4.45%         2,353         32     5.47%
     Federal funds sold ...................................       955           6       2.55%           810          2     0.99%
     Interest-earning deposits ............................     1,855          15       3.28%         7,124         20     1.15%
                                                            ---------   ---------                 ---------  ---------
                 Total interest earning assets ............   595,278       7,918       5.39%       544,794      7,073     5.22%
                                                            ---------   ---------                 ---------  ---------

Noninterest earning assets
    Allowance for loan losses .............................    (5,335)                               (5,059)
     Premises and equipment & other assets ................    28,939                                28,464
     Cash and due from banks ..............................    17,759                                17,830
                                                            ---------                             ---------
               Total assets ............................... $ 636,641                             $ 586,029
                                                            =========                             =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ...................... $ 425,315       2,124       2.03%     $ 372,831      1,470     1.59%
     Borrowed funds .......................................    83,534         638       3.10%        92,292        561     2.44%
                                                            ---------   ---------                 ---------  ---------
          Total interest-bearing liabilities ..............   508,849       2,762       2.20%       465,123      2,031     1.76%
                                                            ---------   ---------                 ---------  ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................    73,767                                69,433
     Other liabilities ....................................     6,222                                 5,487
     Shareholders' equity .................................    47,803                                45,986
                                                            ---------                             ---------
                 Total liabilities and shareholders' equity $ 636,641                             $ 586,029
                                                            =========                             =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin .......................             $   5,156       3.19%                $   5,042     3.47%
     T/E net interest margin as a percent of
          total average earning assets ....................                             3.51%                              3.72%
Tax equivalent adjustment (1) .............................                   130                                  170
                                                                        ---------                            ---------

                Net interest income .......................             $   5,026                            $   4,872
                                                                        =========                            =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin as a percent of average earning assets was 3.51 percent for the quarter ended March 31, 2005, down from 3.72 percent for the same quarter last year. Average first quarter 2005 loan yields increased by 29 basis points (0.29 percent) over first quarter 2004 yields and deposit yields increased 44 basis points in the same time period. Average first quarter 2005 tax-equivalent securities yields declined by 63 basis points over the first quarter of 2004, and borrowed funds yields increased 66 basis points. Deposit yields increased more than loan yields because the Company is liability sensitive (i.e. deposits reprice more quickly than loans). Securities yields continued to decline because a significant portion of the securities portfolio matured during the past year and was reinvested at considerably lower rates.

Tax-equivalent net interest income was $5.16 million for the three months ended March 31, 2005 compared to $5.04 million for the same period in 2004, an increase of 2.0 percent. Loan and deposit volume increased in 2005, but this growth was partially offset by the decrease in the margin.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income decreased $17,000 for the three months ended March 31, 2005 compared to the same period in 2004. Omitting the net realized and unrealized losses on rabbi trust securities in the amount of $45,000 in the first quarter of 2005 and gains in the amount of $60,000 in the first quarter of 2004, other income increased $88,000 or 4.4 percent during the first quarter of 2005 compared to the first quarter of 2004.

Significant changes in noninterest income occurred primarily in the following areas:

o Debit card interchange income totaled $150,000 for the first quarter of 2005 compared to $107,000 for the same period in 2004, an increase of $43,000 or 40.2 percent, due to an increase in debit card use and an increase in the interchange fee structure.
o Gains on the sale of mortgage loans were $237,000 for the first quarter of 2005 compared to $192,000 for the same period in 2004.
o Trust fee income totaled $376,000 for the first quarter of 2005 compared to $335,000 for the first quarter of 2004, an increase of $41,000 or 12.2 percent. The Company's Wealth Management Group, formerly named the Financial Management Services Division, continued to grow. Trust assets under management grew from $202.1 million at March 31, 2004 to $226.6 million at March 31, 2005.
o Service charges on deposit accounts were $756,000 during the first quarter of 2005 compared to $707,000 in the first quarter of 2004, an increase of $49,000 or 6.9 percent. Growth primarily occurred in fees associated with overdrawn accounts (NSF fees). The year-over-year increase in NSF fees is largely the result of a regulatory change affecting how overdrawn checking accounts are charged off. Effective January 1, 2005, the actual overdraft amount is charged to the loan loss reserve while accumulated fees are charged off against fee income. Previously, the full amount was charged off against fee income.
o Gains were recognized on the sale of securities in the amount of $66,000 in the first quarter of 2005 compared to $132,000 in the first quarter of 2004, a decrease of $66,000

For the quarter ending March 31, 2005, total noninterest expense increased $90,000 compared to the same period in 2004. Omitting the depreciation in the Directors' and Executives' Deferred Compensation Plan of $32,000 in the first quarter of 2005 (which equals the sum of the interest and dividends earned on the rabbi trust and the realized and unrealized gains or losses on the securities in the trust) and appreciation of $74,000 during the first quarter of 2004, noninterest expense increased $196,000 or 4.8 percent.

Significant changes in noninterest expense occurred primarily in the following area:

o Legal fees increased $53,000 or 41.2 percent due to an increase in legal fees associated with legal actions related to loans made to a certain real estate developer who filed bankruptcy in 2002.

Occupancy expense and salaries and employee benefit expenses experienced very modest increases in the first quarter of 2005 compared to the same period in 2004. Occupancy expense increased by $17,000 or 2.7 percent while salaries and employee benefit expense increased by $26,000 or 1.0 percent.

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

The Company's effective tax rate was 33.2 percent for the three months ended March 31, 2005 compared to 31.5 percent for the same period in 2004. The tax rate increased primarily because municipal bond (tax-exempt) income represented a lower percentage of total income in the first quarter of 2005.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at March 31, 2005 were $644.8 million an increase of
1.7 percent or $10.8 million compared to $634.0 million at December 31, 2004. Loans (including loans held for sale) grew to $489.1 million at March 31, 2005 compared to $477.1 million at December 31, 2004, an increase of 2.5 percent. The Company's Central Indiana operations provided 51.8 percent of the year-to-date loan growth, with the remainder occurring in the Company's core market of Monroe County and the surrounding counties. Growth primarily occurred in commercial real estate loans. Deposits increased to $513.8 at March 31, 2005 compared to $483.5 at December 31, 2004, an increase of 6.3 percent. The increase in deposits resulted primarily from an increase in interest-bearing demand deposit accounts of $14.5 million and an increase in noninterest-bearing demand deposits of $12.1 million. Cash and cash equivalents declined by $1.6 million at March 31, 2005 compared to December 31, 2004. Borrowings declined to $77.2 million at March 31, 2005 compared to $97.4 million at December 31, 2004, a 20.7 percent decrease. The decline in borrowings was primarily due to a decline in federal funds purchased of $11.9 million. Federal Home Loan Bank advances also declined by $4.0 million.

Capital
-------
Shareholders' equity increased $71,000 at March 31, 2005 compared to December 31, 2004. This increase was a result of year-to-date net income of $1.6 million, dividends paid of $780,000, other comprehensive income, consisting solely of the change (decrease) in net unrecognized gains in the Company's available-for-sale securities portfolio of $795,000, treasury stock purchased of $66,000, options issued of $66,000 (exercise price) and ESOP shares earned of $4,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2005 and December 31, 2004, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2005 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                      Required for Adequate    To Be Well
                                                         Actual            Capital(1)         Capitalized(1)
                                                  -----------------------------------------------------------
                                                    Amount     Ratio     Amount    Ratio    Amount    Ratio
                                                  -----------------------------------------------------------
           As of March 31, 2005
           --------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated                         $53,898    11.41%   $37,781     8.0%       N/A    N/A
               Bank                                  53,773    11.46     37,544     8.0    $46,930    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated                          48,448    10.26     18,890     4.0        N/A    N/A
               Bank                                  48,323    10.30     18,772     4.0     28,158     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated                          48,448     7.61     25,466     4.0        N/A    N/A
               Bank                                  48,323     7.63     25,342     4.0     31,678     5.0

           As of December 31, 2004
           -----------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated                         $52,776    11.46%   $36,852     8.0%       N/A    N/A
               Bank                                  52,565    11.49     36,606     8.0    $45,758    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated                          47,582    10.33     18,426     4.0        N/A    N/A
               Bank                                  47,371    10.35     18,303     4.0     27,455     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated                          47,582     7.58     25,107     4.0        N/A    N/A
               Bank                                  47,371     7.59     24,969     4.0     31,211     5.0
           (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
One of management's top priorities has been improving credit quality. Management is pleased by the progress made in terms of credit quality over the past year.

The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2005, the Bank had $8.4 million of loans internally classified compared to $9.5 million at December 31, 2004, a
13.1 percent reduction. Loans internally classified have significantly decreased compared to March 31, 2004, when the Bank had $14.7 million of loans internally classified. The allowance for loan losses was $5.5 million, or 1.11 percent of portfolio loans (excluding loans held for sale) at March 31, 2005 compared to $5.2 million, or 1.09 percent, of portfolio loans at December 31, 2004. A portion of classified loans are nonaccrual loans. The Bank had nonperforming loans (nonaccrual loans, restructured loans and ninety days past due loans still accruing) totaling $3.5 million, or .72 percent of total loans at March 31, 2005 compared to $3.7 million or .77 percent of total loans at December 31, 2004. March 31, 2005 nonperforming loans significantly decreased compared to March 31, 2004, when nonperforming loans were $5.7 million, or 1.29 percent of total loans.

During the first quarter of 2005, the Bank had net loan charge offs totaling $74,000 compared to $323,000 charged off for the same period in 2004. Past due loans (30 days or more) were .79 percent of total loans at March 31, 2005 compared to 1.57 percent of total loans at March 31, 2004.

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

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB). FHLB advances were $34.0 million at March 31, 2005 compared to $38.0 million at December 31, 2004. At March 31, 2005, the Company had excess borrowing capacity at the FHLB of $22.0 million as limited by the Company's board resolution in effect at that date. If the Company's borrowing capacity were not limited by the board resolution, the Company would have excess borrowing capacity of $54.3 million based on collateral. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and minimize interest rate risk.

At March 31, 2005, the Bank's primary liquidity ratio (net cash, short-term and marketable assets divided by net deposits and short-term liabilities) was 17.4 percent, compared to 16.6 percent at December 31, 2004. Management considers this ratio to be adequate.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders. The main source of funding for the holding company is dividends from its subsidiary (the Bank). During the first quarter of 2004, the Bank declared dividends to the holding company of $700,000. As of April 1, 2005, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $5.0 million, versus $4.0 million at January 1, 2005. As discussed in Note 10 to the Consolidated Financial Statements (page 32 of the 2004 Annual Report to Shareholders-Financial Review) and Item 1 of the December 31, 2004 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 6 of the consolidated condensed financial statements). During the three months ended March 31, 2005, $1.9 million of cash was provided by operating activities, compared to $1.3 million during the same period in 2004. The increase in this area was primarily a result of more mortgages sold in the secondary market in 2005. During the first three months of 2005, $12.9 million was used for investing activities, compared to $17.1 million in the same period of 2004. The decrease in the use of funds in this category occurred primarily because the Company had a $15.9 million increase in loans in the first three months of 2004 compared to a $12.1 million increase in the same period of 2005. In the first three months of 2005, $9.4 million of cash was provided by financing activities, primarily from growth in noninterest-bearing demand and savings deposits, compared to $5.5 million provided by financing activities during the same period in 2004 with growth occurring primarily in certificates of deposit. Overall, net cash and cash equivalents decreased $1.6 million during the three months ended March 31, 2005 compared to a decrease of $10.3 million in the same period of 2004.

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

Forward-Looking Statements
--------------------------
Portions of information in this Form 10-Q contain forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affect the business of the Company; and (6) changes in real estate values or the real estate markets. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

The Company's interest sensitivity position at March 31, 2005 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

Management uses several techniques to measure interest rate risk. Interest rate risk exposure is measured using an interest rate sensitivity analysis to determine the change in the net portfolio value ("NPV") of its cash flows from assets and liabilities in the event of hypothetical changes in interest rates. Management also forecasts the net interest income that the Bank's current balance sheet would yield over the next twelve months assuming the same hypothetical changes in interest rates. A third method used by the Bank to measure interest rate risk is an interest rate sensitivity gap analysis. The gap analysis is utilized to quantify the repricing characteristics of the Bank's assets and liabilities.

Management believes that its forecast of changes in net interest income under various rate shocks is the more valuable and easiest to interpret interest rate risk measurement technique. Management believes that interested parties will derive a better understanding of how the Company's intermediation activities will perform under different rate scenarios from its presentation of projected net interest income under various rate shocks. This should help users of the information form clearer opinions of the Company's interest rate sensitivity.

The Company's Board of Directors adopted an interest rate risk policy which established a 20 percent maximum increase or decrease in net interest income in the event of a sudden and sustained 2 percent (200 basis point) increase or decrease in interest rates.

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's March 31, 2005 balance sheet under various rate shocks:

                           Projected Net Interest
                               Income Over the     $ Change in   % Change in
  Change in Interest Rate    Next Twelve Months    Net Interest  Net Interest
     (Basis Points)           (in thousands)          Income        Income
-----------------------------------------------------------------------------

         +300                     $22,085             $ (284)        (1.3)  %
         +200                      22,210               (159)        (0.7)
         +100                      22,324               (45)         (0.2)
            0                      22,369                  0           --
         -100                      22,203               (166)        (0.7)
         -200                      21,712               (657)        (2.9)


The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2004 balance sheet under various rate shocks:

                           Projected Net Interest
                               Income Over the     $ Change in   % Change in
  Change in Interest Rate    Next Twelve Months    Net Interest  Net Interest
     (Basis Points)           (in thousands)          Income        Income
-----------------------------------------------------------------------------

         +300                    $19,977              $ (118)        (0.6)  %
         +200                     20,044                 (51)        (0.3)
         +100                     20,084                 (11)        (0.1)
            0                     20,095                  --           --
         -100                     19,835                (260)        (1.3)
         -200                     19,281                (814)        (4.1)


Management believes a 200 basis point (two percent) decrease in rates is highly unlikely. Management also believes an increase in rates is more probable; therefore, we will focus our discussion on the effects of a 100 basis point (one percent) decrease in rates and an increase of 300 basis points (three percent).

The March 31, 2005 table above indicates that the Bank's projected net interest income for the next twelve months would decline by 1.3 percent in the event of a sudden and sustained 300 basis point increase in interest rates and decrease 0.7 percent in the event of an immediate 100 basis point decrease in interest rates. While there has been a modest change, these results are very similar to the rate shock forecast that was made at December 31, 2004. The forecasts from both time periods indicate that the interest rate sensitivities of Bank's assets and liabilities are relatively well matched over the rate shock ranges between a drop of 100 basis points and an increase of 300 basis points. The estimated changes in net interest income calculated as of March 31, 2005, are within the approved guidelines established by the Board of Directors.

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

Certain shortcomings are inherent in the method of computing the estimated net interest income under hypothetical rate shocks. Actual results may differ from that information presented in the table above should market conditions vary from the assumptions used in preparation of the table information. If interest rates remain or decrease below current levels, the proportion of adjustable rate loans in the loan portfolio could decrease in future periods due to refinancing activity. Also, in the event of an interest rate change, prepayment and early withdrawal levels would likely be different from those assumed in the table. Lastly, the ability of many borrowers to repay their adjustable rate debt may decline during a rising interest rate environment.


Item 4.           Controls and Procedures.
------            -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2005 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2c.          Unregistered Sales of Equity Securities and Use of Proceeds.
--------          ------------------------------------------------------------

                                                                          (d) Maximum Number
                                                                           (or Approximate
                                                                           Dollar Value) of
                                                  (c) Total Number of      Shares that May
                         (a) Total                 Shares Purchased as     Yet Be Purchased
                         Number of  (b) Average      Part of Publicly       Under the Plans
                          Shares     Price Paid     Announced Programs    or Programs (dollar
           Period        Purchased   per Share           or Plans         amount in thousands)
---------------------------------------------------------------------------------------------------
January 1-31, 2005
February 1-28, 2005
March 1-31, 2005           3,826      $17.32                --                    N/A


On March 2, 2005, the Company repurchased 3,826 shares of stock from David Baer, a Director of the Company and the Bank. Mr. Baer exchanged existing shares to pay for option shares.

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

10(viii) Monroe Bancorp Directors' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and First Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

10(ix) Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and First Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

10 (x) Form of agreement under the 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10-K filed March 15, 2005.

10 (xi) Schedule of Directors Compensation Arrangements is incorporated by reference to registrant's Form 10-K filed March 15, 2005.

10 (xii) Schedule of Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 10-K filed March 15, 2005.

10(xiii) Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is filed as part of this Form 10-Q.

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

                                MONROE BANCORP

         Date: May 6, 2005              By: /s/ Mark D. Bradford
               -----------                  ---------------------------------
                                            Mark D. Bradford, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

         Date: May 6, 2005              By: /s/ Gordon M. Dyott
               -----------                  ---------------------------------
                                            Gordon M. Dyott, Exec. Vice
                                            President, Chief Financial Officer
                                            (Principal Financial Officer)

                                  Exhibit Index


Exhibit No:    Description of Exhibit:
-----------    -----------------------

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

10(vii) Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to registrant's Form 10-K filed March 29, 2004

10(viii) Monroe Bancorp Directors' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and First Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

10(ix) Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and First Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

10(x) Form of agreement under the 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10-K filed March 15, 2005.

10(xi) Schedule of Directors' Compensation Arrangements is incorporated by reference to registrant's Form 10-K filed March 15, 2005.

10(xii) Schedule of Executive Officers Compensation Arrangements is incorporated by reference to registrant's form 10-K filed March 15, 2005.

10(xiii) Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is filed as part of this Form 10-Q.

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