Form 10-Q
period 2005-06-30
MONROE BANCORP
filed 2005-08-08
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes [X]     No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [ ]

Outstanding Shares of Common Stock on July 31, 2005:  6,036,284

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

               Consolidated Condensed Statements of Income - Three Months.....5

               Consolidated Condensed Statement of Shareholders' Equity.......6

               Consolidated Condensed Statements of Cash Flows................7

               Notes to Consolidated Condensed Financial Statements...........8

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk......22

     Item 4. Controls and Procedures.........................................24

Part II.  Other Information:

     Item 1. Legal Proceedings...............................................24

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....24

     Item 3. Defaults Upon Senior Securities.................................24

     Item 4. Submission of Matters to a Vote of Security Holders.............25

     Item 5. Other Information...............................................25

     Item 6. Exhibits........................................................25

Signatures...................................................................27

Exhibit Index................................................................28

Part I. Financial Information

Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                      June 30,    December 31,
                                                                        2005          2004
                                                                     (Unaudited)
                                                                      ---------    ---------
 Assets
         Cash and due from banks ..................................   $  29,215    $  20,961
         Interest-earning deposits ................................         395          435
                                                                      ---------    ---------
               Total cash and cash equivalents ....................      29,610       21,396
         Trading securities, at fair value ........................       3,250        3,223
         Investment securities:
              Available for sale ..................................     104,501       95,997
              Held to maturity ....................................       5,481       10,492
                                                                      ---------    ---------
                   Total investment securities ....................     109,982      106,489

         Loans ....................................................     499,576      474,345
         Allowance for loan losses ................................      (5,608)      (5,194)
                                                                      ---------    ---------
              Net loans ...........................................     493,968      469,151
         Loans held for sale ......................................       5,739        2,740
         Premises and equipment ...................................      12,205       11,575
         Federal Home Loan Bank of Indianapolis stock, at cost ....       2,494        2,439
         Other assets .............................................      18,480       16,957
                                                                      ---------    ---------
                         Total assets .............................   $ 675,728    $ 633,970
                                                                      =========    =========

Liabilities
         Deposits:
              Noninterest-bearing .................................   $  96,363    $  71,142
              Interest-bearing ....................................     433,196      412,392
                                                                      ---------    ---------
                   Total deposits .................................     529,559      483,534

         Borrowings ...............................................      90,438       97,378
         Other liabilities ........................................       6,763        5,674
                                                                      ---------    ---------
                         Total liabilities ........................     626,760      586,586

Commitments and Contingent Liabilities

Shareholders' Equity
         Common stock, no-par value
             Authorized, 18,000,000 shares
             Issued and outstanding - 6,036,284 and 6,035,110
                   shares, respectively ...........................         137          137
         Additional paid-in capital ...............................       1,596        1,592
         Retained earnings ........................................      48,202       46,267
         Accumulated other comprehensive income ...................        (553)        (198)
         Unearned ESOT shares .....................................        (414)        (414)
                                                                      ---------    ---------
                         Total shareholders' equity ...............      48,968       47,384
                                                                      ---------    ---------
                         Total liabilities and shareholders' equity   $ 675,728    $ 633,970
                                                                      =========    =========

         See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                                2005      2004
                                                                               -------   -------
Interest Income
         Loans, including fees .............................................   $14,308   $12,077
         Trading securities ................................................        32        33
         Investment securities
              Taxable ......................................................     1,588     1,529
              Tax exempt ...................................................       216       316
         Federal funds sold ................................................        11         5
         Other interest income .............................................        19        24
                                                                               -------   -------
                         Total interest income .............................    16,174    13,984
                                                                               -------   -------

Interest Expense
         Deposits ..........................................................     4,655     3,006
         Short-term borrowings .............................................       519       145
         Other borrowings ..................................................       798       962
                                                                               -------   -------
                         Total interest expense ............................     5,972     4,113
                                                                               -------   -------
                         Net interest income ...............................    10,202     9,871
         Provision for loan losses .........................................       660       660
                                                                               -------   -------
                         Net interest income after provision for loan losses     9,542     9,211
                                                                               -------   -------

Noninterest Income
         Fiduciary activities ..............................................       762       677
         Service charges on deposit accounts ...............................     1,687     1,468
         Commission income .................................................       511       466
         Securities gains ..................................................        99       115
         Unrealized gains on trading securities ............................         5        61
         Net gains on loans sales ..........................................       575       510
         Debit card interchange fees .......................................       308       232
         Other operating income ............................................       567       456
                                                                               -------   -------
                         Total other income ................................     4,514     3,985
                                                                               -------   -------

Noninterest Expenses
         Salaries and employee benefits ....................................     5,219     5,087
         Net occupancy and equipment expense ...............................     1,282     1,239
         Advertising .......................................................       303       347
         Legal fees ........................................................       363       291
         Appreciation in directors' and executives'
              deferred compensation plans ..................................        34        64
         Other operating expense ...........................................     1,590     1,421
                                                                               -------   -------
                         Total other expenses ..............................     8,791     8,449
                                                                               -------   -------

                         Income before income tax ..........................     5,265     4,747
                         Income tax expense ................................     1,770     1,520
                                                                               -------   -------
                                         Net income ........................   $ 3,495   $ 3,227
                                                                               =======   =======

         Basic and diluted earnings per share ..............................   $  0.58   $  0.53

         See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                              Three Months Ended
                                                                                   June 30,
                                                                                2005      2004
                                                                               -------   -------
Interest Income
         Loans, including fees .............................................   $ 7,424   $ 6,160
         Trading securities ................................................        17        15
         Investment securities
              Taxable ......................................................       826       744
              Tax exempt ...................................................       103       146
         Federal funds sold ................................................         5         3
         Other interest income .............................................        11        13
                                                                               -------   -------
                         Total interest income .............................     8,386     7,081
                                                                               -------   -------

Interest Expense
         Deposits ..........................................................     2,532     1,536
         Short-term borrowings .............................................       274        68
         Other borrowings ..................................................       404       478
                                                                               -------   -------
                         Total interest expense ............................     3,210     2,082
                                                                               -------   -------
                         Net interest income ...............................     5,176     4,999
         Provision for loan losses .........................................       330       330
                                                                               -------   -------
                         Net interest income after provision for loan losses     4,846     4,669
                                                                               -------   -------

Noninterest Income
         Fiduciary activities ..............................................       386       342
         Service charges on deposit accounts ...............................       932       761
         Commission income .................................................       287       238
         Securities gains (losses) .........................................        33       (17)
         Unrealized gains (losses) on trading securities ...................        51        (5)
         Net gains on loans sales ..........................................       338       318
         Debit card interchange fees .......................................       158       125
         Other operating income ............................................       296       172
                                                                               -------   -------
                         Total other income ................................     2,481     1,934
                                                                               -------   -------

Noninterest Expenses
         Salaries and employee benefits ....................................     2,640     2,534
         Net occupancy and equipment expense ...............................       638       613
         Advertising .......................................................       184       199
         Legal fees ........................................................       183       164
         Appreciation (depreciation) in directors' and executives'
              deferred compensation plans ..................................        67       (10)
         Other operating expense ...........................................       811       770
                                                                               -------   -------
                         Total other expenses ..............................     4,523     4,270
                                                                               -------   -------

                         Income before income tax ..........................     2,804     2,333
                         Income tax expense ................................       952       759
                                                                               -------   -------
                                         Net income ........................   $ 1,852   $ 1,574
                                                                               =======   =======

         Basic and diluted earnings per share ..............................   $  0.31   $  0.26

         See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Six Months Ended
                                  June 30, 2005
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                              Unearned
                                    Common Stock                                              Accumulated     Employee
                                --------------------   Additional                                Other         Stock
                                  Shares                Paid in    Comprehensive  Retained   Comprehensive    Ownership
                                Outstanding   Amount    Capital        Income     Earnings       Loss        Trust Shares    Total
                                ----------------------------------------------------------------------------------------------------
Balances January 1, 2005.......  6,035,110     $ 137    $ 1,592                   $ 46,267      $ (198)       $ (414)      $ 47,384

Comprehensive Income:
  Net income for the period....                                       $ 3,495        3,495                                    3,495
  Other comprehensive income
      -unrealized loss on
       securities..............                                          (355)                    (355)                        (355)
ESOT shares earned.............                               4                                                                   4
Repurchase of stock, at cost...     (3,826)                 (66)                                                                (66)
Stock options exercised........      5,000                   66                                                                  66
Cash dividend ($.26 per share)                                                      (1,560)                                  (1,560)
                                ----------------------------------------------------------------------------------------------------
Balances June 30, 2005.........  6,036,284     $ 137    $ 1,596       $ 3,140     $ 48,202      $ (553)       $ (414)      $ 48,968
                                ====================================================================================================




See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                  2005        2004
                                                                                --------    --------
Operating Activities
       Net income ...........................................................   $  3,495    $  3,227
       Adjustments to reconcile net income to net cash provided
               by operating activities:
            Provision for loan losses .......................................        660         660
            Depreciation and amortization ...................................        506         436
            Deferred income tax .............................................       (169)       (430)
            Investment securities amortization, net .........................        117         255
            Securities gain .................................................        (98)       (138)
            Origination of loans held for sale ..............................    (41,150)    (35,992)
            Proceeds from sale of loans held for sale .......................     38,726      35,229
            Gain on sale of loans held for sale .............................       (575)       (511)
            ESOT compensation ...............................................          4          14
            Net change in:
                 Trading securities .........................................        (27)        (91)
                 Interest receivable and other assets .......................     (1,173)       (842)
                 Interest payable and other liabilities .....................      1,089         919
                                                                                --------    --------
                           Net cash provided by operating activities ........      1,405       2,736
                                                                                --------    --------

Investing Activities
       Purchase of securities available for sale ............................    (32,645)    (31,147)
       Proceeds from sales of securities available for sale .................     13,397       4,548
       Proceeds from paydowns and maturities of securities available for sale     10,215       6,780
       Proceeds from paydowns and maturities of securities held to maturity .      4,985      19,057
       Purchase of FHLB stock ...............................................        (55)        (55)
       Net change in loans ..................................................    (25,477)    (28,611)
       Purchase of premises and equipment ...................................     (1,136)       (502)
                                                                                --------    --------
                           Net cash used by investing activities ............    (30,716)    (29,930)
                                                                                --------    --------

Financing Activities
       Net change in:
            Noninterest-bearing, interest-bearing demand and savings deposits     37,970     (19,522)
            Certificates of deposit .........................................      8,055      29,389
            Borrowings ......................................................    (17,786)     10,435
       Proceeds from Federal Home Loan Bank advances ........................     15,000          --
       Repayments of Federal Home Loan Bank advances ........................     (4,154)     (2,908)
       Cash dividends paid ..................................................     (1,560)     (1,569)
       Stock options exercised ..............................................         66         175
       Repurchase of common stock ...........................................        (66)     (1,146)
                                                                                --------    --------
                           Net cash provided by financing activities ........     37,525      14,854
                                                                                --------    --------
Net Change in Cash and Cash Equivalents .....................................      8,214     (12,340)
Cash and Cash Equivalents, Beginning of Period ..............................     21,396      29,708
                                                                                --------    --------
Cash and Cash Equivalents, End of Period ....................................   $ 29,610    $ 17,368
                                                                                ========    ========

Supplemental cash flow disclosures
       Interest paid ........................................................   $  5,785    $  4,067
       Income tax paid ......................................................      1,780         965

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)

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

The interim consolidated condensed financial statements at June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                                     Six months ended
                                               -----------------------------
                                               June 30, 2005   June 30, 2004
                                               -------------   -------------

Net income (in thousands) ..................    $     3,495     $     3,227
                                                ===========     ===========
Weighted average shares outstanding ........      6,036,254       6,081,004
Average unearned ESOT shares ...............        (34,451)        (40,030)
                                                -----------     -----------
Shares used to compute basic earnings
     per share .............................      6,001,803       6,040,974
Effect of dilutive securities- stock options         17,931          16,595
                                                -----------     -----------
Shares used to compute diluted earnings
     per share .............................      6,019,734       6,057,569
                                                ===========     ===========

Earnings per share, basic ..................    $      0.58     $      0.53
Earnings per share, diluted ................           0.58            0.53



                                                   Three months ended
                                               -----------------------------
                                               June 30, 2005   June 30, 2004
                                               -------------   -------------

Net income (in thousands) ..................    $     1,852     $     1,574
                                                ===========     ===========
Weighted average shares outstanding ........      6,036,284       6,068,087
Average unearned ESOT shares ...............        (33,793)        (39,698)
                                                -----------     -----------
Shares used to compute basic earnings
     per share .............................      6,002,491       6,028,389
Effect of dilutive securities- stock options         15,679          18,401
                                                -----------     -----------
Shares used to compute diluted earnings
     per share .............................      6,018,170       6,046,790
                                                ===========     ===========

Earnings per share, basic ..................    $      0.31     $      0.26
Earnings per share, diluted ................           0.31            0.26



Options to purchase 10,000 shares of common stock at $16.20 per share were outstanding at June 30, 2005, but were not included in the computation of diluted EPS for the three months ended June 30, 2005 because the options' exercise price was greater than the average market price of the common shares.


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

                                                        Six Months Ended   Six Months Ended
                                                         June 30, 2005      June 30, 2004
                                                        ----------------   ----------------
Net income, as reported ................................   $   3,495          $   3,227
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes .......................................           5                  7
                                                           ---------          ---------
Pro forma net income ...................................   $   3,490          $   3,220
                                                           =========          =========

Earnings per share:
     Basic - as reported ...............................   $    0.58          $    0.53
     Basic - pro forma .................................        0.58               0.53
     Diluted - as reported .............................        0.58               0.53
     Diluted - pro forma ...............................        0.58               0.53


                                                      Three Months Ended  Three Months Ended
                                                         June 30, 2005      June 30, 2004
                                                        ----------------   ----------------

Net income, as reported ................................   $   1,852          $   1,574
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes .......................................           2                  3
                                                           ---------          ---------
Pro forma net income ...................................   $   1,850          $   1,571
                                                           =========          =========

Earnings per share:
     Basic - as reported ...............................   $    0.31          $    0.26
     Basic - pro forma .................................        0.31               0.26
     Diluted - as reported .............................        0.31               0.26
     Diluted - pro forma ...............................        0.31               0.26


Note 4:  Reclassifications
--------------------------
Reclassifications of certain amounts in the 2004 consolidated condensed financial statements have been made to conform to the 2005 presentation.

Note 5:  Contingencies
----------------------
The Bank is a plaintiff in an action to recover amounts due on mortgage loans to a real estate developer and related entities. The borrower is in bankruptcy proceedings and has been indicted by a federal grand jury. The trustee in the borrower's bankruptcy petition has filed an action against the Bank and other defendants for damages from fraudulent transfer and preference payments, and to set aside certain mortgages granted to the Bank by the borrower. Furthermore, on February 17, 2005, the loan officer who made the loans related to the legal proceedings was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company.

The Company and Bank are from time-to-time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 6:  Recent Accounting Pronouncements
-----------------------------------------

In April 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method.

In June 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be re-titled FSP 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operation.

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

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from seventeen locations in Monroe, Jackson, Lawrence, Hamilton and Hendricks counties in Indiana. Approximately 75 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington.

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

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 24 to 26 of the December 31, 2004 Annual Report to Shareholders - Financial Review. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on page 6 of the 2004 Annual Report to Shareholders -Financial Review. There have been no changes in these critical accounting policies to date.

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

Management has used the following two non-GAAP financial measures throughout this quarterly report on Form 10-Q:

     o In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.
     o In the "Noninterest Income / Noninterest Expense" section of this document, we report noninterest income and noninterest expense without the effect of unrealized gains and losses on securities in a grantor trust ("rabbi trust") which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation

          Plans. These securities are held as trading securities, and hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend or interest income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest and dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on page 4 of the consolidated financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year noninterest income and noninterest expense can be made if the rabbi trust realized and unrealized gains and losses and offsetting appreciation (depreciation) on the deferred compensation plans are removed.

Results of Operations
---------------------

Overview
--------
Net income for the second quarter of 2005 was $1,852,000, a 17.7 percent increase from net income of $1,574,000 for the same quarter last year. Basic and diluted earnings per share for the second quarter of 2005 were $0.31, up from $0.26 per share for the second quarter of 2004.

Annualized return on average equity (ROE) for the second quarter of 2005 increased to 15.39 percent compared to 13.70 percent for second quarter of 2004. The annualized return on average assets (ROA) was 1.14 percent for the second quarter of 2005 compared to 1.05 percent for the same period of 2004.

Net income was $3,495,000 and $3,227,000 for the six months ended June 30, 2005 and 2004, respectively, an increase of $268,000 or 8.3 percent. Diluted earnings per share for the six months ended June 30, 2005 were $0.58 compared to $0.53 for the same period in 2004

Annualized return on average equity (ROE) for the six months ended June 30, 2005 increased to 14.56 percent compared to 14.09 percent for same period of 2004. The annualized return on average assets (ROA) was 1.09 percent for the six months ended June 30, 2005 unchanged from the same period in 2004.

Growth in noninterest income and loans, improved asset quality and modest growth in noninterest expense contributed to the growth in net income in 2005. Progress continues to be made towards improving asset quality as indicated by several measures of credit quality. At June 30, 2005, non-performing assets and 90-day past due loans totaled $3,902,000 (0.58 percent of total assets) compared to $4,053,000 (0.64 percent) at December 31, 2004 and $5,412,000 (0.89 percent of total assets) at June 30, 2004, a 27.9 percent year-over-year reduction. The Company also realized a significant improvement in its net loan charge-offs. Net charge-offs for the six months ended of June 30, 2005 were $246,000 compared to $421,000 for the same period of 2004.

The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.98 percent at June 30, 2005, down from 1.14 percent at June 30, 2004.

The Company also opened a loan production office in Carmel, Indiana, at the beginning of the second quarter, marking the Company's entry into the rapidly-growing Hamilton County/northern Indianapolis market. The Company broke ground on a new full-service banking center in Brownsburg, Indiana on July 8, 2005 and plans to break ground on a second banking center in Plainfield, Indiana later in 2005.

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

                                                                             Average Balance Sheets and Interest Rates
                                                             -----------------------------------------------------------------------
                                                                Six Months Ended June 30, 2005      Six Months Ended June 30, 2004
                                                             -----------------------------------  ----------------------------------
                                                              Average               Average Rate  Average               Average Rate
                              ASSETS                          Balance     Interest  (annualized)  Balance     Interest  (annualized)
                                                              -------     --------  ------------  -------     --------  ------------
Interest earning assets
     Securities
          Taxable .........................................  $  94,347   $   1,716     3.67%     $  87,270   $   1,600     3.69%
          Tax-exempt (1) ..................................     15,458         360     4.70%        18,649         528     5.70%
                                                             ---------   ---------               ---------   ---------
               Total securities ...........................    109,805       2,076     3.81%       105,919       2,128     4.04%

     Loans (2) ............................................    486,837      14,310     5.93%       439,476      12,079     5.53%
     FHLB Stock ...........................................      2,472          53     4.32%         2,367          55     4.67%
     Federal funds sold ...................................        819          11     2.71%           968           5     1.04%
     Interest-earning deposits ............................      1,476          33     4.55%         4,551          40     1.77%
                                                             ---------   ---------               ---------   ---------
                 Total interest earning assets ............    601,409      16,483     5.53%       553,281      14,308     5.20%
                                                             ---------   ---------               ---------   ---------

Noninterest earning assets
     Allowance for loan losses ............................     (5,435)                             (5,104)
     Premises and equipment & other assets ................     29,761                              28,735
     Cash and due from banks ..............................     18,771                              18,131
                                                             ---------                           ---------
               Total assets ...............................  $ 644,506                           $ 595,043
                                                             =========                           =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities
     Total interest-bearing deposits ......................    432,767       4,655     2.17%       378,607       3,006     1.60%
     Borrowed funds .......................................     81,359       1,317     3.26%        91,274       1,107     2.44%
                                                             ---------   ---------               ---------   ---------
          Total interest-bearing liabilities ..............    514,126       5,972     2.34%       469,881       4,113     1.76%
                                                             ---------   ---------               ---------   ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................     75,656                              72,812
     Other liabilities ....................................      6,599                               6,278
     Shareholders' equity .................................     48,125                              46,072
                                                             ---------                           ---------
                 Total liabilities and shareholders' equity  $ 644,506                           $ 595,043
                                                             =========                           =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin .......................                 10,511     3.19%                    10,195     3.44%
     T/E net interest margin as a percent of
          total average earning assets ....................                            3.51%                               3.71%
Tax equivalent adjustment (1) .............................                    309                                 324
                                                                         ---------                           ---------

      Net interest income .................................              $  10,202                           $   9,871
                                                                         =========                           =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                             Average Balance Sheets and Interest Rates
                                                             -----------------------------------------------------------------------
                                                               Three Months Ended June 30, 2005    Three Months Ended June 30, 2004
                                                             -----------------------------------  ----------------------------------
                                                              Average               Average Rate  Average               Average Rate
                              ASSETS                          Balance     Interest  (annualized)  Balance     Interest  (annualized)
                                                              -------     --------  ------------  -------     --------  ------------
Interest earning assets
     Securities
          Taxable .........................................   $  95,562  $     894     3.75%     $  89,912   $     782     3.50%
          Tax-exempt (1) ..................................      15,341        172     4.49%        17,880         242     5.45%
                                                             ---------   ---------               ---------   ---------
               Total securities ...........................     110,903      1,065     3.85%       107,792       1,024     3.82%

     Loans (2) ............................................     492,298      7,425     6.05%       447,285       6,162     5.54%
     FHLB Stock ...........................................       2,485         26     4.20%         2,381          23     3.89%
     Federal funds sold ...................................         686          5     2.92%         1,125           3     1.07%
     Interest-earning deposits ............................       1,102         17     6.31%         3,184          22     2.74%
                                                             ---------   ---------               ---------   ---------
                 Total interest earning assets ............     607,474      8,539     5.64%       561,767       7,234     5.18%
                                                             ---------   ---------               ---------   ---------

Noninterest earning assets
    Allowance for loan losses .............................     (5,535)                             (5,150)
     Premises and equipment & other assets ................     30,573                              29,006
     Cash and due from banks ..............................     19,772                              18,433
                                                             ---------                           ---------
               Total assets ...............................  $ 652,284                           $ 604,056
                                                             =========                           =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities
     Total interest-bearing deposits ......................  $ 440,137       2,531     2.31%     $ 384,387       1,536     1.61%
     Borrowed funds .......................................     79,208         679     3.44%        90,256         546     2.43%
                                                             ---------   ---------               ---------   ---------
          Total interest-bearing liabilities ..............    519,345       3,210     2.48%       474,643       2,082     1.76%
                                                             ---------   ---------               ---------   ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................     77,524                              76,190
     Other liabilities ....................................      7,135                               7,012
     Shareholders' equity .................................     48,280                              46,211
                                                             ---------                           ---------
                 Total liabilities and shareholders' equity  $ 652,284                           $ 604,056
                                                             =========                           =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin .......................              $   5,329     3.16%                 $   5,152     3.42%
     T/E net interest margin as a percent of
          total average earning assets ....................                            3.52%                               3.69%
Tax equivalent adjustment (1) .............................                    153                                 153
                                                                         ---------                           ---------

                Net interest income .......................              $   5,176                           $   4,999
                                                                         =========                           =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. For the six months ended June 30, 2005, the tax-equivalent net interest margin as a percent of average earning assets was 3.51 percent, a decrease from 3.71 percent for the same period last year. Average loan yields for the first six months of 2005 increased by 40 basis points (0.40 percent) over the same period in 2004 and deposit yields increased 57 basis points. Average tax-equivalent securities yields for the first six months of 2005 declined by 23 basis points over the same period in 2004, and borrowed funds yields increased 82 basis points. Tax-equivalent net interest income was $10,202,000 for the six months ended June 30, 2005 compared to $9,871,000 for the same period in 2004, an increase of 3.4 percent.

The tax-equivalent net interest margin as a percent of average earning assets was 3.52 percent for the quarter ended June 30, 2005, down from 3.69 percent for the same quarter last year. Average second quarter 2005 loan yields increased by 51 basis points over second quarter 2004 yields and deposit yields increased 70 basis points in the same time period. Average second quarter 2005 tax-equivalent securities yields increased by 3 basis points over the second quarter of 2004, and borrowed funds yields increased 101 basis points. Tax-equivalent net interest income was $5,176,000 for the three months ended June 30, 2005 compared to $4,999,000 for the same period in 2004, an increase of 3.5 percent. Net interest income increased, despite the decrease in the margin, due to strong loan growth and improving yields in the investment portfolio.

During the first six months and the second quarter of 2005, deposit yields increased more than loan yields because the Company is liability sensitive (i.e. deposits reprice more quickly than loans). During the second quarter of 2005, securities yields began to increase because maturing bonds are being replaced by higher yielding bonds. As a result, the average tax-equivalent yield of maturing investments can be equaled or exceeded when the funds are reinvested. Also, the bond portfolio has always had a very short average life and management is in the process of restructuring the portfolio towards a longer average life.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income was $2,481,000 for the three months ended June 30, 2005 compared to $1,934,000 for the same period in 2004, an increase of $547,000. Omitting the net realized and unrealized gains on rabbi trust securities in the amount of $51,000 in the second quarter of 2005 and losses in the amount of $22,000 in the second quarter of 2004, other income increased $474,000 or 24.2 percent during the second quarter of 2005 compared to the second quarter of 2004.

Significant changes in noninterest income occurred primarily in the following areas:

     o Service charges on deposit accounts were $932,000 during the second quarter of 2005 compared to $761,000 in the second quarter of 2004, an increase of $171,000. Growth primarily occurred in fees associated with overdrawn accounts (NSF fees).
     o Second quarter 2004 other operating income included a loss of $81,000 on other real estate owned (OREO). No losses on OREO properties were recognized during the second quarter of 2005.
     o Commissions on platform annuity and mutual fund sales and full-service brokerage activity were $287,000 in the second quarter of 2005 compared to $238,000 for the same period in 2004, and increase of $49,000 or 20.6 percent.
     o Trust fee income totaled $386,000 for the second quarter of 2005 compared to $342,000 for the second quarter of 2004, an increase of $44,000 or 12.9 percent. Assets under management by the Company's Wealth Management Group grew from $203,824,000 at June 30, 2004 to $233,688,000 at June 30, 2005, an increase of 12.8 percent.

Total noninterest income was $4,514,000 for the first six months of 2005 compared to $3,985,000 for the same period in 2004, an increase of $529,000. Omitting the net realized and unrealized gains on rabbi trust securities in the amount of $6,000 in the first six months of 2005 and gains in the amount of $38,000 in the first six months of 2004, other income increased $561,000 or 14.2 percent during the second quarter of 2005 compared to the second quarter of 2004.

Significant changes in noninterest income occurred primarily in the following areas:

     o Service charges on deposit accounts were $1,687,000 during the first six months of 2005 compared to $1,468,000 in the same period of 2004, an increase of $219,000. Growth primarily occurred in fees associated with overdrawn accounts (NSF fees).
     o Trust fee income totaled $762,000 for the first six months of 2005 compared to $677,000 for the same period of 2004, an increase of $85,000 or 12.6 percent.
     o Debit card interchange income totaled $308,000 for the six months ended June 30, 2005 compared to $232,000 for the same period in 2004, an increase of $76,000 or 32.8 percent, due to an increase in debit card use and an increase in the interchange fee structure.
     o Gains on the sale of real estate loans in the secondary market were $575,000 for the first six months of 2005 compared to $510,000 for the same period of 2004, an increase of $65,000 or 12.8 percent.

For the quarter ended June 30, 2005, total noninterest expense was $4,523,000 compared to $4,270,000 for the same period in 2004. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $67,000 in the second quarter of 2005 (which equals the sum of the interest and dividends earned on the rabbi trust and the realized and unrealized gains or losses on the securities in the trust) and depreciation of $10,000 during the second quarter of 2004, noninterest expense increased $176,000 or 4.1 percent. No significant changes occurred in noninterest expense accounts during the second quarter of 2005.

For the six months ended June 30, 2005, total noninterest expense was $8,791,000 compared to $8,449,000 for the same period in 2004. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $34,000 in the first six months of 2005 and appreciation of $64,000 during the same period of 2004, noninterest expense increased $372,000 or 4.4 percent.

Significant changes in noninterest expense occurred primarily because legal fees increased $72,000 or 24.7 percent due to an increase in legal fees associated with legal actions related to loans made to a certain real estate developer who filed bankruptcy in 2002.

Occupancy expense and salaries and employee benefit expense experienced modest increases in the second quarter and first six months of 2005 compared to the same periods in 2004. Occupancy expense increased by $25,000 or 4.1 percent during the second quarter of 2005 and increased $43,000 or 3.5 percent for the six months ended June 30, 2005. Salaries and employee benefit expense increased by $106,000 or 4.2 percent during the second quarter of 2005 and $132,000 or 2.6 percent for the six months ended June 30, 2005. Growth in these expenses during the second quarter increased due to the opening of a new loan production office in Hendricks County, north of Indianapolis.

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

The Company's effective tax rate was 33.6 percent for the six months ended June 30, 2005 compared to 32.0 percent for the same period in 2004. The tax rate increased primarily because municipal bond (tax-exempt) income represented a lower percentage of total income in the first six months of 2005.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at June 30, 2005 were $675,728,000 an increase of
6.6 percent or $41,758,000 compared to $633,970,000 at December 31, 2004. Loans (including loans held for sale) grew to $505,315,000 at June 30, 2005 compared to $477,085,000 at December 31, 2004, an increase of 5.9 percent. The Company's

Central Indiana operations provided 47.3 percent of the year-to-date loan growth, with the remainder occurring in the Company's core market of Monroe County and the surrounding counties. Growth primarily occurred in construction and commercial real estate loans. Deposits increased to $529,559,000 at June 30, 2005 compared to $483,534,000 at December 31, 2004, an increase of 9.5 percent. The increase in deposits resulted primarily from an increase in interest-bearing demand deposit accounts of $14,082,000 and an increase in noninterest-bearing demand deposits of $25,221,000. Cash and cash equivalents increased by $8,214,000 at June 30, 2005 compared to December 31, 2004, primarily due to a large outgoing cash letter on June 30th. Borrowings declined to $90,438,000 at June 30, 2005 compared to $97,378,000 at December 31, 2004, a 7.1 percent decrease. The decline in borrowings was primarily due to a decline in federal funds purchased of $10,950,000 and repurchase agreements of $7,507,000. Federal Home Loan Bank advances increased by $10,845,000.

Capital
-------
Shareholders' equity increased $1,584,000 at June 30, 2005 compared to December 31, 2004. This increase was a result of year-to-date net income of $3,495,000, dividends paid of $1,560,000, other comprehensive income, consisting solely of the change (decrease) in net unrecognized gains in the Company's available-for-sale securities portfolio of $355,000, treasury stock purchased of $66,000, options issued of $66,000 (exercise price) and ESOP shares earned of $4,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2005 and December 31, 2004, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2005 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                         Required for Adequate       To Be Well
                                                          Actual              Capital(1)           Capitalized(1)
                                                   ---------------------------------------------------------------
                                                    Amount      Ratio      Amount      Ratio     Amount      Ratio
                                                   ---------------------------------------------------------------
     As of June 30, 2005
     Total capital(1)(to risk-weighted assets)
          Consolidated                              $55,129     11.15%     $39,555      8.0%         N/A      N/A
          Bank                                       55,018     11.20       39,309      8.0      $49,137     10.0%
     Tier I capital(1)(to risk-weighted assets)
          Consolidated                               49,521     10.02       19,777      4.0          N/A      N/A
          Bank                                       49,410     10.06       19,655      4.0       29,482      6.0
     Tier I capital(1)(to average assets)
          Consolidated                               49,521      7.59       26,091      4.0          N/A      N/A
          Bank                                       49,410      7.61       25,973      4.0       32,466      5.0

     As of December 31, 2004
     -----------------------
     Total capital(1)(to risk-weighted assets)
          Consolidated                              $52,776     11.46%     $36,852      8.0%         N/A      N/A
          Bank                                       52,565     11.49       36,606      8.0      $45,758     10.0%
     Tier I capital(1)(to risk-weighted assets)
          Consolidated                               47,582     10.33       18,426      4.0          N/A      N/A
          Bank                                       47,371     10.35       18,303      4.0       27,455      6.0
     Tier I capital(1)(to average assets)
          Consolidated                               47,582      7.58       25,107      4.0          N/A      N/A
          Bank                                       47,371      7.59       24,969      4.0       31,211      5.0
     (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
One of management's top priorities has been improving credit quality. Management is pleased by the progress made in terms of credit quality over the past year.

The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of June 30, 2005, the Bank had $7,769,000 of loans internally classified compared to $9,505,000 at December 31, 2004, an 18.3 percent reduction. Loans internally classified have also decreased compared to June 30, 2004, when the Bank had $10,702,000 of loans internally classified. The allowance for loan losses was $5,608,000, or 1.12 percent of portfolio loans (excluding loans held for sale) at June 30, 2005 compared to $5,194,000 or 1.09 percent, of portfolio loans at December 31, 2004. A portion of classified loans are nonaccrual loans. The Bank had nonperforming loans (nonaccrual loans, restructured loans and ninety days past due loans still accruing) totaling $3,257,000, or 0.64 percent of total loans at June 30, 2005 compared to $3,674,000 or 0.77 percent of total loans at December 31, 2004. June 30, 2005 nonperforming loans significantly decreased compared to June 30, 2004, when nonperforming loans were $5,304,000, or 1.17 percent of total loans.

During the first six months of 2005, the Bank had net loan charge-offs totaling $246,000 compared to $421,000 charged off for the same period in 2004. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.98 percent at June 30, 2005, down from 1.14 percent at June 30 2004.

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

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the

Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB) and by the ability to raise brokered CDs. FHLB advances were $48,875,000 at June 30, 2005 compared to $38,029,000 at December 31, 2004. At June 30, 2005, the Company had excess borrowing capacity at the FHLB of $6,101,000 as limited by the Company's board resolution in effect at that date. If the Company's borrowing capacity were not limited by the board resolution, the Company would have excess borrowing capacity of $34,802,000 based on collateral. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and minimize interest rate risk.


At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders. The main source of funding for the holding company is dividends from its subsidiary (the Bank). During the six months ended June 30, 2005, the Bank declared dividends to the holding company of $1,490,000. As of July 1, 2005, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $6,061,000, versus $4,024,000 at January 1, 2005. As discussed in Note 10 to the Consolidated Financial Statements (page 32 of the 2004 Annual Report to Shareholders-Financial Review) and Item 1 of the December 31, 2004 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the six months ended June 30, 2005, $1,405,000 of cash was provided by operating activities, compared to $2,736,000 during the same period in 2004. The decrease in this area was primarily a result of more mortgages originated to be sold in the secondary market in 2005. During the first six months of 2005, $30,716,000 was used for investing activities, compared to $29,930,000 in the same period of 2004. In the first six months of 2005, $37,525,000 of cash was provided by financing activities, primarily from growth in noninterest-bearing demand and savings deposits and FHLB advances, compared to $14,854,000 provided by financing activities during the same period in 2004 with growth occurring primarily in certificates of deposit and borrowings, which was partially offset by a decline in noninterest bearing, interest-bearing demand and savings accounts. Overall, net cash and cash equivalents increased $8,214,000 during the six months ended June 30, 2005 compared to a decrease of $12,340,000 in the same period of 2004.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

Market risk of the Company encompasses exposure to both liquidity risk and interest rate risk and is reviewed on an ongoing basis by management and quarterly by the Asset/Liability Committee ("ALCO") and the Board of Directors. Liquidity was addressed as part of the discussion entitled "Liquidity." The Company's interest sensitivity position at June 30, 2005 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's June 30, 2005 balance sheet under various rate shocks:

                         Projected Net Interest
                            Income Over the      $ Change in   % Change in
Change in Interest Rate   Next Twelve Months     Net Interest  Net Interest
   (Basis Points)           (in thousands)         Income         Income
---------------------------------------------------------------------------

       +300                    $21,690             $  (818)        (3.6) %
       +200                     21,997                (511)        (2.3)
       +100                     22,288                (220)        (1.0)
          0                     22,508                   0           --
       -100                     22,535                  27          0.1
       -200                     22,388                (120)        (0.5)


The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2004 balance sheet under various rate shocks:


                         Projected Net Interest
                            Income Over the      $ Change in   % Change in
Change in Interest Rate   Next Twelve Months     Net Interest  Net Interest
   (Basis Points)           (in thousands)         Income         Income
---------------------------------------------------------------------------

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

The June 30, 2005 table above indicates that the Bank's projected net interest income for the next twelve months would decline by 3.6 percent in the event of a sudden and sustained 300 basis point increase in interest rates and increase by
0.1 percent in the event of an immediate 100 basis point decrease in interest rates. The forecasts from both time periods indicate that the interest rate sensitivities of Bank's assets and liabilities are relatively well matched over the rate shock ranges between a drop of 100 basis points and an increase of 300 basis points. The forecasted changes in net interest income calculated as of June 30, 2005, are within the approved guidelines established by the Board of Directors.

However, the results do reflect that the Company has become somewhat more liability sensitive over the six-month period. The increased liability sensitivity, combined with the higher level of short term rates, contributes to a situation where the Company's net interest income would increase in the event of a modest rate decline (liabilities would reprice downward more quickly than the Company's assets) and shrink modestly if rates were to move upward (liabilities would reprice upward more quickly than the Company's assets).

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


Item 4.  Controls and Procedures.
------   -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2005 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

Item 1.   Legal Proceedings.
-------   ------------------
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

          The Bank is a plaintiff in an action to recover amounts due on mortgage loans to a real estate developer and related entities. The borrower is in bankruptcy proceedings and has recently been indicted by a federal grand jury. The trustee in the borrower's bankruptcy petition has filed an action against the Bank and other defendants for damages from fraudulent transfer and preference payments, and to set aside certain mortgages granted to the Bank by the borrower (Case No. 02-21300-JKC-11, United States Bankruptcy Court Southern District of Indiana, Indianapolis Division, Plaintiff: Robert W. Leasure, Jr., Trustee of Royal Haven Builders, Inc. and Eric H. Tauer). Furthermore, on February 17, 2005, the loan officer who made the loans related to the legal proceedings was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
-------   ------------------------------------------------------------
          Not applicable.

Item 3.   Defaults upon Senior Securities.
-------   --------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          (a) On April 28, 2005, the Corporation held its annual meeting of shareholders.

          (b) At the annual meeting, the following individuals were elected to a three-year term expiring in 2008: Mark D. Bradford, James D. Bremner, Steven R. Crider and Paul W. Mobley.

               The following individual's terms as directors continued after the meeting: Bradford J. Bomba, Jr. M.D., Timothy D. Ellis, Joyce Claflin Harrell, Harry F. McNaught, Jr. and Charles R. Royal, Jr.

          (c) At the annual meeting, the first item was the election of four directors. The vote tabulation for the election of Mark D. Bradford was 5,058,668 "for" and 63,443 withheld; the vote tabulation for James D. Bremner was 5,106,867 "for" and 15,244 withheld; the vote tabulation for Steven R. Crider was 5,101,033 for and 21,078 withheld, and the vote tabulation for Paul W. Mobley was 4,984,314 "for" and 137,796 withheld.

               The second item was the ratification of BKD, LLP, Certified Public Accountants, as the Corporation's independent auditors for fiscal year ending December 31, 2005. This matter was approved by a vote of 5,103,718 shares "for", 2,861 shares against, and 14,932 shares abstained.

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

10(xi) Schedule of Directors Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed March 24, 2005.

10(xii) Schedule of Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 10-K filed March 15, 2005.

10(xiii) Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is filed by reference to registrant's Form 10-Q filed May 9, 2005.

31(i) Rule 13a-14(a) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer.

31(ii) Rule 13a-14(a) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer.

32(i)     Section 1350 Certification of Principal Executive Officer.

32(ii)    Section 1350 Certification of Principal Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MONROE BANCORP

     Date: August 8, 2005             By: /s/ Mark D. Bradford
           --------------                 ---------------------------------
                                          Mark D. Bradford, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

     Date: August 8, 2005             By: /s/ Gordon M. Dyott
           --------------                 ---------------------------------
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

10(xi) Schedule of Directors' Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed March 24, 2005.

10(xii) Schedule of Executive Officers Compensation Arrangements is incorporated by reference to registrant's form 10-K filed March 15, 2005.

10(xiii) Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to registrant's form 10-Q filed May 9, 2005.

31(i) Rule 13a-14(a) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer.

31(ii) Rule 13a-14(a) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer.

32(i)          Section 1350 Certification of Principal Executive Officer.

32(ii)         Section 1350 Certification of Principal Financial Officer.