Form 10-Q
period 2005-09-30
MONROE BANCORP
filed 2005-11-08
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]           No [X]

Outstanding Shares of Common Stock on October 31, 2005:  6,036,284

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

                  Consolidated Condensed Statements of Income - Three Months...5

                  Consolidated Condensed Statement of Shareholders' Equity.....6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........8

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................11

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....21

    Item 4.    Controls and Procedures........................................23

Part II.  Other Information:

    Item 1.    Legal Proceedings..............................................24

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....24

    Item 3.    Defaults Upon Senior Securities................................24

    Item 4.    Submission of Matters to a Vote of Security Holders............24

    Item 5.    Other Information..............................................24

    Item 6.  Exhibits.........................................................24

Signatures....................................................................26

Exhibit Index.................................................................27

Part I. Financial Information

Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                     September 30, December 31,
                                                                          2005         2004
                                                                      (Unaudited)
                                                                       ---------    ---------
Assets
          Cash and due from banks ..................................   $  24,371    $  20,961
          Interest-earning deposits ................................         407          435
                                                                       ---------    ---------
                Total cash and cash equivalents ....................      24,778       21,396
          Trading securities, at fair value ........................       3,330        3,223
          Investment securities:
               Available for sale ..................................     105,228       95,997
               Held to maturity ....................................       5,114       10,492
                                                                       ---------    ---------
                    Total investment securities ....................     110,342      106,489

          Loans ....................................................     508,421      474,345
          Allowance for loan losses ................................      (5,523)      (5,194)
                                                                       ---------    ---------
               Net loans ...........................................     502,898      469,151
          Loans held for sale ......................................       3,331        2,740
          Premises and equipment ...................................      12,468       11,575
          Federal Home Loan Bank of Indianapolis stock, at cost ....       2,545        2,439
          Other assets .............................................      18,876       16,957
                                                                       ---------    ---------
                          Total assets .............................   $ 678,568    $ 633,970
                                                                       =========    =========

Liabilities
          Deposits:
               Noninterest-bearing .................................   $  92,258    $  71,142
               Interest-bearing ....................................     447,565      412,392
                                                                       ---------    ---------
                    Total deposits .................................     539,823      483,534

          Borrowings ...............................................      82,371       97,378
          Other liabilities ........................................       6,535        5,674
                                                                       ---------    ---------
                          Total liabilities ........................     628,729      586,586

Commitments and Contingent Liabilities

Shareholders' Equity
          Common stock, no-par value
              Authorized, 18,000,000 shares
              Issued and outstanding - 6,036,284 and 6,035,110
                    shares, respectively ...........................         137          137
          Additional paid-in capital ...............................       1,602        1,592
          Retained earnings ........................................      49,330       46,267
          Accumulated other comprehensive loss .....................        (819)        (198)
          Unearned ESOT shares .....................................        (411)        (414)
                                                                       ---------    ---------
                          Total shareholders' equity ...............      49,839       47,384
                                                                       ---------    ---------
                          Total liabilities and shareholders' equity   $ 678,568    $ 633,970
                                                                       =========    =========

          See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                  2005      2004
                                                                                -------   -------
Interest Income
          Loans, including fees .............................................   $22,366   $18,399
          Trading securities ................................................        50        48
          Investment securities
               Taxable ......................................................     2,415     2,262
               Tax exempt ...................................................       347       453
          Federal funds sold ................................................        17         5
          Other interest income .............................................        25        27
                                                                                -------   -------
                          Total interest income .............................    25,220    21,194
                                                                                -------   -------

Interest Expense
          Deposits ..........................................................     7,479     4,633
          Short-term borrowings .............................................       892       320
          Other borrowings ..................................................     1,317     1,416
                                                                                -------   -------
                          Total interest expense ............................     9,688     6,369
                                                                                -------   -------
                          Net interest income ...............................    15,532    14,825
          Provision for loan losses .........................................       900       990
                                                                                -------   -------
                          Net interest income after provision for loan losses    14,632    13,835
                                                                                -------   -------

Noninterest Income
          Fiduciary activities ..............................................     1,158     1,034
          Service charges on deposit accounts ...............................     2,601     2,206
          Commission income .................................................       752       703
          Securities gains ..................................................        94       212
          Unrealized gains on trading securities ............................        71        48
          Net gains on loans sales ..........................................     1,021       781
          Debit card interchange fees .......................................       473       361
          Other operating income ............................................       873       725
                                                                                -------   -------
                          Total other income ................................     7,043     6,070
                                                                                -------   -------

Noninterest Expenses
          Salaries and employee benefits ....................................     8,100     7,618
          Net occupancy and equipment expense ...............................     1,943     1,847
          Advertising .......................................................       479       489
          Legal fees ........................................................       470       396
          Appreciation in directors' and executives'
               deferred compensation plans ..................................       126        64
          Other operating expense ...........................................     2,390     2,157
                                                                                -------   -------
                          Total other expenses ..............................    13,508    12,571
                                                                                -------   -------

                          Income before income tax ..........................     8,167     7,334
                          Income tax expense ................................     2,764     2,357
                                                                                -------   -------
                                           Net income .......................   $ 5,403   $ 4,977
                                                                                =======   =======

          Basic and diluted earnings per share ..............................   $  0.82   $  0.75

          See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                                 2005       2004
                                                                                -------    -------
Interest Income
          Loans, including fees .............................................   $ 8,058    $ 6,322
          Trading securities ................................................        18         15
          Investment securities
               Taxable ......................................................       828        733
               Tax exempt ...................................................       131        137
          Federal funds sold ................................................         6          -
          Other interest income .............................................         5          3
                                                                                -------    -------
                          Total interest income .............................     9,046      7,210
                                                                                -------    -------

Interest Expense
          Deposits ..........................................................     2,824      1,627
          Short-term borrowings .............................................       373        175
          Other borrowings ..................................................       519        454
                                                                                -------    -------
                          Total interest expense ............................     3,716      2,256
                                                                                -------    -------
                          Net interest income ...............................     5,330      4,954
          Provision for loan losses .........................................       240        330
                                                                                -------    -------
                          Net interest income after provision for loan losses     5,090      4,624
                                                                                -------    -------

Noninterest Income
          Fiduciary activities ..............................................       396        357
          Service charges on deposit accounts ...............................       914        738
          Commission income .................................................       241        237
          Securities gains  (losses) ........................................        (5)        96
          Unrealized gains (losses) on trading securities ...................        66        (12)
          Net gains on loans sales ..........................................       445        271
          Debit card interchange fees .......................................       165        129
          Other operating income ............................................       306        268
                                                                                -------    -------
                          Total other income ................................     2,528      2,084
                                                                                -------    -------

Noninterest Expenses
          Salaries and employee benefits ....................................     2,880      2,530
          Net occupancy and equipment expense ...............................       661        607
          Advertising .......................................................       176        142
          Legal fees ........................................................       107        105
          Appreciation in directors' and executives'
               deferred compensation plans ..................................        91          -
          Other operating expense ...........................................       801        738
                                                                                -------    -------
                          Total other expenses ..............................     4,716      4,122
                                                                                -------    -------

                          Income before income tax ..........................     2,902      2,586
                          Income tax expense ................................       994        836
                                                                                -------    -------
                                           Net income .......................   $ 1,908    $ 1,750
                                                                                =======    =======

          Basic earnings per share ..........................................   $  0.29    $  0.27
          Diluted earnings per share ........................................      0.29    $  0.26

          See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Nine Months Ended
                               September 30, 2005
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                               Unearned
                                         Common Stock                                           Accumulated    Employee
                                     -------------------  Additional                               Other         Stock
                                       Shares              Paid in    Comprehensive  Retained  Comprehensive   Ownership
                                     Outstanding  Amount   Capital        Income     Earnings      Loss       Trust Shares   Total
                                     ----------------------------------------------------------------------------------------------
Balances January 1, 2005............. 6,035,110    $ 137   $ 1,592                   $ 46,267     $ (198)       $ (414)    $ 47,384

Comprehensive Income:
  Net income for the period..........                                    $ 5,403        5,403                                 5,403
  Other comprehensive income
      -unrealized loss on securities.                                       (621)                   (621)                      (621)
ESOT shares earned...................                           10                                                   3           13
Repurchase of stock, at cost.........    (3,826)               (66)                                                             (66)
Stock options exercised..............     5,000                 66                                                               66
Cash dividend ($.35 per share).......                                                  (2,340)                               (2,340)
                                      ---------------------------------------------------------------------------------------------
Balances September 30, 2005.......... 6,036,284    $ 137   $ 1,602       $ 4,782     $ 49,330     $ (819)       $ (411)    $ 49,839
                                      =============================================================================================
See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                    2005        2004
                                                                                  --------    --------
Operating Activities
         Net income ...........................................................   $  5,403    $  4,977
         Adjustments to reconcile net income to net cash provided
                 by operating activities:
              Provision for loan losses .......................................        900         990
              Depreciation and amortization ...................................        758         681
              Deferred income tax .............................................       (268)       (160)
              Investment securities amortization, net .........................        170         361
              Securities gain .................................................        (82)       (234)
              Origination of loans held for sale ..............................    (68,753)    (53,448)
              Proceeds from sale of loans held for sale .......................     69,183      52,688
              Gain on sale of loans held for sale .............................     (1,021)       (781)
              ESOT compensation ...............................................         13          25
              Net change in:
                   Trading securities .........................................       (107)        (91)
                   Interest receivable and other assets .......................     (1,328)       (852)
                   Interest payable and other liabilities .....................        861       2,570
                                                                                  --------    --------
                             Net cash provided by operating activities ........      5,729       6,726
                                                                                  --------    --------

Investing Activities
         Purchase of securities available for sale ............................    (40,036)    (48,293)
         Proceeds from sales of securities available for sale .................     14,354       8,452
         Proceeds from paydowns and maturities of securities available for sale     15,457      11,846
         Proceeds from paydowns and maturities of securities held to maturity .      5,340      25,033
         Purchase of FHLB stock ...............................................       (106)        (82)
         Net change in loans ..................................................    (34,647)    (32,458)
         Purchase of premises and equipment ...................................     (1,651)       (628)
                                                                                  --------    --------
                             Net cash used by investing activities ............    (41,289)    (36,130)
                                                                                  --------    --------

Financing Activities
         Net change in:
              Noninterest-bearing, interest-bearing demand and savings deposits     31,000          99
              Certificates of deposit .........................................     25,289      27,241
              Borrowings ......................................................    (13,811)      4,944
         Proceeds from Federal Home Loan Bank advances ........................     18,000           -
         Repayments of Federal Home Loan Bank advances ........................    (19,196)     (4,947)
         Cash dividends paid ..................................................     (2,340)     (2,347)
         Stock options exercised ..............................................         66         175
         Repurchase of common stock ...........................................        (66)     (1,232)
                                                                                  --------    --------
                             Net cash provided by financing activities ........     38,942      23,933
                                                                                  --------    --------
Net Change in Cash and Cash Equivalents .......................................      3,382      (5,471)
Cash and Cash Equivalents, Beginning of Period ................................     21,396      29,708
                                                                                  --------    --------
Cash and Cash Equivalents, End of Period ......................................   $ 24,778    $ 24,237
                                                                                  ========    ========

Supplemental cash flow disclosures
         Interest paid ........................................................   $  9,463    $  6,266
         Income tax paid ......................................................      2,945       1,760

            See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

The interim consolidated condensed financial statements at September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                              Nine months ended September 30,
                                          --------------------------------------
                                                   2005           2004
                                               -----------    -----------
Net income (in thousands) ..................   $     5,403    $     4,977
                                               ===========    ===========
Weighted average shares outstanding ........     6,639,888      6,672,819
Average unearned ESOT shares ...............       (37,170)       (43,184)
                                               -----------    -----------
Shares used to compute basic earnings
     per share .............................     6,602,718      6,629,635
Effect of dilutive securities- stock options        19,787         18,588
                                               -----------    -----------
Shares used to compute diluted earnings
     per share .............................     6,622,505      6,648,223
                                               ===========    ===========

Earnings per share, basic ..................   $      0.82    $      0.75
Earnings per share, diluted ................          0.82           0.75


                                             Three months ended September 30,
                                          --------------------------------------
                                                   2005           2004
                                               -----------    -----------
Net income (in thousands) ..................   $     1,908    $     1,750
                                               ===========    ===========
Weighted average shares outstanding ........     6,639,912      6,640,247
Average unearned ESOT shares ...............       (35,725)       (41,494)
                                               -----------    -----------
Shares used to compute basic earnings
     per share .............................     6,604,187      6,598,753
Effect of dilutive securities- stock options        19,906         19,344
                                               -----------    -----------
Shares used to compute diluted earnings
     per share .............................     6,624,093      6,618,097
                                               ===========    ===========

Earnings per share, basic ..................   $      0.29    $      0.27
Earnings per share, diluted ................          0.29           0.26


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

                                                             Nine Months Ended   Nine Months Ended
                                                             September 30, 2005  September 30, 2004
                                                             ------------------  ------------------
Net income, as reported ................................         $   5,403          $   4,977
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes .......................................                 2                 10
                                                                 ---------          ---------
Pro forma net income ...................................         $   5,401          $   4,967
                                                                 =========          =========

Earnings per share:
     Basic - as reported ...............................         $    0.82          $    0.75
     Basic - pro forma .................................              0.82               0.75
     Diluted - as reported .............................              0.82               0.75
     Diluted - pro forma ...............................              0.82               0.75


                                                             Three Months Ended  Three Months Ended
                                                             September 30, 2005  September 30, 2004
                                                             ------------------  ------------------

Net income, as reported ................................         $   1,908          $   1,750
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes .......................................                (2)                 3
                                                                 ---------          ---------
Pro forma net income ...................................         $   1,910          $   1,747
                                                                 =========          =========

Earnings per share:
     Basic - as reported ...............................         $    0.29          $    0.27
     Basic - pro forma .................................              0.29               0.26
     Diluted - as reported .............................              0.29               0.26
     Diluted - pro forma ...............................              0.29               0.26


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

Note 6:  Recent Accounting Pronouncements
-----------------------------------------
In April 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after September 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method.

In September 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be re-titled FSP 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operation.

Note 7:  Subsequent Events
--------------------------
On October 20, 2005, the Company announced the authorization of a 10 percent stock dividend payable to shareholders of record as of November 7, 2005. Accordingly, all share and per share data have been restated, as applicable, to give effect to the stock dividend.


Item 2. Management's Discussion and Analysis of Financial Condition and ------- Results of Operations
         ---------------------------------------------------------------

General / Business Summary
--------------------------
Monroe Bancorp (the "Company") is a one-bank holding company formed under Indiana law in 1984. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. Banking is the primary business activity of the Company.

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from seventeen locations in Monroe, Jackson, Lawrence, Hamilton and Hendricks counties in Indiana. Approximately 75 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. However, the Company's anticipated continued development of additional banking business in Hendricks County, and other markets in the greater Indianapolis area, is expected to gradually reduce this concentration.

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

Management believes that the Company's culture of community involvement, service quality, and customer focus has played a significant role in the Company's growth and success. Management also believes that other significant factors contributing to the Company's growth include, but are not limited to; the attractiveness of the Company's primary markets, an involved Board that sets high performance standards and a focus on maintaining credit quality.

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

Management has used the following two non-GAAP financial measures throughout this quarterly report on Form 10-Q:

o In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.
o In the "Noninterest Income / Noninterest Expense" section of this document, we report noninterest income and noninterest expense without the effect of unrealized gains and losses on securities in a grantor trust ("rabbi trust") which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, and hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend or interest income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest and dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on pages 4 and 5 of the consolidated financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year noninterest income and noninterest expense can be made if the rabbi trust realized and unrealized gains and losses and offsetting appreciation (depreciation) on the deferred compensation plans are removed.


Results of Operations
---------------------

Overview
--------
Net income for the third quarter of 2005 was $1,908,000, a 9.0 percent increase from net income of $1,750,000 for the same quarter last year. Basic and diluted earnings per share for the third quarter of 2005 were $0.29, up from $0.27 per basic share and $0.26 per diluted share for the third quarter of 2004.

Annualized return on average equity (ROE) for the third quarter of 2005 increased to 15.24 percent compared to 15.14 percent for third quarter of 2004. The annualized return on average assets (ROA) was 1.13 percent for the third quarter of 2005 compared to 1.14 percent for the same period of 2004.

Net income was $5,403,000 and $4,977,000 for the nine months ended September 30, 2005 and 2004, respectively, an increase of $426,000 or 8.6 percent. Basic and diluted earnings per share for the nine months ended September 30, 2005 were $0.82 compared to $0.75 for the same period in 2004.

Annualized return on average equity (ROE) for the nine months ended September 30, 2005 increased to 14.85 percent compared to 14.42 percent for same period of 2004. The annualized return on average assets (ROA) was 1.11 percent for the nine months ended September 30, 2005 unchanged from the same period in 2004.

Growth in noninterest income and loans, improved asset quality and modest growth in noninterest expense contributed to the growth in net income in 2005. Partially offsetting that growth was a year over year $118,000 decrease in gains on securities sold. Progress continues to be made towards improving asset quality as indicated by several measures of credit quality. At September 30, 2005, non-performing assets and 90-day past due loans totaled $2,604,000 (0.38 percent of total assets) compared to $4,053,000 (0.64 percent) at December 31, 2004 and $4,654,000 (0.75 percent of total assets) at September 30, 2004, a 44.0 percent year-over-year reduction. The Company also realized a significant improvement in its net loan charge-offs. Net charge-offs for the nine months ended of September 30, 2005 were $571,000 compared to $1,180,000 for the same period of 2004. Based on the reduction in charge-offs and management's ongoing evaluation of the adequacy of the allowance for loan losses, the Company has reduced its provision for loan losses to $900,000 for the first nine months of 2005 compared to $990,000 for the same period in 2004, and to $240,000 for the three months ended September 30, 2005 compared to $330,000 for the same period in 2004.

The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.48 percent at September 30, 2005, down from 1.13 percent at September 30, 2004.

The Company also opened a loan production office in Carmel, Indiana, at the beginning of the second quarter of 2005, marking the Company's entry into the rapidly-growing Hamilton County/northern Indianapolis market. At September 30, 2005, the Carmel loan production office had booked $31,000,000 of loans. The Company also plans on opening a new full-service banking center in Brownsburg, Indiana in late 2005 or early 2006, with another banking center in Plainfield, Indiana to open later in 2006.

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

                                                                        Average Balance Sheets and Interest Rates
                                                       ---------------------------------------------------------------------------
                                                       Nine Months Ended September 30, 2005   Nine Months Ended September 30, 2004
                                                       ------------------------------------   ------------------------------------
                                                        Average               Average Rate     Average               Average Rate
                            ASSETS                      Balance     Interest  (annualized)     Balance     Interest  (annualized)
                                                        -------     --------  ------------     -------     --------  ------------
Interest earning assets
     Securities
          Taxable .................................... $  94,445   $   2,610      3.70%       $  88,257   $   2,367      3.58%
          Tax-exempt (1) .............................    16,492         578      4.69%          18,341         755      5.50%
                                                       ---------   ---------                  ---------   ---------
               Total securities ......................   110,937       3,189      3.84%         106,598       3,122      3.91%

     Loans (2) .......................................   493,625      22,369      6.06%         445,219      18,404      5.52%
     FHLB Stock ......................................     2,492          81      4.35%           2,380          81      4.55%
     Federal funds sold ..............................       793          17      2.87%             643           5      1.04%
     Interest-earning deposits .......................     1,231          41      4.45%           3,464          45      1.74%
                                                       ---------   ---------                  ---------   ---------
                 Total interest earning assets .......   609,078      25,696      5.64%         558,304      21,657      5.18%
                                                       ---------   ---------                  ---------   ---------

Noninterest earning assets
    Allowance for loan losses ........................    (5,473)                                (5,087)
    Premises and equipment & other assets ............    30,175                                 29,044
    Cash and due from banks ..........................    19,099                                 18,628
                                                       ---------                              ---------
               Total assets .......................... $ 652,879                              $ 600,889
                                                       =========                              =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits .................   434,170       7,479      2.30%         379,012       4,634      1.63%
     Borrowed funds ..................................    86,623       2,209      3.41%          95,243       1,735      2.43%
                                                       ---------   ---------                  ---------   ---------
          Total interest-bearing liabilities .........   520,793       9,688      2.49%         474,255       6,369      1.79%
                                                       ---------   ---------                  ---------   ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits .............    76,642                                 74,312
     Other liabilities ...............................     6,783                                  6,205
     Shareholders' equity ............................    48,661                                 46,117
                                                       ---------                              ---------
                 Total liabilities and shareholders'
                 equity............................... $ 652,879                              $ 600,889
                                                       =========                              =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin ..................                16,008      3.15%                      15,288      3.39%
     T/E net interest margin as a percent of
          total average earning assets ...............                            3.51%                                  3.66%
Tax equivalent adjustment (1) ........................                   476                                    463
                                                                   ---------                              ---------

      Net interest income ............................             $  15,532                              $  14,825
                                                                   =========                              =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                        Average Balance Sheets and Interest Rates
                                                       ---------------------------------------------------------------------------
                                                      Three Months Ended September 30, 2005  Three Months Ended September 30, 2004
                                                      -------------------------------------  -------------------------------------
                                                        Average               Average Rate     Average               Average Rate
                            ASSETS                      Balance     Interest  (annualized)     Balance     Interest  (annualized)
                                                        -------     --------  ------------     -------     --------  ------------

Interest earning assets
     Securities
          Taxable .................................... $  94,638   $     892      3.74%       $  90,211   $     766      3.38%
          Tax-exempt (1) .............................    18,528         218      4.68%          17,732         230      5.16%
                                                       ---------   ---------                  ---------   ---------
               Total securities ......................   113,166       1,111      3.89%         107,943         996      3.67%

     Loans (2) .......................................   506,977       8,061      6.31%         456,581       6,323      5.51%
     FHLB Stock ......................................     2,533          28      4.39%           2,407          27      4.46%
     Federal funds sold ..............................       741           6      3.21%               -           -
     Interest-earning deposits .......................       748           8      4.42%           1,313           3      0.91%
                                                       ---------   ---------                  ---------   ---------
                 Total interest earning assets .......   624,165       9,214      5.86%         568,244       7,349      5.15%
                                                       ---------   ---------                  ---------   ---------

Noninterest earning assets
    Allowance for loan losses ........................    (5,546)                                (5,054)
    Premises and equipment & other assets ............    30,991                                 29,624
    Cash and due from banks ..........................    19,743                                 19,611
                                                       ---------                              ---------
               Total assets .......................... $ 669,353                              $ 612,425
                                                       =========                              =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ................. $ 436,930       2,822      2.56%       $ 379,813       1,627      1.70%
     Borrowed funds ..................................    96,981         893      3.65%         103,093         629      2.43%
                                                       ---------   ---------                  ---------   ---------
          Total interest-bearing liabilities .........   533,911       3,715      2.76%         482,906       2,256      1.86%
                                                       ---------   ---------                  ---------   ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits .............    78,580                                 77,279
     Other liabilities ...............................     7,185                                  6,263
     Shareholders' equity ............................    49,677                                 45,977
                                                       ---------                              ---------
                 Total liabilities and shareholders'
                 equity............................... $ 669,353                              $ 612,425
                                                       =========                              =========


Interest margin recap
Net interest income and interest rate spread
     T/E net interest income margin ..................             $   5,499      3.10%                   $   5,093      3.29%
     T/E net interest margin as a percent of
          total average earning assets ...............                            3.50%                                  3.57%
Tax equivalent adjustment (1) ........................                   168                                    139
                                                                   ---------                              ---------

                Net interest income ..................             $   5,331                              $   4,954
                                                                   =========                              =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. For the nine months ended September 30, 2005, the tax-equivalent net interest margin as a percent of average earning assets was 3.51 percent, a decrease from
3.66 percent for the same period last year. Average loan yields for the first nine months of 2005 increased by 54 basis points (0.54 percent) over the same period in 2004 and deposit yields increased 67 basis points. Average tax-equivalent securities yields for the first nine months of 2005 declined by 7 basis points over the same period in 2004, and borrowed funds yields increased 98 basis points. Tax-equivalent net interest income was $16,008,000 for the nine months ended September 30, 2005 compared to $15,288,000 for the same period in 2004, an increase of 4.7 percent.

The tax-equivalent net interest margin as a percent of average earning assets was 3.50 percent for the quarter ended September 30, 2005, down from 3.57 percent for the same quarter last year. Average third quarter 2005 loan yields increased by 80 basis points over third quarter 2004 yields and deposit yields increased 86 basis points in the same time period. Average third quarter 2005 tax-equivalent securities yields increased by 22 basis points over the third quarter of 2004, and borrowed funds yields increased 122 basis points. Tax-equivalent net interest income was $5,499,000 for the three months ended September 30, 2005 compared to $5,093,000 for the same period in 2004, an increase of 8.0 percent. Net interest income increased, despite the decrease in the margin, due to strong loan growth and improving yields in the investment portfolio.

During the first nine months and the third quarter of 2005, deposit yields increased more than loan yields because the Company is liability sensitive (i.e. deposits reprice more quickly than loans). During the third quarter of 2005, securities yields increased because maturing bonds are being replaced by higher yielding bonds. As a result, the average tax-equivalent yield of maturing investments can be equaled or exceeded when the funds are reinvested. Also, management is in the process of restructuring the portfolio towards a longer average life.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income was $2,528,000 for the three months ended September 30, 2005 compared to $2,084,000 for the same period in 2004, an increase of $444,000. Omitting the net realized and unrealized gains on rabbi trust securities in the amount of $77,000 in the third quarter of 2005 and losses in the amount of $12,000 in the third quarter of 2004, other income increased $355,000 or 16.9 percent during the third quarter of 2005 compared to the same period of 2004.

Significant changes in noninterest income occurred primarily in the following areas:

o Service charges on deposit accounts increased $176,000 or 23.9 percent. Growth primarily occurred in fees associated with overdrawn accounts.
o Net gains on loan sales increased $174,000 or 64.2 percent. The results reflect the Company's increased emphasis on business development calling efforts as the market transitions from a strong refinance market to a market where purchase transactions are a larger percentage of the available volume.

Total noninterest income was $7,043,000 for the nine months ended September 30, 2005 compared to $6,070,000 for the same period in 2004, an increase of $973,000. Omitting the net realized and unrealized gains on rabbi trust securities in the amount of $83,000 in the first nine months of 2005 and gains in the amount of $25,000 in the first nine months of 2004, other income increased $915,000 or 15.1 percent.

Significant changes in noninterest income occurred primarily in the following areas:

o Service charges on deposit accounts increased $395,000 or 17.9 percent. Growth primarily occurred in fees associated with overdrawn accounts (NSF fees).
o Trust fee income increased $124,000 or 12.0 percent primarily due to growth in trust assets.
o Debit card interchange increased $112,000 or 31.0 percent, due to an increase in debit card use and an increase in the interchange fee structure.

o        Net gains on loans sales increased $240,000 or 30.7 percent.
         Refinancing activity was still brisk during the first quarter of 2005 and during the second and third quarters, the Company increased its business development efforts to take advantage of a strong market for home purchases.

For the quarter ended September 30, 2005, total noninterest expense was $4,716,000 compared to $4,122,000 for the same period in 2004. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $91,000 in the third quarter of 2005 (which equals the sum of the interest and dividends earned on the rabbi trust and the realized and unrealized gains or losses on the securities in the trust) noninterest expense increased $503,000 or
12.2 percent. The most significant cause of this increase occurred because salaries and employee benefits increased $350,000 or 13.8 percent. The increase occurred primarily due to an increase in the number of full-time equivalent employees.

For the nine months ended September 30, 2005, total noninterest expense was $13,508,000 compared to $12,571,000 for the same period in 2004. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $126,000 in the first nine months of 2005 and appreciation of $64,000 during the same period of 2004, noninterest expense increased $875,000 or 7.5 percent.

Significant changes in noninterest income occurred primarily in the following areas:

o Salaries and employee benefit expense increased by $482,000 or 6.3 percent for the nine months ended September 30, 2005.
o Occupancy expense increased by $96,000 or 5.2 percent for the nine months ended September 30, 2005.

Both of these areas increased due to general growth of the Company.

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

The Company's effective tax rate was 33.9 percent for the nine months ended September 30, 2005 compared to 32.1 percent for the same period in 2004. The tax rate increased primarily because municipal bond (tax-exempt) income represented a lower percentage of total income in 2005.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at September 30, 2005 were $678,568,000 an increase of 7.0 percent or $44,598,000 compared to $633,970,000 at December 31, 2004.
Loans (including loans held for sale) grew to $511,752,000 at September 30, 2005 compared to $477,085,000 at December 31, 2004, an increase of 7.3 percent. The Company's Central Indiana operations (Hendricks and Hamilton counties and other markets in the greater Indianapolis area) provided 48.6 percent of the year-to-date loan growth, with the remainder occurring in the Company's core market of Monroe County and the surrounding counties. Growth primarily occurred in construction and commercial real estate loans. Deposits increased to $539,823,000 at September 30, 2005 compared to $483,534,000 at December 31,
2004, an increase of 11.6 percent. The increase in deposits resulted primarily from an increase in non-interest bearing demand deposits of $21,116,000, an increase in interest-bearing demand deposit accounts of $10,762,000 and an increase in time deposits of $25,289,000. The increase in time deposits primarily resulted from the bank obtaining brokered time deposits in the amount of $25,080,000 for the first time during the third quarter of 2005. Borrowings declined to $82,371,000 at September 30, 2005 compared to $97,378,000 at December 31, 2004, a 15.4 percent decrease. The decline in borrowings was primarily due to a decline in federal funds purchased of $16,875,000.

Capital
-------
Shareholders' equity increased $2,455,000 at September 30, 2005 compared to December 31, 2004. This increase was a result of year-to-date net income of $5,403,000, dividends paid of $2,340,000, other comprehensive income, consisting solely of the change (decrease) in net unrecognized gains in the Company's available-for-sale securities portfolio of $621,000, treasury stock purchased of $66,000, options issued of $66,000 (exercise price) and ESOP shares earned of $13,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2005 and December 31, 2004, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2005 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                             Required for Adequate       To Be Well
                                                             Actual               Capital(1)           Capitalized(1)
                                                  ----------------------------------------------------------------------
                                                        Amount     Ratio       Amount     Ratio      Amount      Ratio
                                                  ----------------------------------------------------------------------
           As of September 30, 2005
           ------------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated                         $    56,158    11.22%   $   39,555     8.0%           N/A    N/A
               Bank                                      56,066    11.28        39,309     8.0    $    49,137    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated                              50,635    10.12        19,777     4.0            N/A    N/A
               Bank                                      50,543    10.16        19,655     4.0         29,482     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated                              50,635     7.56        26,091     4.0            N/A    N/A
               Bank                                      50,543     7.59        25,973     4.0         32,466     5.0

           As of December 31, 2004
           -----------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated                         $    52,776    11.46%   $   36,852     8.0%           N/A    N/A
               Bank                                      52,565    11.49        36,606     8.0    $    45,758    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated                              47,582    10.33        18,426     4.0            N/A    N/A
               Bank                                      47,371    10.35        18,303     4.0         27,455     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated                              47,582     7.58        25,107     4.0            N/A    N/A
               Bank                                      47,371     7.59        24,969     4.0         31,211     5.0
           (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
One of management's top priorities has been improving credit quality. Management is pleased by the progress made in terms of credit quality over the past year.

The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2005, the Bank had $5,686,000 of loans internally classified compared to $9,505,000 at December 31, 2004, a 40.2 percent reduction. Loans internally classified have also decreased compared to September 30, 2004, when the Bank had $10,734,000 of loans internally classified. The allowance for loan losses was $5,523,000, or 1.09 percent of portfolio loans (excluding loans held for sale) at September 30, 2005 compared to $5,194,000 or 1.09 percent, of portfolio loans at December 31, 2004. A portion of classified loans are nonaccrual loans. The Bank had nonperforming loans (nonaccrual loans, restructured loans and ninety days past due loans still accruing) totaling $2,495,000, or 0.49 percent of total loans at September 30, 2005 compared to $3,703,000 or 0.78 percent of total loans at December 31, 2004. September 30, 2005 nonperforming assets also decreased compared to September 30, 2004, when nonperforming assets were $4,464,000, or 0.98 percent of total loans.

During the first nine months of 2005, the Bank had net loan charge-offs totaling $571,000 compared to $1,180,000 charged off for the same period in 2004. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.48 percent at September 30, 2005, down from 1.13 percent at September 30 2004.

Nonperforming loans and loan delinquency ratios improved at September 30, 2005 primarily due to the sale of properties securing loans made to a real estate developer who filed bankruptcy in 2003 and to parties affiliated with the developer, plus the sale of properties securing two other nonperforming loans.

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

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB) and by the ability to raise brokered CDs. FHLB advances were $36,833,000 at September 30, 2005 compared to $38,029,000 at December 31, 2004. At September 30, 2005, the Company had excess borrowing capacity at the FHLB of $18,142,000 as limited by the Company's board resolution in effect at that date. If the Company's borrowing capacity were not limited by the board resolution, the Company would have excess borrowing capacity of $45,262,000 based on collateral. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and interest rate risk.


At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders. The main source of funding for the holding company is dividends from its subsidiary (the Bank). During the nine months ended September 30, 2005, the Bank declared dividends to the holding company of $2,255,000. As of October 1, 2005, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $9,988,000, versus $4,024,000 at January 1, 2005. As discussed in Note 10 to the Consolidated Financial Statements (page 32 of the 2004 Annual Report to Shareholders-Financial Review) and Item 1 of the December 31, 2004 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the nine months ended September 30, 2005, $5,729,000 of cash was provided by operating activities, compared to $6,726,000 during the same period in 2004. The decrease in this area was a result of minor changes in several components. During the first nine months of 2005, $41,289,000 was used for investing activities, compared to $36,130,000 in the same period of 2004. The increase in cash used by investing activities primarily occurred because fewer securities matured during 2005. In the first nine months of 2005, $38,942,000 of cash was provided by financing activities, primarily from growth in noninterest-bearing demand and savings deposits and certificates of deposit (brokered CDs), compared to $23,933,000 provided by financing activities during the same period in 2004 with growth occurring primarily in certificates of deposit. Overall, net cash and cash equivalents increased $3,382,000 during the nine months ended September 30, 2005 compared to a decrease of $5,471,000 in the same period of 2004.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

Market risk of the Company encompasses exposure to both liquidity risk and interest rate risk and is reviewed on an ongoing basis by management and quarterly by the Asset/Liability Committee ("ALCO") and the Board of Directors. Liquidity was addressed as part of the discussion entitled "Liquidity." The Company's interest sensitivity position at September 30, 2005 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's September 30, 2005 balance sheet under various rate shocks:

                          Projected Net Interest
                              Income Over the      $ Change in     % Change in
Change in Interest Rate     Next Twelve Months     Net Interest    Net Interest
    (Basis Points)            (in thousands)          Income          Income
-------------------------------------------------------------------------------

         +300                     $  22,149           $(206)          (0.9) %
         +200                        22,242            (113)          (0.5)
         +100                        22,325             (30)          (0.1)
            0                        22,355               0              -
         -100                        22,313             (42)          (0.2)
         -200                        22,006            (349)          (1.6)


The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2004 balance sheet under various rate shocks:

                          Projected Net Interest
                              Income Over the      $ Change in     % Change in
Change in Interest Rate     Next Twelve Months     Net Interest    Net Interest
    (Basis Points)            (in thousands)          Income          Income
-------------------------------------------------------------------------------

         +300                     $  19,977           $(118)          (0.6)   %
         +200                        20,044             (51)          (0.3)
         +100                        20,084             (11)          (0.1)
            0                        20,095               -              -
         -100                        19,835            (260)          (1.3)
         -200                        19,281            (814)          (4.1)


Management believes a 200 basis point (two percent) decrease in rates is highly unlikely. Management also believes an increase in rates is more probable; therefore, we will focus our discussion on the effects of a 100 basis point (one percent) decrease in rates and an increase of 300 basis points (three percent).

The September 30, 2005 table above indicates that the Bank's projected net interest income for the next twelve months would decline by 0.9 percent in the event of a sudden and sustained 300 basis point increase in interest rates and decrease by 1.6 percent in the event of an immediate 100 basis point decrease in interest rates. The forecasts from both time periods indicate that the interest rate sensitivities of Bank's assets and liabilities are relatively well matched over the rate shock ranges between a drop of 100 basis points and an increase of 300 basis points. The forecasted changes in net interest income calculated as of September 30, 2005, are within the approved guidelines established by the Board of Directors.

However, it should be noted that the rate shock forecasts are built upon the yield curve as it existed on September 30, 2005. Accordingly the rate shocks are built upon an extremely flat yield curve. The shape of the yield curve may change over the next year which would cause results to be different than forecasted as bank customers alter savings and borrowing decisions in response to opportunities and challenges created by the shape of the new curve. While there is considerable uncertainty as to how the yield curve will change over the next twelve months, management believes that the repricing characteristics of its current balance sheet provides the Company with a fairly high level of protection from significant swings in net interest income over this time period.

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


Item 4.  Controls and Procedures.
------   -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2005 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
------         ------------------------------------------------------------
               Not applicable.

Item 3.        Defaults upon Senior Securities.
-------        --------------------------------
               Not applicable.


Item 4.        Submission of Matters to a Vote of Security Holders.
-------        ----------------------------------------------------
               None.

Item 5.        Other Information.
-------        ------------------
               Not applicable.

Item 6.        Exhibits.
-------        ---------

Exhibit No:    Description of Exhibit:
-----------    -----------------------

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

10 (vii) Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to registrant's Form 10-K filed March 29, 2004.

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

10 (xi) Schedule of Directors Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed March 24, 2005.

10 (xii) Schedule of Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 10-K filed March 15, 2005.

10 (xiii)      Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership
               Plan is incorporated by reference to registrant's Form 10-Q filed
               May 9, 2005.

31 (i) Rule 13a-14(a) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer.

31 (ii) Rule 13a-14(a) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer.

32 (i)         Section 1350 Certification of Principal Executive Officer.

32 (ii)        Section 1350 Certification of Principal Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MONROE BANCORP

     Date: November 8, 2005        By: /s/ Mark D. Bradford
           ----------------            -------------------------------
                                       Mark D. Bradford, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

     Date: November 8, 2005        By: /s/ Gordon M. Dyott
           ----------------            -------------------------------
                                       Gordon M. Dyott, Exec. Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  Exhibit Index


Exhibit No:     Description of Exhibit:
-----------     -----------------------

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

10 (vii) Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to registrant's Form 10-K filed March 29, 2004

10 (viii)      Monroe Bancorp Directors' Deferred Compensation Plan as Amended
               and Restated Effective January 1, 1999 and First, Second and
               First Amendments are incorporated by reference to registrant's
               Form 10-K filed March 29, 2004.

10 (ix) Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and First Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

10 (x) Form of agreement under the 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10-K filed March 15, 2005.

10 (xi) Schedule of Directors' Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed March 24, 2005.

10 (xii) Schedule of Executive Officers Compensation Arrangements is incorporated by reference to registrant's form 10-K filed March 15, 2005.

10 (xiii)      Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership
               Plan is incorporated by reference to registrant's form 10-Q filed
               May 9, 2005.

31 (i) Rule 13a-14(a) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer.

31 (ii) Rule 13a-14(a) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer.

32 (i)         Section 1350 Certification of Principal Executive Officer.

32 (ii)        Section 1350 Certification of Principal Financial Officer.