Form 10-K
period 2005-12-31
MONROE BANCORP
filed 2006-03-15
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2005 Commission file number 000-31951

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

              210 East Kirkwood Avenue, Bloomington, Indiana 47408
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No  [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $89,294,072 on June 30, 2005, computed by reference to the closing price as reported by the Nasdaq National Market system.

As of March 1, 2006 there were 6,639,842 outstanding common shares of common stock, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                          Part of Form 10-K
              Documents                                Into Which Incorporated
              ---------                                -----------------------

Portions of the 2005 Annual Report to
   Shareholders                                                Part II
Portions of the Definitive Proxy Statement
   for the Annual Meeting of Shareholders
   to be held April 27, 2006                                   Part III

FORM 10-K TABLE OF CONTENTS                                                            Form 10-K
                                                                                      Page Number
Part I
         Item 1 -   Business..................................................................3

         Item 1A -  Risk Factors.............................................................26

         Item 1B -  Unresolved Staff Comments................................................29

         Item 2 -   Properties...............................................................29

         Item 3 -   Legal Proceedings........................................................31

         Item 4 -   Submission of Matters to a Vote of Security Holders......................31

Part II
         Item 5 -   Market for the Registrant's Common Equity,
                      Related Shareholder Matters and Issuer Purchase of Equity Shares.......32

         Item 6 -   Selected Financial Data..................................................32

         Item 7 -   Management's Discussion and Analysis of Financial
                      Condition and Results of Operation.....................................33

         Item 7A -  Quantitative and Qualitative Disclosures about Market Risk...............33

         Item 8 -   Financial Statements and Supplementary Data..............................33

         Item 9 -   Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosures...................................33

         Item 9A -  Controls and Procedures..................................................33

         Item 9B -  Other Information........................................................35

Part III
         Item 10 -  Directors and Executive Officers of the Registrant.......................36

         Item 11 -  Executive Compensation...................................................36

         Item 12 -  Security Ownership of Certain Beneficial
                       Owners and Management and Related Shareholder Matters.................37

         Item 13 -  Certain Relationships and Related Transactions...........................37

         Item 14 -  Principal Accountant Fees and Services...................................37
Part IV
         Item 15 -  Exhibits and Financial Statement Schedules...............................38

Signatures...................................................................................41

                                     PART I

ITEM 1.          Business.

                                     GENERAL
                                     -------

Monroe Bancorp (the "Company") is a one-bank holding company formed as a general corporation under Indiana law in 1984. At December 31, 2005, on a consolidated basis the Company had total assets of $713.1 million, total loans of $525.5 million and total deposits of $576.2 million. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, headquartered in Bloomington, Indiana, conducts business from 17 locations in Monroe, Hendricks, Hamilton, Jackson and Lawrence counties in Indiana. Approximately 75 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. However, the Company's anticipated continued development of additional banking business in Hendricks County, and other counties in the greater Indianapolis area, is expected to gradually reduce this concentration.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

As of December 31, 2005, the Bank had 228 full-time equivalent employees.

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

The Company has increased its annual dividend each year for 17 years. Based upon a closing price of $16.00 for the Company's stock on December 31, 2005, (MROE; listed on the Nasdaq National Market), the Company's $0.4745 dividend per share provided a dividend yield of 2.97 percent.

Management believes that the Company's culture of community involvement, outstanding service quality, and customer focus has played a significant role in the Company's growth and success. Management also believes that other significant factors contributing to the Company's growth include, but are not limited to, the attractiveness of the Company's primary markets, an involved Board that sets high performance standards and the increased use of incentive and commission compensation plans.

The Company focused much of its effort during 2005 in three areas. The first area of focus was loan growth. As a result of hiring of additional lenders and increased business development activity, total loans at December 31, 2005 were $525.5 million which was 10.1 percent greater than the December 31, 2004 total of $477.1 million. Most of the growth took place in commercial real estate, followed by loans secured by multi-family real estate and construction loans. Over half (64.6 percent) of the loan growth took place at the Bank's locations in Central Indiana (Hendricks and Hamilton counties). At year-end 2005, the Bank had total loans of $109.1 million at its Central Indiana locations, up from $77.8 million at year-end 2004.

The second area of focus was noninterest income growth. Noninterest income totaled $9.3 million for the year ended December 31, 2005 compared to $8.3 million for the previous year. Included in noninterest income are net realized and unrealized securities gains of $169,000 for 2005 and $432,000 for 2004. Excluding net realized and unrealized securities gains, noninterest income increased $1.2 million or 15.5 percent over 2004.

Categories contributing to this growth include service charges on deposit accounts which increased by $568,000 (19.1 percent), trust fees which increased by $169,000 (12.3 percent), gains on the sale of residential mortgages which increased by $185,000 (17.6 percent) and fees earned on the Bank's debit card program which increased by $143,000 (28.5 percent).

The third area of focus was improving asset quality. Considerable progress was made towards improving the Company's asset quality. At December 31, 2005, the Company had a 49.9 percent reduction in non-performing assets (nonaccrual loans, restructured loans and other real estate owned) and 90-day past due loans which are still accruing compared to the prior year-end. At December 31, 2005, non-performing assets and 90-day past due loans totaled $2.0 million (0.28 percent of total assets) compared to $4.1 million (0.64 percent of total assets) one year earlier. The Company also realized a significant improvement in net loans charged off. The Company's net charge-offs for 2005 were $749,000, which is a 34.5 percent reduction from the 2004 total of $1.1 million.

Company Goals
-------------
The Company's business strategies are focused on five major areas:

o    increasing the growth rate of net interest income,
o    improving credit processes to ensure strong credit quality,
o    managing interest rate risk,
o    increasing the ratio of noninterest income to net interest income, and
o    increasing operating efficiency.

Achievement of the Company's financial objectives will require strong loan and deposit growth from the Bank's initiatives in Hendricks County and Hamilton County, two attractive markets in the greater Indianapolis area, as well as from its core markets in and around Monroe County.

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

The Company's success, in view of the substantial competition, is felt to be a result of factors such as its history of community involvement and support, commitment to outstanding customer service, awareness of and responsiveness to customer needs, and its attractive mix of high touch and high tech delivery channels. The impact of these factors can be seen in the success the Company has had in increasing its share of deposits in Monroe County.

The Company has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. According to data published annually by the Federal Deposit Insurance Company
(FDIC), all FDIC insured deposits held by financial institutions in Monroe County grew by $268.9 million, or 24.2 percent, during the five-year period between June 30, 2000 and June 30, 2005. During the same period, the Company was able to grow its deposits within Monroe County by $96.9 million (29.9 percent) and increase its market share from 29.2 percent in 2000 to 30.5 percent in 2005. Like many financial institutions, deposit growth over the last five years has not kept pace with the Company's growth in loans. In 2005, the Company addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and through the use of brokered certificates of deposit (CDs).

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

REGULATION AND SUPERVISION
--------------------------

Both the Company and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve (the "Federal Reserve"), The Federal Deposit Insurance Corporation (the "FDIC") and the Indiana Department of Financial Institutions (the "DFI"). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

MONROE BANCORP
--------------

The Bank Holding Company Act. Because the Company owns all of the outstanding capital stock of the Bank, it is; registered as a bank holding company under the federal Bank Holding Company Act of 1956, is subject to periodic examination by the Federal Reserve, and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

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

Deposit Insurance. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and it may not be able to pass these costs on to its customers.

Transactions with Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates and insiders unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal and state laws applicable to credit transactions, such as the:

o Truth-In-Lending Act and state consumer protection laws, governing disclosures of credit terms and prohibitive certain practices with regard to consumer borrowers;
o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o Fair Credit Reporting Act of 1978 and Fair and Accurate Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;
o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering and currency crimes, suspicious activities, customer identification verification, cooperation among financial institutions, and currency transaction reporting.

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


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

Portions of the information in this Form 10-K include certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) concerning the intent, belief, outlook, estimate or expectations of the Company and its subsidiaries, its directors, or its officers primarily with respect to future events or the future operations, performance, financial condition and likelihood of success of the Company and the Bank. You can identify these statements by use of terms such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," "will" or similar words. These forward-looking statements are not guarantees of future events or performance and are based upon assumptions rather than historical or current facts. The forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements. The factors which could cause a difference between actual results and those in the forward- looking statements include, but are not limited to, changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Statistical Data.
     Selected Financial Data

                              Financial Highlights
         (dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                   At or for the Years Ended December 31,
                                                             ----------------------------------------------------
                                                                2005      2004       2003       2002       2001
                                                             --------   --------   --------   --------   --------
                     Summary of operations

Net interest income ......................................   $ 20,824   $ 19,864   $ 19,140   $ 18,738   $ 16,937
Less: Provision for loan losses ..........................   $  1,140      1,320      3,920      1,762      1,050
                                                             --------   --------   --------   --------   --------
Net interest income, after provision for loan losses .....   $ 19,684     18,544     15,220     16,976     15,887

Noninterest income .......................................   $  9,258      8,302      8,182      6,070      4,916
Noninterest expense ......................................   $ 18,054     16,921     16,285     13,931     12,046
Net income ...............................................   $  7,223      6,705      5,054      6,098      5,749



                        Per common share
Basic and fully diluted earnings per share ...............   $   1.09   $   1.01   $   0.75   $   0.91   $   0.85
Cash dividends per share .................................     0.4745     0.4727     0.4455     0.4364     0.4000
Book value per common share ..............................       7.64       7.18       6.81       6.59       6.06


                   Selected year-end balances
Total assets .............................................   $713,060   $633,970   $589,263   $533,317   $495,553
Total securities .........................................    119,244    109,712    106,195    100,292     88,322
Total loans-including loans held for sale ................    525,466    477,085    424,511    391,315    371,800
Total deposits ...........................................    576,181    483,534    436,683    398,567    359,206
Shareholders' equity .....................................     50,514     47,384     45,375     44,263     40,684


                   Selected average balances
Total assets .............................................   $662,806   $607,619   $562,836   $520,310   $454,485
Total securities.........................................,    111,778    106,703    100,479     96,392     91,743
Total loans-including loans held for sale ................    499,503    451,055    411,762    381,126    327,125
Total deposits ...........................................    521,235    459,765    425,378    392,789    354,185
Shareholders' equity .....................................     48,387     46,428     45,188     42,588     39,609


                Ratios based on average balances
Return on assets (1) .....................................     1.09 %     1.10 %     0.90 %     1.17 %     1.26 %
Return on equity (2) .....................................    14.93 %    14.44 %    11.18 %    14.32 %    14.52 %
Dividend payout ratio (3) ................................    43.36 %    46.64 %    59.05 %    48.01 %    46.83 %
Equity to assets ratio (4) ...............................     7.30 %     7.64 %     8.03 %     8.19 %     8.72 %

(1) Net income divided by average total assets
(2) Net income divided by average equity
(3) Dividends per share divided by net income per share
(4) Average equity divided by average total assets

                               Net Interest Income
                               -------------------

The table on the following page presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. For analytical purposes, interest income presented in the table has been adjusted to a tax-equivalent basis assuming a 40 percent tax rate. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes a table of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.

                    Average Balance Sheets and Interest Rates
                          (dollar amounts in thousands)

                                                                            Years Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                           2005                         2004                         2003
                                               ---------------------------  ---------------------------  ---------------------------
                                               Average             Average  Average             Average  Average             Average
ASSETS                                         Balance   Interest   Rate    Balance   Interest   Rate    Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
    Taxable securities........................ $ 94,565  $  3,565   3.77%   $ 88,848  $  3,144   3.54%   $ 77,124  $  3,375   4.38%
    Tax-exempt securities (1).................   17,213       805   4.68%     17,855       960   5.38%     23,355     1,435   6.14%
                                               --------  --------           --------  --------           --------  --------
      Total securities........................  111,778     4,370   3.91%    106,703     4,104   3.85%    100,479     4,810   4.79%
Commercial loans..............................   88,246     5,707   6.47%     86,283     4,468   5.18%     79,922     4,294   5.37%
Real estate loans.............................  392,951    23,835   6.07%    346,375    19,255   5.56%    310,562    17,775   5.72%
Installment loans.............................   18,306     1,342   7.33%     18,397     1,317   7.16%     21,278     1,580   7.43%
                                               --------  --------           --------  --------           --------  --------
       Total loans (2)........................  499,503    30,884   6.18%    451,055    25,040   5.55%    411,762    23,649   5.74%
Interest bearing deposits.....................    1,509        74   4.93%      3,743        72   1.91%      4,798        67   1.39%
FHLB Stock....................................    2,506       108   4.31%      2,393       106   4.43%      2,188       110   5.03%
Federal funds sold............................    2,796       104   3.72%        752        10   1.33%      8,334        90   1.08%
                                               --------  --------           --------  --------           --------  --------
   Total interest-earning assets..............  618,092    35,540   5.75%    564,646    29,332   5.19%    527,561    28,726   5.45%
                                               --------  --------           --------  --------           --------  --------

Noninterest-earning assets
Allowance for loan losses.....................   (5,500)                      (5,061)                      (5,689)
Premises and equipment & other assets.........   31,420                       29,011                       22,975
Cash and due from banks.......................   18,794                       19,023                       17,989
                                               --------                     --------                     --------
      Total assets............................ $662,806                     $607,619                     $562,836
                                               ========                     ========                     ========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
  Total interest-bearing deposits.............  444,054    11,029   2.48%   $384,259     6,479   1.69%   $359,129     6,541   1.82%
  Borrowed funds:
      Short-term borrowings...................   46,032     1,273   2.77%     53,893       537   1.00%     44,318       280   0.63%
      Other borrowings........................   39,072     1,753   4.49%     41,069     1,852   4.51%     42,724     1,971   4.61%
                                               --------  --------           --------  --------           --------  --------
           Total borrowed funds..............    85,104     3,026   3.56%     94,962     2,389   2.52%     87,042     2,251   2.59%
                                               --------  --------           --------  --------           --------  --------
  Total interest-bearing liabilities.........   529,158    14,055   2.66%    479,221     8,868   1.85%    446,171     8,792   1.98%

Noninterest-bearing liabilities
  Noninterest-bearing demand deposits........    77,181                       75,506                       66,249
  Other liabilities..........................     8,080                        6,464                        5,228
  Shareholders' equity.......................    48,387                       46,428                       45,188
                                               --------                     --------                     --------
  Total liabilities and
    shareholders' equity.....................  $662,806    14,055           $607,619     8,868           $562,836     8,792
                                               ========  --------           ========  --------           ========  --------
Interest margin recap
  Net interest income and
    interest rate spread
  T/E net interest income margin.............              21,485   3.09%               20,464   3.34%               19,934   3.47%
  T/E net interest margin as a percent of
     total average earning assets............                       3.48%                        3.62%                        3.78%
  Less: Tax-equivalent adjustment (3)........                 661                          600                          794
                                                         --------                     --------                     --------
          Net interest income................            $ 20,824                     $ 19,864                     $ 19,140
                                                         ========                     ========                     ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(3) Interest income adjustment to convert tax-exempt investment securities interest to fully tax equivalent basis using a marginal rate of 40%.

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

                             Volume / Rate Analysis
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                            2005 Compared to 2004          2004 Compared to 2003          2003 Compared to 2002
                                         Increase (Decrease) Due to     Increase (Decrease) Due to     Increase (Decrease) Due to
                                         --------------------------     --------------------------     --------------------------
                                         Volume      Rate     Total     Volume      Rate     Total     Volume      Rate       Total
                                         ------    -------    ------    ------    -------    ------    ------    -------    -------
Interest income
---------------
  Loans ...............................  $2,838    $ 3,006    $5,844    $2,313    $  (922)   $1,391    $2,091    $(3,267)   $(1,176)
  Securities:
     Taxable ..........................     209        212       421       556       (787)     (231)      406       (893)      (486)
     Tax-exempt .......................     (36)      (119)     (155)     (248)      (227)     (475)     (165)       (99)      (264)
                                         ------    -------    ------    ------    -------    ------    ------    -------    -------
        Total securities interest .....     173         93       266       308     (1,014)     (706)      241       (992)      (751)
                                         ------    -------    ------    ------    -------    ------    ------    -------    -------

 Interest-earning deposits ............     (84)        87         3       (22)        27         5        51         (9)        42
  FHLB stock ..........................       5         (3)        2        11        (15)       (4)       21        (24)        (3)
  Federal funds sold ..................      57         37        94       (56)       (24)      (80)       41        (48)        (7)
                                         ------    -------    ------    ------    -------    ------    ------    -------    -------
          Total interest income .......   2,989      3,220     6,209     2,553     (1,947)      606     2,445     (4,339)    (1,894)
                                         ------    -------    ------    ------    -------    ------    ------    -------    -------

Interest expense
----------------
  Interest-bearing deposits ...........   1,126      3,424     4,550       474       (536)      (62)      711     (2,965)    (2,254)
  Short-term borrowings ...............     (91)       827       736        70        187       257        30       (170)      (140)
  Long-term debt ......................     (90)        (9)      (99)      (72)       (47)     (119)      262       (125)       137
                                         ------    -------    ------    ------    -------    ------    ------    -------    -------
          Total interest expense ......     945      4,242     5,187       472       (396)       76     1,003     (3,260)    (2,257)
                                         ------    -------    ------    ------    -------    ------    ------    -------    -------

      Change in net interest income
          (fully tax-equivalent basis)   $2,044    $(1,022)    1,022    $2,081    $(1,551)      530    $1,442    $(1,079)       363
                                         ======    =======              ======    =======              ======    =======

Tax-equivalent adjustment (1) .........                          (62)                           194                              39
                                                              ------                         ------                         -------

          Change in net interest income                       $  960                         $  724                         $   402
                                                              ======                         ======                         =======

(1) The tax-equivalent adjustment is based on a marginal income tax rate of 40%.

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

                      Analysis of Allowance for Loan Losses
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                          Years Ended December 31,
                                                    -----------------------------------------------------------------
                                                       2005          2004          2003          2002          2001
                                                    ---------     ---------     ---------     ---------     ---------
Balance at beginning of year ....................   $   5,194     $   5,019     $   4,574     $   4,198     $   3,873

Loans charged off
-----------------
  Commercial and industrial .....................        (353)         (502)       (1,091)         (535)         (374)
  Real estate ...................................        (229)         (867)       (2,391)         (849)         (191)
  Installment ...................................        (428)         (127)         (172)         (158)         (255)
                                                    ---------     ---------     ---------     ---------     ---------
          Total charge-offs .....................      (1,010)       (1,496)       (3,654)       (1,542)         (820)
                                                    ---------     ---------     ---------     ---------     ---------

Charge-offs recovered
---------------------
  Commercial and industrial .....................          47           127            47            14            39
  Real estate ...................................          81           181            63           103             9
  Installment ...................................         133            43            69            39            47
                                                    ---------     ---------     ---------     ---------     ---------
          Total recoveries ......................         261           351           179           156            95
                                                    ---------     ---------     ---------     ---------     ---------

Net loans charged off ...........................        (749)       (1,145)       (3,475)       (1,386)         (725)
Current year provision ..........................       1,140         1,320         3,920         1,762         1,050
                                                    ---------     ---------     ---------     ---------     ---------

Balance at end of year ..........................   $   5,585     $   5,194     $   5,019     $   4,574     $   4,198
                                                    =========     =========     =========     =========     =========

Loans at year end (excluding loans held for sale)   $ 524,158     $ 474,345     $ 422,292     $ 383,898     $ 363,768

Ratio of allowance to loans (excluding loans held
     for sale) at period end ....................        1.07%         1.09%         1.19%         1.19%         1.15%

Average loans ...................................   $ 499,503     $ 451,055     $ 451,055     $ 411,762     $ 327,125

Ratio of net loans charged off
  to average loans...............................        0.15%         0.25%         0.77%         0.34%         0.22%

The allocation of the allowance for loan losses along with the percentage of each loan type to total loans outstanding is illustrated in the following table. The Company regards the allowance as a general allowance which is available to absorb losses from all loans.

                   Allocation of the Allowance for Loan Losses
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                     2005                2004                2003
                                               ------------------  ------------------  -----------------
                                               Amount    Percent   Amount    Percent   Amount    Percent
                                               -------   -------   -------   -------   -------   -------
Balance at December 31:
  Commercial, industrial and agricultural..... $ 1,511    17.38 %  $ 1,584    19.84 %  $ 1,273    19.56 %
  Real Estate.................................   3,607    78.84 %    2,921    74.43 %    2,690    75.65 %
  Installment.................................     410     3.78 %      394     5.73 %      418     4.79 %
  Unallocated.................................      57      N/A        295      N/A        638      N/A
                                               -------   ------    -------   ------    -------   ------
       Total allowance for loan losses........ $ 5,585   100.00 %  $ 5,194   100.00 %  $ 5,019   100.00 %
                                               =======   ======    =======   ======    =======   ======

                                                     2002                2001
                                               ------------------  ------------------
                                               Amount    Percent   Amount    Percent
                                               -------   -------   -------   -------
Balance at December 31:
  Commercial, industrial and agricultural..... $ 1,237    19.84 %  $ 1,430    19.83 %
  Real Estate.................................   2,304    74.43 %    1,941    74.13 %
  Installment.................................     446     5.73 %      358     6.04 %
  Unallocated.................................     587      N/A        469      N/A
                                               -------   ------    -------   ------
       Total allowance for loan losses........ $ 4,574   100.00 %  $ 4,198   100.00 %
                                               =======   ======    =======   ======


Nonperforming assets and their relative percentages to loan balances are presented in the table on the following page. The level of nonperforming loans is an important element in assessing asset quality and the relevant risk in the credit portfolio. Nonperforming loans include nonaccrual loans, restructured loans and loans delinquent 90 days or more and still accruing.

Loans are evaluated for nonaccrual status when payments are past due over 90 days or when management feels that there is a high probability that principal and interest are not fully collectible. Current year interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized after principal is collected. Loans significantly past due that are not well secured and in the process of collection are generally placed on nonaccrual status. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans. Another element associated with asset quality is other real estate owned (OREO), which represents properties acquired by the Company through loan defaults by customers.

                              Nonperforming Assets
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                  December 31,
                                                ----------------------------------------------
                                                 2005      2004      2003      2002      2001
                                                ------    ------    ------    ------    ------
Principal balance
-----------------
Nonaccrual ..................................   $1,640    $3,283    $5,686    $3,612    $  779
Restructured ................................      293       391       502       445       373
90 days or more past due and still accruing .       99        29       173       588     1,637
                                                ------    ------    ------    ------    ------
          Total nonperforming loans .........   $2,032    $3,703    $6,361    $4,645    $2,789
                                                ======    ======    ======    ======    ======

Nonperforming loans as a percent of total
    loans (including loans held for sale) ...     0.39%     0.78%     1.50%     1.19%     0.75%

Other real estate owned (OREO) ..............   $   --    $  350    $  534    $  110    $  505

OREO as a percent of total loans (including
    loans held for sale) ....................       --      0.07%     0.13%     0.03%     0.14%

Allowance as a percent of nonperforming loans   274.85%   140.26%    78.90%    98.47%   150.52%


Interest income of $18,000 for the year ended December 31, 2005, was recognized on the nonaccruing and restructured loans listed in the table above, whereas, interest income of $125,000 would have been recognized under their original terms.

Potential Problem Loans
-----------------------
In addition to loans classified for regulatory purposes, management also designates certain loans for internal monitoring purposes in a watch category. Loans may be placed on management's watch list as a result of delinquent status, concern about the borrower's financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance. Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreements; however, management may have a significant degree of concern about the borrowers' ability to continue to perform according to the terms of the loans. Loss exposure on these loans is typically evaluated based primarily upon adequacy of the cash flow repaying the loan or the estimated liquidation value of the collateral securing these loans. Also, watch category loans may include credits which, although adequately secured and performing, have past delinquency problems or where unfavorable financial trends are exhibited by borrowers.

All watch list loans are subject to additional scrutiny and monitoring on a monthly or quarterly basis. The Company's philosophy encourages loan officers to identify borrowers that should be monitored in this fashion and believes this process ultimately results in the identification of problem loans in a more timely fashion.

Management has identified $6.2 million and $5.8 million of loans on its watch list which were not included in impaired or nonperforming loans at December 31, 2005 and 2004, respectively.

                         Noninterest Income and Expense
                         ------------------------------

A comparative table and complete discussion of noninterest income and expense is contained in the 2005 Annual Report to Shareholders - Financial Review - Managements Discussion and Analysis on pages 14 to 16 under the caption "Other Income and Expense."

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

The tables on the following page summarize the carrying values of securities from December 31, 2003 through December 31, 2005. The maturity distribution of securities at December 31, 2005 is summarized by classification.

                                   Securities
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------
                                            December 31,
                                   ------------------------------
                                     2005       2004       2003
                                   --------   --------   --------
Available for sale
------------------
  Government agencies ..........   $ 53,447   $ 68,282   $ 48,471
  State and municipal ..........     26,645     10,148      4,998
  Mortgage-backed & asset-backed     30,443     17,567      9,600
  Equity securities ............      2,948         --         --
                                   --------   --------   --------

        Total available for sale    113,483     95,997     63,069


Held to Maturity
----------------
  Government agencies ..........        984      4,025     22,617
  State and municipal ..........      1,365      6,461     17,170
  Mortgage-backed & asset-backed          4          6         10
                                   --------   --------   --------

        Total held to maturity .      2,353     10,492     39,797


Trading securities
------------------
   Mutual funds ................      3,408      3,223      3,329
                                   --------   --------   --------
        Total trading securities      3,408      3,223      3,329
                                   --------   --------   --------


            Total securities ...   $119,244   $109,712   $106,195
                                   ========   ========   ========


Securities Maturity Schedule at December 31, 2005
-------------------------------------------------

                                      1 Year and Less   1 to 5 Years     5 to 10 Years    Over 10 Years        Total
                                      ---------------   -------------    -------------    -------------    --------------
                                       Balance  Rate    Balance  Rate    Balance  Rate    Balance  Rate    Balance   Rate
                                      --------  -----   -------  ----    -------  ----    -------  ----    -------  -----
Available for sale
------------------
 Government agencies.................. $20,330  2.59%   $33,117  3.56%   $     -          $     -          $ 53,447  3.19%
  State and municipal.................   4,588  2.67%    11,422  3.68%    10,635  4.71%         -            26,645  3.92%
  Mortgage-backed & asset-backed (1)..   1,534  4.24%    20,115  4.11%     7,806  4.75%       988  5.52%     30,443  4.33%
  Equity Securities (2)...............   2,948  4.03%         -                -                -             2,948  4.03%
                                       -------          -------          -------          -------          --------
        Total available for sale...... $29,400          $64,654          $18,441          $   988          $113,483  2.53%
                                       =======          =======          =======          =======          ========

Held to Maturity
----------------
  Government agencies................. $   984  4.54%   $     -          $     -          $     -          $    984  4.54%
  State and municipal.................     718  5.30%       647  5.03%         -                -             1,365  5.17%
  Mortgage-backed & asset-backed (1)..       1  8.03%         3  5.83%         -                -                 4  6.38%
                                       -------          -------          -------          -------          --------
        Total held to maturity........ $ 1,703          $   650          $     -          $     -          $  2,353  4.91%
                                       =======          =======          =======          =======          ========

Trading Securities
------------------
   Mutual funds (2)...................   3,408  2.66%   $     -          $     -          $     -          $  3,408  2.66%
                                       -------          -------          -------          -------          --------
        Total trading securities...... $ 3,408          $     -          $     -          $     -          $  3,408  2.66%
                                       =======          =======          =======          =======          ========

(1) Mortgage-backed and asset-backed securities maturities are based on average life at the projected prepayment speed.
(2)  Equity securities and mutual funds have no maturities

                             ----------------------

The majority of the securities portfolio is comprised government agency securities, and mortgage-backed obligations. Trading securities consist solely of mutual funds held in a grantor trust, established for the Monroe Bancorp Directors' and Executives' Deferred Compensation Plan.

The securities portfolio carries varying degrees of risk. Investments in government agency and mortgage-backed securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2005. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10 percent of the Company's shareholders' equity as of December 31, 2005. The Company does not use off-balance sheet derivative financial instruments. As of December 31, 2005 and December 31, 2004, the securities portfolio held no structured notes.

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

The Company's primary lending area generally includes Monroe, Lawrence, Jackson, Hendricks, Hamilton and contiguous counties in South Central Indiana. The Company extends out-of-area credit only to borrowers who are considered to be low risk, and then, only on a limited basis.

The following table reflects outstanding balances by loan type.

                                Loans Outstanding
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                December 31,
                            ----------------------------------------------------
                              2005       2004       2003       2002       2001
                            --------   --------   --------   --------   --------
Commercial and industrial   $ 89,850   $ 85,420   $ 81,989   $ 76,301   $ 72,640
Agricultural ............      1,427        992      1,028      1,322      1,084
Real estate:
   One-to-four-family ...    100,493    105,339    105,455    111,297    119,709
   Multi-family .........     59,057     52,087     43,682     44,640     41,941
   Commercial ...........    156,014    128,167    108,871     88,661     71,057
   Construction .........     68,066     61,828     40,560     27,471     28,013
   Home equity ..........     27,479     25,390     21,044     17,927     13,637
   Farm land ............      3,216      1,450      1,538      1,270      1,256
Installment .............     19,864     16,412     20,344     22,426     22,463
                            --------   --------   --------   --------   --------
        Total loans .....   $525,466   $477,085   $424,511   $391,315   $371,800
                            ========   ========   ========   ========   ========


The following table presents the composition of the loan portfolio expressed as a percent of total loans.

                                              December 31,
                            ----------------------------------------------------
                             2005      2004       2003       2002       2001
                           --------  --------   --------   --------   --------
Commercial and industrial   17.11 %   17.91 %    19.32 %    19.50 %    19.54 %
Agricultural ............    0.27 %    0.21 %     0.24 %     0.34 %     0.29 %
Real estate:
   One-to-four-family ...   19.12 %   22.08 %    24.84 %    28.44 %    32.20 %
   Multi-family .........   11.24 %   10.92 %    10.29 %    11.41 %    11.28 %
   Commercial ...........   29.69 %   26.86 %    25.65 %    22.66 %    19.11 %
   Construction .........   12.95 %   12.96 %     9.55 %     7.02 %     7.53 %
   Home equity ..........    5.23 %    5.32 %     4.96 %     4.58 %     3.67 %
   Farm land ............    0.61 %    0.30 %     0.36 %     0.32 %     0.34 %
Installment .............    3.78 %    3.44 %     4.79 %     5.73 %     6.04 %
                           --------  --------   --------   --------   --------
         Total ..........  100.00 %  100.00 %   100.00 %   100.00 %   100.00 %
                           ========  ========   ========   ========   ========

The following table reflects the maturity schedule of loans. Also indicated are fixed and variable rate loans maturing after one year.


                                 Loan Liquidity
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                      Loan Maturities at December 31, 2005
                                    ------------------------------------------
                                     1 Year     1 - 5      Over 5
                                    and Less    Years      Years       Total
                                    --------   --------   --------   --------
Commercial and industrial .......   $ 43,299   $ 32,267   $ 15,711   $ 91,277
Real estate:
     One-to-four-family .........      8,601      3,357     88,535    100,493
     Multi-family ...............         --      4,140     54,917     59,057
     Commercial .................      9,329     17,785    128,900    156,014
     Construction ...............     34,208     27,298      6,560     68,066
     Home equity ................         --         93     27,386     27,479
     Farm land ..................         59        160      2,997      3,216
Installment .....................      2,477      9,233      8,154     19,864
                                    --------   --------   --------   --------
          Total loans ...........   $ 97,973   $ 94,333   $333,160   $525,466
                                    ========   ========   ========   ========


Loans maturing after 1 year with:
    Fixed interest rates ........              $ 28,745   $ 72,800
    Adjustable interest rates ...                65,588    260,360
                                               --------   --------
                                               $ 94,333   $333,160
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

                               Deposit Information
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                        2005                 2004                 2003
                                 -----------------    -----------------    -----------------
                                  Amount     Rate      Amount     Rate      Amount     Rate
                                 --------   ------    --------   ------    --------   ------
Noninterest-bearing ..........   $ 77,181             $ 75,506             $ 66,249
Interest-bearing demand ......    195,171    1.79%     161,365    0.65%     155,386    0.66%
Savings deposits .............     22,103    0.36%      24,284    0.29%      26,011    0.57%
Time .........................    226,780    3.29%     198,610    2.70%     177,732    3.02%
                                 --------             --------             --------
        Total average deposits   $521,235    2.48%    $459,765    1.69%    $425,378    1.82%
                                 ========             ========             ========


Certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                   At December 31,
                           ------------------------------
CD's over $100,000           2005       2004       2003
                           --------   --------   --------

    3 months or less ..... $ 26,571   $ 35,910   $ 14,030
    3 through 6 months ...   12,479     12,462      8,499
    6 through 12 months ..   58,625     17,851     14,232
    Over 12 months .......   39,731     19,635     26,143
                           --------   --------   --------
                           $137,406   $ 85,858   $ 62,904
                           ========   ========   ========


Certificates of deposit of $100,000 or more totaled $137.4 million at December 31, 2005, which was an increase of $51.5 million over December 31, 2004. The Company began using brokered CDs as an alternative funding source in 2005. The majority of the increase in CDs of $100,000 or more was in brokered CDs, which were $49.7 million at December 31, 2005. While the Company's primary focus for 2006 will be on growing core deposits, management anticipates it will continue to use brokered CDs as an alternative funding source in the future.

                                   Borrowings
                                   ----------

A detailed schedule of short-term borrowings follows:

                              Short-term Borrowings
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                           December 31,
                                                                     2005      2004      2003
                                                                   -------   -------   -------
Repurchase agreements outstanding ...............................  $40,519   $41,761   $48,507
Federal funds purchased .........................................       --    17,000     8,900
                                                                   -------   -------   -------
Total short-term borrowings .....................................  $40,519   $58,761   $57,407
                                                                   =======   =======   =======


Average federal funds purchased during the year .................  $ 6,779   $11,131   $ 1,483

Average repurchase agreements during the year ...................   $39,254   $42,762   $42,835

Maximum month-end repurchase agreements .........................   $46,622   $46,916   $48,507

YTD Average interest rate on repurchase agreements...............     2.70%      0.84%     0.60%
Average interest rate at end of period on repurchase agreements..     3.68%      1.65%     0.49%




Repurchase agreements are borrowings, the majority of which mature daily, and are secured by U.S. Treasury and government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLB") in 1997 and has the authority of the Company's Board of Directors to borrow up to $57 million from the FHLB. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and multi-family loans. Other borrowings, consisting of FHLB advances and loans sold under repurchase agreements, were $36.2 million and $38.6 million, as of December 31, 2005 and 2004, respectively. The FHLB borrowings accounted for the vast majority of other borrowings. The Company had a net decrease in borrowings from the FHLB of $4.2 million during 2005. The Company expects to primarily use deposit growth in the future as a source of loan funding and for general liquidity, but may continue to supplement this with additional FHLB advances.

                                    Liquidity
                                    ---------


A table detailing the maturity and repricing of the Company's assets accompanied by a discussion of the Company's interest rate sensitivity and liquidity is presented in the 2005 Annual Report to Shareholders - Financial Review - Management's Discussion and Analysis on pages 10 to 12 under the caption "Interest Rate Sensitivity and Disclosures about Market Risk" and on pages 12 to 13 under the caption "Liquidity."

The following table details the main components of cash flows for the years ended December 31, 2005 and 2004.


                            Funding Uses and Sources
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                           Year Ended December 31, 2005      Year Ended December 31, 2004
                                          ------------------------------    ------------------------------
                                                     Increase/(Decrease)               Increase/(Decrease)
                                          Average    -------------------    Average    -------------------
                                          Balance     Amount    Percent     Balance     Amount    Percent
                                          -------     ------    -------     -------     ------    -------
Funding Uses
------------
Loans, net of unearned income .........   $499,503   $ 48,448    10.74 %    $451,055   $ 39,293      9.54 %
Taxable securities ....................     94,565      5,717     6.43 %      88,848     11,724     15.20 %
Tax-exempt securities .................     17,213       (642)   (3.60)%      17,855     (5,500)   (23.55)%
Interest-bearing deposits .............      1,509     (2,234)  (59.68)%       3,743     (1,055)   (21.99)%
FHLB stock ............................      2,506        113     4.72 %       2,393        205      9.37 %
Federal funds sold ....................      2,796      2,044   271.81 %         752     (7,582)   (90.98)%
                                          --------   --------               --------   --------
          Total uses ..................   $618,092   $ 53,446     9.47 %    $564,646   $ 37,085      7.03 %
                                          ========   ========               ========   ========

Funding Sources
---------------
Noninterest-bearing deposits ..........   $ 77,181   $  1,675     2.22 %    $ 75,506   $  9,257     13.97 %
Interest-bearing demand, savings & time    444,054     59,795    15.56 %     384,259     25,130      7.00 %
Short-term borrowings .................     46,032     (7,861)  (14.59)%      53,893      9,575     21.61 %
Other borrowings ......................     39,072     (1,997)   (4.86)%      41,069     (1,655)    (3.87)%
                                          --------   --------               --------   --------
          Total sources ...............   $606,339   $ 51,612     9.30 %    $554,727   $ 42,307      8.26 %
                                          ========   ========               ========   ========



                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2005 and 2004, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines discussed in the "Capital Regulations" subsection of the "Regulation and Supervision" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2005 management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

                                     Capital
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                  At December 31,
                                                               ---------------------
                                                                 2005         2004
                                                               --------     --------
Tier 1 capital
     Shareholders' equity ..................................   $ 50,514     $ 47,384
     Less: Intangibles .....................................         --           --
     Add:  Unrealized loss on securities ...................      1,265          198
     Deduct:  Unrealized loss on available for sale equities        (52)          --
                                                               --------     --------
          Total Tier 1 capital .............................   $ 51,727     $ 47,582
                                                               ========     ========


Total risk-based capital
     Tier 1 capital ........................................   $ 51,727     $ 47,582
     Tier 2 capital ........................................      5,585        5,194
                                                               --------     --------
          Total risk-based capital .........................   $ 57,312     $ 52,776
                                                               ========     ========



Risk weighted assets .......................................   $523,969     $460,648

Quarterly average assets ...................................   $692,263     $627,666

Risk-based ratios:
     Tier 1 capital (to risk-weighted assets) ..............       9.87%       10.33%

     Total risk-based capital (to risk-weighted assets) ....      10.94%       11.46%

     Leverage ratio (Tier 1 capital to average assets) .....       7.47%        7.58%



ITEM 1A.  RISK FACTORS
SLOWER THAN ANTICIPATED GROWTH IN THE BANK'S NEW BRANCHES COULD RESULT IN REDUCED NET INCOME

The Company has placed a strategic emphasis on expanding the branch network of the Bank. The Company opened a full service branch in Brownsburg, Hendricks County, Indiana in January of 2006 and anticipates opening a full service branch in Plainfield, Hendricks County, Indiana during the fourth quarter of 2006. Executing this strategy carries risks of slower than anticipated growth in the new branches. New branches require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in the new branches could result in lower than expected revenues and net income generated by those investments. Opening new branches could result in more additional expenses than anticipated and divert resources from current core operations.

INABILITY TO HIRE OR RETAIN CERTAIN KEY PROFESSIONALS, MANAGEMENT AND STAFF COULD ADVERSELY AFFECT OUR REVENUES AND NET INCOME

The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as the loan and deposit portfolios. The loss of key staff may adversely affect the Company's ability to maintain and manage these portfolios effectively, which could negatively affect the Company's revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company's net income.

THE COMPANY IS SUBJECT TO INTEREST RATE RISK

The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company's ability to originate loans and obtain deposits and the fair value of the Company's financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

THE COMPANY'S ALLOWANCE FOR POSSIBLE LOAN LOSSES MAY BE INSUFFICIENT

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company's financial condition and results of operations.

THE COMPANY IS SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH LENDING ACTIVITIES

A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's financial condition and results of operations.

THE COMPANY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED

Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY'S INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company's information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.

THE TRADING VOLUME IN THE COMPANY'S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES

Although the Company's common stock is listed for trading on NASDAQ National Market, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company's common stock, significant sales of the Company's common stock, or the expectation of these sales, could cause the Company's stock price to fall.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

The Company, through the Bank, currently operates its business from its main office in downtown Bloomington, Indiana and from sixteen additional locations in Monroe, Jackson, Hendricks Hamilton and Lawrence counties in Indiana. The Company also has an operations center. Information about those locations is set forth in the table on the following page.

--------------------------------------------------------------------------------------------------------------------
NAME OF OFFICE                            LOCATION / TELEPHONE NUMBER                                 OWNED/LEASED
--------------------------------------------------------------------------------------------------------------------
Downtown Main Office                      210 East Kirkwood Avenue                                    Owned
                                          Bloomington, IN 47408
                                          (812) 336-0201
--------------------------------------------------------------------------------------------------------------------
Ellettsville Banking Center               4616 West Richland Plaza                                    Owned
                                          Bloomington, IN 47404
                                          (812) 876-6044
--------------------------------------------------------------------------------------------------------------------
Highland Village Banking Center           4191 West Third Street                                      Owned
                                          Bloomington, IN 47403
                                          (812) 331-3501
--------------------------------------------------------------------------------------------------------------------
Kinser Crossing Banking Center            1825 North Kinser Pike                                      Leased
                                          Bloomington, IN 47404
                                          (812) 331-3518
--------------------------------------------------------------------------------------------------------------------
Kirkwood Auto Branch                      306 East Kirkwood Avenue                                    Owned
                                          Bloomington, IN 47408
                                          (812) 331-3510
--------------------------------------------------------------------------------------------------------------------
Loan Center                               111 South Lincoln Street                                    Owned
                                          Bloomington, IN 47408
                                          (812) 331-3555
--------------------------------------------------------------------------------------------------------------------
Mall Road Banking Center                  2801 Buick-Cadillac Blvd.                                   Owned
                                          Bloomington, IN 47401
                                          (812) 331-3507
--------------------------------------------------------------------------------------------------------------------
Walnut Park Banking Center                2490 South Walnut Street                                    Owned
                                          Bloomington, IN 47403
                                          (812) 331-3514
--------------------------------------------------------------------------------------------------------------------
Brownstown Banking Center                 1051 West Spring Street                                     Owned
                                          Brownstown, IN 47220
                                          (812) 358-3171
--------------------------------------------------------------------------------------------------------------------
Avon Banking Center                       7517 Beechwood Centre Road, Suite 300                       Leased
                                          Avon, IN 46123
                                          (317) 272-7820
--------------------------------------------------------------------------------------------------------------------
Brownsburg Banking Center (1)             1490 North Green Street                                     Owned
                                          Brownsburg, IN 46112
                                          (317) 858-2720
--------------------------------------------------------------------------------------------------------------------
Plainfield Banking Center                 2059 Hadley Road                                            Leased
                                          Plainfield, IN 46168
                                          (317) 837-520
--------------------------------------------------------------------------------------------------------------------
Carmel Loan Production Office             11711 N. Meridian Street, Suite 170                         Leased
                                          Carmel, IN 46032
                                          (317) 571-2062
--------------------------------------------------------------------------------------------------------------------
Bedford Banking Center                    Limestone Business Center, 2119 West 16th Street            Leased
                                          Bedford, IN 47421
                                          (812) 275-7800
--------------------------------------------------------------------------------------------------------------------
Bell Trace Branch                         800 Bell Trace Circle                                       Leased
                                          Bloomington, IN 47408
                                          (812) 331-3575
--------------------------------------------------------------------------------------------------------------------
Meadowood Branch                          2455 Tamarack Trail                                         Leased
                                          Bloomington, IN  47408
                                          (812) 353-7722
--------------------------------------------------------------------------------------------------------------------
Redbud Hills Branch                       3211 E. Moores Pike                                         Leased
                                          Bloomington, IN  47401
                                          (812) 353-7720
--------------------------------------------------------------------------------------------------------------------
Operations Center                         5001 North State Road 37-Business                           Leased
                                          Bloomington, IN  47404
--------------------------------------------------------------------------------------------------------------------

(1)  Branch was placed in service January 16, 2006

The Company owns its main office. It owns eight of its other branch locations and leases space for eight branches. The Company also leases its Operations Center. The main office contains approximately 18,656 square feet of space, and is occupied solely by the Company. The Company's data processing center, bookkeeping, loan operations and deposit operations departments are located at the Operations Center.


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

The Company is a creditor in two pending Chapter 11 cases filed by a real estate developer and his real estate development corporation. The Chapter 11 Trustee appointed in the bankruptcy cases filed a complaint in the Bankruptcy Court against the Company and 17 other named defendants seeking unspecified damages on theories of fraudulent transfer and preference. The Company and the Trustee have reached a settlement of the Trustee's claims against the Company for payment of the sum of $50,000, plus assignment of a promissory note payable by the Trustee to the Company in the principal amount of $20,000, subject to Bankruptcy Court approval. Most of the 17 other named defendants alleged cross claims against the Company for indemnification and those claims have been dismissed by the Bankruptcy Court for lack of jurisdiction. These other defendants may subsequently reassert their alleged indemnification claims against the Company in other forums. In addition, some of these other defendants have alleged certain other claims in other pending litigation or have threatened claims against the Bank. While the Company denies any liability for any of these claims, it is impossible to predict the outcome of any such pending litigation or potential future litigation or the full range of potential loss to the Company. Furthermore, on February 17, 2005, the loan officer who made the loans related to the claims and threatened claims was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company. The Company has not recorded any liability in its December 31, 2005 financial statements for these matters.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES.

The Company's common stock is quoted on the Nasdaq National Market under the symbol "MROE." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported by the Nasdaq National Market:


                         2005                 2004        Dividends Declared
   -------------------------------------------------------------------------
   Quarter          High       Low       High      Low       2005      2004
   -------------------------------------------------------------------------
   First Quarter  $ 16.50   $ 14.37    $ 14.95   $ 12.81   $0.1182   $0.1182
   Second Quarter   15.45     13.34      15.35     14.36    0.1182    0.1182
   Third Quarter    15.90     14.36      15.45     14.45    0.1182    0.1182
   Fourth Quarter   16.08     14.09      16.76     14.72    0.1200    0.1182


In each quarter during 2005 and 2004, the Company declared and paid the cash dividends listed in the table above for a per share total of $ 0.4746 and $
0.4728 for 2005 and 2004, respectively. Per share dividends paid prior to the stock dividend (paid on November 17, 2005) have been restated for the effect of the stock dividend. The Company has paid a regular cash dividend for over twenty-four consecutive years. The Company currently expects that comparable cash dividends will continue to be paid in the future.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total shareholders' equity of the Bank at December 31, 2005 was $50.5 million of which $42.3 million was restricted from dividend distribution to the Company. The Company does not anticipate that this regulatory limitation will affect the future payment of dividends.

As of March 1, 2006, there were approximately 297 shareholders of record.

During 2005, one director exercised stock options. On February 17, 2005 the Company sold 5,500 shares of common stock at $12.045 per share, or an aggregate of $66,250 to David Baer pursuant to the exercise by Mr. Baer of a stock option. These shares were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933. Mr. Baer exchanged 4,207.56 shares of stock with a fair value of $15.7454 per share for a total of $66,250 for the option shares.

ITEM 6.          SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 2 through 3 of the Company's 2005 Annual Report to Shareholders - Financial Review under the caption "Five-Year Financial Summary."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 4 through 18 of the Company's 2005 Annual Report to Shareholders - Financial Review under the caption "Management's Discussion and Analysis."


ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

The information required under this item is incorporated by reference to pages 10 through 12 of the Company's 2005 Annual Report to Shareholders - Financial Review - Management's Discussion and Analysis under the caption "Interest Rate Sensitivity and Disclosures about Market Risk."


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 20 through 42 of the Company's 2005 Annual Report to Shareholders - Financial Review.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A.         CONTROLS AND PROCEDURES.

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


Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Monroe Bancorp
Bloomington, Indiana


We have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting, that Monroe Bancorp maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Monroe Bancorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Monroe Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of December 31, 2005 and our report dated February 6, 2006 expressed an unqualified opinion thereon.



BKD, LLP

Indianapolis, Indiana
February 6, 2006

ITEM 9B.         OTHER INFORMATION.

On November 17, 2005, the Company's Board of Directors approved the Monroe Bancorp Directors' 2005 Deferred Compensation Plan (the "Directors' Plan") and the Monroe Bancorp Executives' 2005 Deferred Compensation Plan (the "Executives' Plan") (collectively referred to as the "Plans"), both effective January 1, 2005. Any duly elected member of Monroe Bancorp's Board of Directors is eligible to participate in the Directors' Plan. Designated executives in a select group of management or highly compensation employees are eligible to participate in the Executives' Plan. The Plans are administered by the Compensation Committee of the Board of Directors (the "Committee"). Under the Plans, directors may elect to defer receipt of all or part of their director fees and executives may elect to defer all or a portion of their base salary, annual bonus or other Committee designated compensation for personal retirement or financial planning. Deferral elections for a particular year must generally be made prior to the beginning of that year and are irrevocable once the year begins.

Deferrals are credited to a bookkeeping account maintained by the Committee. Participants are at all times 100% vested in their deferral accounts. Deferral accounts will be increased or decreased based on the increase or decrease in one or more "investment funds" established by the Committee for the Plans. Participants may elect which investment fund or funds will be used for this purpose for their own deferral accounts. Monroe Bancorp stock will be used for one investment fund.

Participants may elect to have their deferral accounts paid to them in either a single sum or installments. Payment will be made or commenced on a specified date (which may not be any sooner than two plan years after the year to which the deferral election relates) or upon termination of service as elected by the participants. Distributions are also made to a participant's designated beneficiary upon death.
Benefit security for the Plans will be provided by a funded "rabbi" trust. Monroe Bancorp may terminate the Plans at any time; however, benefits will be paid as defined in the Plans.

A copy of the Directors' Plan is filed as Exhibit 10(xi) to this Form 10-K, a copy of the form of agreement under the Directors' Plan is filed as Exhibit 10(xiii) to this Form 10-K, copy of the Executives' Plan is filed as Exhibit 10(xii) to this Form 10-K, and a copy of the form of agreement under the Executives' Plan is filed as Exhibit 10(xiv) to this Form 10-K.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.


ITEM 11.         EXECUTIVE COMPENSATION.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 11 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

-------------------------------------------------------------------------------------------------------------
                                 Number of securities                          Number of securities remaining
                                         to be            Weighted-average      available for future issuance
         Plan Category                issued upon        exercise price of        under equity compensation
                                      exercise of       outstanding options      plans-excluding securities
                                  outstanding options                           reflected in the first column
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by shareholders          363,750               $ 18.16                    138,950
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                         0                     0                           0
shareholders
-------------------------------------------------------------------------------------------------------------
Totals                                  363,750               $ 18.16                    138,950
-------------------------------------------------------------------------------------------------------------


In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 12 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 12, with the exception of the table presented above, is incorporated herein by reference to such Proxy Statement.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 13 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.


ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 14 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

                                     PART IV


ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                                                                    Page Number
                                                                    -----------

(a) 1.   Financial Statements:
            Report of Independent Registered Public Accounting Firm...... 19
            Consolidated balance sheets at
               December 31, 2005 and 2004................................ 20
            Consolidated income statements, years ended
               December 31, 2005, 2004 and 2003.......................... 21
            Consolidated statements of shareholders' equity,
               years ended December 31, 2005, 2004 and 2003.............. 22
            Consolidated statements of cash flows, years ended
               December 31, 2005, 2004 and 2003.......................... 23
            Notes to consolidated financial statements................... 24

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

10 (x)* Form of agreement under the 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to the registrant's Form 10-K filed March 14, 2005.

10 (xi)* Monroe Bancorp Directors' 2005 Deferred Compensation Plan is filed as part of this Form 10-K.

10 (xii)*           Monroe Bancorp Executives' 2005 Deferred Compensation Plan
                    is filed as part of this Form 10-K.

10 (xiii)*          Form of agreement under the Monroe Bancorp Directors' 2005
                    Deferred Compensation Plan is filed as part of this Form
                    10-K.

10 (xiv)*           Form of agreement under the Monroe Bancorp Executives' 2005
                    Deferred Compensation Plan is filed as part of this Form
                    10-K.

13 2005 Annual Report to Shareholders (except for the pages and information expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

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

(c) Financial Statement Schedules.

All schedules are omitted as the required information either is not applicable or is included in the 2005 Annual Report to Shareholders or related notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2006.

                                MONROE BANCORP

                                By: /s/ Mark D. Bradford
                                    --------------------------------------------
                                    Mark D. Bradford, President, Chief Executive
                                    Officer, (Principal Executive Officer)


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

Signature                                   Title/Capacity
---------                                   --------------
Date
----

/s/ Mark D. Bradford                President, Chief Executive Officer
-------------------------------     (Principal Executive Officer) and Director
Mark D. Bradford
March 10, 2006

/s/ Gordon M. Dyott                 Executive Vice President, Chief Financial
-------------------------------     Officer (Principal Financial Officer)
Gordon M. Dyott
March 14, 2006

/s/ Kathryn E. Burns                Vice President, Director of Finance
-------------------------------     (Principal Accounting Officer)
Kathryn E. Burns
March 14, 2006

/s/ Charles R. Royal, Jr            Director, Chairman
-------------------------------
Charles R. Royal, Jr.
March 7, 2006

/s/ James D. Bremner                Director
-------------------------------
James D. Bremner
March 8, 2006

/s/ Bradford J. Bomba, Jr., M.D.    Director
-------------------------------
Bradford J. Bomba, Jr. M.D.
March 7, 2006

/s/ Steven R. Crider                Director
-------------------------------
Steven R. Crider
March 8, 2006

/s/ Timothy D. Ellis                Director
-------------------------------
Timothy D. Ellis
March 7, 2006

/s/ Joyce Claflin Harrell           Director
-------------------------------
Joyce Claflin Harrell
March 7, 2006

/s/ Harry F. McNaught, Jr.          Director
-------------------------------
Harry F. McNaught, Jr.
March 9, 2006

/s/ Paul W. Mobley                  Director
-------------------------------
Paul W. Mobley
March 10, 2006