Form 10-Q
period 2006-03-31
MONROE BANCORP
filed 2006-05-09
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]           No [X]

Outstanding Shares of Common Stock on April 30, 2006:  6,639,842

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                              Page No.
                                                                              --------

Part I. Financial Information:

    Item 1.    Financial Statements:

                  Consolidated Condensed Balance Sheets...........................3

                  Consolidated Condensed Statements of Income - Three Months......4

                  Consolidated Condensed Statement of Shareholders' Equity........5

                  Consolidated Condensed Statements of Cash Flows.................6

                  Notes to Consolidated Condensed Financial Statements............7

    Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................10

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk........17

    Item 4.    Controls and Procedures...........................................19

Part II.  Other Information:

    Item 1.    Legal Proceedings.................................................19

    Item 1A.   Risk Factors......................................................20

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......20

    Item 3.    Defaults Upon Senior Securities...................................20

    Item 4.    Submission of Matters to a Vote of Security Holders...............20

    Item 5.    Other Information.................................................20

    Item 6.  Exhibits............................................................20

Signatures.......................................................................23

Exhibit Index....................................................................24

Part I. Financial Information

Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                               March 31,   December 31,
                                                                 2006         2005
                                                              (Unaudited)
                                                               ---------    ---------
Assets
       Cash and due from banks .............................   $  17,409    $  26,634
       Federal funds sold ..................................         575        7,100
       Interest-earning deposits ...........................         818        2,866
                                                               ---------    ---------
             Total cash and cash equivalents ...............      18,802       36,600

       Trading securities, at fair value ...................       3,325        3,408
       Investment securities:
            Available for sale .............................     114,259      113,483
            Held to maturity ...............................       2,054        2,353
                                                               ---------    ---------
                 Total investment securities ...............     116,313      115,836

       Loans ...............................................     538,472      524,158
       Allowance for loan losses ...........................      (5,675)      (5,585)
                                                               ---------    ---------
            Net loans ......................................     532,797      518,573
       Loans held for sale .................................       1,914        1,308
       Premises and equipment ..............................      14,003       13,039
       Federal Home Loan Bank of Indianapolis stock, at cost       2,545        2,545
       Other assets ........................................      22,236       21,751
                                                               ---------    ---------
                  Total assets .............................   $ 711,935    $ 713,060
                                                               =========    =========

Liabilities
       Deposits:
            Noninterest-bearing ............................   $  81,495    $  85,198
            Interest-bearing ...............................     485,226      490,983
                                                               ---------    ---------
                 Total deposits ............................     566,721      576,181

       Borrowings ..........................................      85,965       76,762
       Other liabilities ...................................       7,885        9,603
                                                               ---------    ---------
                  Total liabilities ........................     660,571      662,546

Commitments and Contingent Liabilities

Shareholders' Equity
       Common stock, no-par value
           Authorized, 18,000,000 shares
           Issued and outstanding - 6,639,842 shares .......         137          137
       Additional paid-in capital ..........................      11,303       11,277
       Retained earnings ...................................      41,680       40,700
       Accumulated other comprehensive loss ................      (1,421)      (1,265)
       Unearned ESOT shares ................................        (335)        (335)
                                                               ---------    ---------
                  Total shareholders' equity ...............      51,364       50,514
                                                               ---------    ---------
                  Total liabilities and shareholders' equity   $ 711,935    $ 713,060
                                                               =========    =========

            See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       Three Months Ended
                                                                           March 31,
                                                                       ------------------
                                                                          2006      2005
                                                                        -------   -------
Interest Income
       Loans, including fees ........................................   $ 9,030   $ 6,884
       Trading securities ...........................................        20        15
       Investment securities
            Taxable .................................................       854       761
            Tax exempt ..............................................       216       113
       Federal funds sold ...........................................        41         6
       Other interest income ........................................        14         9
                                                                        -------   -------
                  Total interest income .............................    10,175     7,788
                                                                        -------   -------

Interest Expense
       Deposits .....................................................     3,835     2,124
       Short-term borrowings ........................................       516       245
       Other borrowings .............................................       393       393
                                                                        -------   -------
                  Total interest expense ............................     4,744     2,762
                                                                        -------   -------
                  Net interest income ...............................     5,431     5,026
       Provision for loan losses ....................................       300       330
                                                                        -------   -------
                  Net interest income after provision for loan losses     5,131     4,696
                                                                        -------   -------

Noninterest Income
       Fiduciary activities .........................................       409       376
       Service charges on deposit accounts ..........................       866       756
       Commission income ............................................       202       225
       Securities gains .............................................        44        66
       Unrealized gains (losses) on trading securities ..............        29       (46)
       Net gains on loans sales .....................................       184       237
       Debit card interchange fees ..................................       184       150
       Other operating income .......................................       331       270
                                                                        -------   -------
                  Total other income ................................     2,249     2,034
                                                                        -------   -------

Noninterest Expenses
       Salaries and employee benefits ...............................     2,827     2,579
       Net occupancy and equipment expense ..........................       777       644
       Advertising ..................................................       219       119
       Legal fees ...................................................        87       180
       Appreciation (depreciation) in directors' and executives'
            deferred compensation plans .............................        96       (32)
       Other operating expense ......................................       816       779
                                                                        -------   -------
                  Total other expenses ..............................     4,822     4,269
                                                                        -------   -------

                  Income before income tax ..........................     2,558     2,461
                  Income tax expense ................................       785       818
                                                                        -------   -------
                             Net income .............................   $ 1,773   $ 1,643
                                                                        =======   =======

       Basic and diluted earnings per share .........................   $  0.27   $  0.25
       Dividends declared and paid per share ........................    0.1200    0.1182

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                           For the Three Months Ended
                                 March 31, 2006
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                            Unearned
                                         Common Stock                                         Accumulated   Employee
                                    -------------------  Additional                              Other        Stock
                                       Shares             Paid in   Comprehensive  Retained  Comprehensive  Ownership
                                    Outstanding  Amount   Capital       Income     Earnings      Loss      Trust Shares   Total
                                    ---------------------------------------------------------------------------------------------
Balances January 1, 2006............ 6,639,842   $ 137    $ 11,277                 $ 40,700    $ (1,265)     $ (335)     $50,514

Comprehensive Income:
  Net income for the period.........                                   $ 1,773        1,773                                1,773
  Other comprehensive income
     -unrealized loss on securities                                       (156)                    (156)                    (156)
ESOT shares earned..................                            10                                                            10
Stock option compensation                                                                                                     --
     expense........................                            16                                                            16
Cash dividend ($.12 per share)                                                         (793)                                (793)
                                     --------------------------------------------------------------------------------------------
Balances March 31, 2006............. 6,639,842   $ 137    $ 11,303     $ 1,617     $ 41,680    $ (1,421)     $ (335)     $51,364
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

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 --------------------
                                                                                   2006        2005
                                                                                 --------    --------
Operating Activities
        Net income ...........................................................   $  1,773    $  1,643
        Adjustments to reconcile net income to net cash provided
                by operating activities:
             Provision for loan losses .......................................        300         330
             Depreciation and amortization ...................................        273         251
             Deferred income tax .............................................        (36)        (73)
             Investment securities amortization, net .........................         28          65
             Securities gain .................................................        (44)        (64)
             Origination of loans held for sale ..............................    (13,485)    (14,318)
             Proceeds from sale of loans held for sale .......................     13,063      14,634
             Gain on sale of loans held for sale .............................       (184)       (237)
             ESOT compensation ...............................................         10           4
             Stock-based compensation expense ................................         16          --
             Net change in:
                  Trading securities .........................................        127          89
                  Interest receivable and other assets .......................       (361)     (1,005)
                  Interest payable and other liabilities .....................     (1,718)        617
                                                                                 --------    --------
                            Net cash provided (used) by operating activities .       (238)      1,936
                                                                                 --------    --------

Investing Activities
        Purchase of securities available for sale ............................     (8,566)    (15,369)
        Proceeds from sales of securities available for sale .................         --       7,740
        Proceeds from paydowns and maturities of securities available for sale      7,517       4,507
        Proceeds from paydowns and maturities of securities held to maturity .        300       2,670
        Purchase of FHLB stock ...............................................         --         (25)
        Net change in loans ..................................................    (14,524)    (12,147)
        Purchase of premises and equipment ...................................     (1,237)       (286)
                                                                                 --------    --------
                            Net cash used by investing activities ............    (16,510)    (12,910)
                                                                                 --------    --------

Financing Activities
        Net change in:
             Noninterest-bearing, interest-bearing demand and savings deposits     (8,854)     21,921
             Certificates of deposit .........................................       (606)      8,371
             Borrowings ......................................................     11,203     (16,135)
        Proceeds from Federal Home Loan Bank advances ........................         --          --
        Repayments of Federal Home Loan Bank advances ........................     (2,000)     (4,000)
        Cash dividends paid ..................................................       (793)       (780)
        Stock options exercised ..............................................         --          66
        Repurchase of common stock ...........................................         --         (66)
                                                                                 --------    --------
                            Net cash provided (used) by financing activities .     (1,050)      9,377
                                                                                 --------    --------
Net Change in Cash and Cash Equivalents ......................................    (17,798)     (1,597)
Cash and Cash Equivalents, Beginning of Period ...............................     36,600      21,396
                                                                                 --------    --------
Cash and Cash Equivalents, End of Period .....................................   $ 18,802    $ 19,799
                                                                                 ========    ========

Supplemental cash flow disclosures
        Interest paid ........................................................   $  4,643    $  2,771
        Income tax paid ......................................................         47          65

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2006
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------
The consolidated condensed financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank") and the Bank's wholly owned subsidiary MB Portfolio Management, Inc. A summary of significant accounting policies is set forth in
Note 1 of Notes to Financial Statements included in the December 31, 2005, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at March 31, 2006, and for the three months ended March 31, 2006 and 2005, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

Note 2:  Shareholders' Equity
-----------------------------
On November 17, 2005, the Company paid a 10 percent stock dividend. All 2005 share and per share data have been restated to reflect this stock dividend.

Note 3: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:


                                                 Three months ended
                                                 ------------------
                                         March 31, 2006       March 31, 2005
                                         --------------       --------------

Net income (in thousands) .........        $     1,773         $     1,643
                                           ===========         ===========

Weighted average shares outstanding          6,639,842           6,639,845

Average unearned ESOT shares ......            (30,937)            (38,620)
                                           -----------         -----------
   Shares used to compute basic
       earnings per share .........          6,608,905           6,601,225

Effect of dilutive securities -
    stock options .................             20,766              22,201
                                           -----------         -----------

   Shares used to compute diluted
        earnings per share ........          6,629,671           6,623,426
                                           ===========         ===========

Earnings per share, basic..........        $      0.27         $      0.25
Earnings per share, diluted........               0.27                0.25

Options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at $22 per share were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.


Note 4: Change in Accounting Principle
--------------------------------------
The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $16,000 in compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

Prior to the adoptions of SFAS 123(R), the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The table on the following page illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Table dollar amounts are in thousands except share and per share data.

                                                              Three Months Ended
                                                                March 31, 2005
                                                              ------------------

     Net income, as reported..................................      $ 1,643
     Less:  Total stock-based employee compensation cost
         determined under the fair value based method, net of
         income taxes.........................................            2
                                                                -----------
     Pro forma net income.....................................      $ 1,641
                                                                ===========

     Earnings per share:
          Basic - as reported.................................      $  0.25
          Basic - pro forma...................................         0.25
          Diluted - as reported...............................         0.25
          Diluted - pro forma.................................         0.25


Note 5:  Reclassifications
--------------------------
Reclassifications of certain amounts in the 2005 consolidated condensed financial statements have been made to conform to the 2006 presentation.

Note 6:  Contingencies
----------------------
The Company is a creditor in two pending Chapter 11 cases filed by a real estate developer and his real estate development corporation. The Chapter 11 Trustee appointed in the bankruptcy cases filed a complaint in the Bankruptcy Court against the Company and 17 other named defendants seeking unspecified damages on theories of fraudulent transfer and preference. The Company and the Trustee have reached a settlement of the Trustee's claims against the Company for payment of the sum of $50,000, plus assignment of a promissory note payable by the Trustee to the Company in the principal amount of $20,000, subject to Bankruptcy Court approval. Most of the 17 other named defendants alleged cross claims against the Company for indemnification and those claims have been dismissed by the Bankruptcy Court for lack of jurisdiction. These other defendants may subsequently reassert their alleged indemnification claims against the Company in other forums. In addition, some of these other defendants have alleged certain other claims in other pending litigation or have threatened claims against the Bank. While the Company denies any liability for any of these claims, it is impossible to predict the outcome of any such pending litigation or potential future litigation or the full range of potential loss to the Company. Furthermore, on February 17, 2005, the loan officer who made the loans related to the claims and threatened claims was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company. The Company has not recorded any liability in its March 31, 2006 financial statements for these matters.

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

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 24 to 26 of the December 31, 2005 Annual Report to Shareholders - Financial Review. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on pages 5 of the 2005 Annual Report to Shareholders -Financial Review. There have been no changes in these critical accounting policies to date.

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

Results of Operations
---------------------

Overview
--------
Net income for the first quarter of 2006 was $1.77 million, a 7.9 percent increase from net income of $1.64 million for the same quarter last year. Basic and diluted earnings per share for the first quarter of 2006 were $0.27, up from $0.25 per share for the first quarter of 2005. Annualized return on average equity (ROE) for the first quarter of 2006 increased to 14.05 percent compared to 13.94 percent for first quarter of 2005. The annualized return on average assets (ROA) was 1.01 percent for the first quarter of 2006 compared to 1.05 percent for the same period of 2005.

Growth in net income primarily resulted from loan growth. Loans at March 31, 2006, were $540.4 million, growing 10.5 percent during the past twelve months. Net interest income for the first quarter of 2006, after the provision for loan losses, increased $435,000, or 9.3 percent over the first quarter of 2005. The growth of net interest income was partially offset by increases in noninterest expense which included additional personnel, occupancy and advertising expense in the Company's Central Indiana market.

Progress continues to be made towards improving asset quality as indicated by several measures of credit quality. At March 31, 2006, non-performing assets and 90-day past due loans totaled $1.6 million (0.23 percent of total assets) compared to $2.0 million (0.28 percent) at December 31, 2005 and $3.9 million (0.61 percent of total assets) at March 31, 2005, a 59.0 percent year-over-year reduction. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.45 percent at March 31, 2006, down from 0.79 percent at March 31 2005.

The Company also opened a new full-service branch in Brownsburg, Indiana in January 2006, which replaced a limited-service office opened in 2002. The Company continues to make steady progress on its planned opening of another full-service branch in Hendricks County late in 2006 or early in 2007.

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

                                                                               Average Balance Sheets and Interest Rates
                                                             ----------------------------------------------------------------------
                                                             Three Months Ended March 31, 2006    Three Months Ended March 31, 2005
                                                             ----------------------------------   ---------------------------------
                                                             Average               Average Rate   Average              Average Rate
                              ASSETS                         Balance    Interest   (annualized)   Balance   Interest   (annualized)
Interest earning assets
    Securities
          Taxable .......................................   $ 90,537    $    918       4.11%     $ 93,120   $    796      3.46%
          Tax-exempt (1) ................................     27,427         360       5.32%       15,575        188      4.90%
                                                            --------    --------                 --------   --------
               Total securities .........................    117,964       1,278       4.39%      108,695        984      3.67%

    Loans (2) ...........................................    537,168       9,046       6.83%      481,315      6,887      5.80%
    FHLB Stock ..........................................      2,545          33       5.26%        2,458         27      4.45%
    Federal funds sold ..................................      3,846          41       4.32%          955          6      2.55%
    Interest-earning deposits ...........................      1,787          23       5.14%        1,855         15      3.28%
                                                            --------    --------                 --------   --------
               Total interest earning assets ............    663,310      10,421       6.37%      595,278      7,918      5.39%
                                                            --------    --------                 --------   --------

Noninterest earning assets
    Allowance for loan losses ...........................     (5,639)                              (5,335)
    Premises and equipment & other assets ...............     35,396                               28,939
    Cash and due from banks .............................     16,774                               17,759
                                                            --------                             --------
               Total assets .............................   $709,841                             $636,641
                                                            ========                             ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
    Total interest-bearing deposits .....................   $486,399       3,835       3.20%     $425,315      2,124      2.03%
    Borrowed funds ......................................     87,594         909       4.21%       83,534        638      3.10%
                                                            --------    --------                 --------   --------
          Total interest-bearing liabilities ............    573,993       4,744       3.35%      508,849      2,762      2.20%
                                                            --------    --------                 --------   --------


Noninterest-bearing liabilities
    Noninterest-bearing demand deposits .................     77,308                               73,767
    Other liabilities ...................................      7,384                                6,222
    Shareholders' equity ................................     51,156                               47,803
                                                            --------                             --------
               Total liabilities and shareholders' equity   $709,841                             $636,641
                                                            ========                             ========


Interest margin recap
Net interest income and interest rate spread
    Tax-equivalent net interest income margin ...........               $  5,677       3.02%                $  5,156      3.19%
    Tax-equivalent net interest margin as a percent of
          total average earning assets ..................                              3.47%                              3.51%
Tax equivalent adjustment (1) ...........................                    246                                 130
                                                                        --------                            --------

               Net interest income ......................               $  5,431                            $  5,026
                                                                        ========                            ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin as a percent of average earning assets was 3.47 percent for the quarter ended March 31, 2006, down from 3.51 percent for the same quarter last year. The decline in the margin was primarily the result of yields in the investment portfolio not increasing at the same pace as rates paid on deposits and borrowings due to the flattening of the yield curve that took place during the last twelve months. The prime rate increased 200 basis points during the last twelve months while the yield on five-year treasury bonds increased by 69 basis points during the same time period. The Bank remained liability sensitive (liabilities reprice more quickly than assets), however the Bank was able to have increases on the rates paid on certain deposit products lag increases in market rates during 2005, which helped moderate the impact of being liability sensitive. More deposits have rates tied to specific indices at March 31, 2006 than at March 31, 2005, so the ability to have deposit rate increases lag market rate increases has declined.

Tax-equivalent net interest income was $5.7 million for the three months ended March 31, 2006 compared to $5.2 million for the same period in 2005, an increase of 9.6 percent. The decrease in the Company's net interest margin caused the growth in net interest income to be less than the 11.4 percent increase in average earning assets.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income increased $215,000 for the three months ended March 31, 2006 compared to the same period in 2005. Omitting the net realized and unrealized gains on rabbi trust securities in the amount of $73,000 in the first quarter of 2006 and losses on rabbi trust securities in the amount of $45,000 in the first quarter of 2005, noninterest income increased $97,000 or 4.7 percent during the first quarter of 2006 compared to the first quarter of 2005.

Significant changes in noninterest income occurred primarily in the following areas:

o Debit card interchange income totaled $184,000 for the first quarter of 2006 compared to $150,000 for the same period in 2005, an increase of $34,000 or 22.7 percent, due to an increase in debit card use.
o Gains on the sale of mortgage loans were $184,000 for the first quarter of 2006 compared to $237,000 for the same period in 2005. A decrease was anticipated due to the rate environment which has slowed refinancing activity and a new program whereby the Company retains certain fixed-rate mortgages which previously would have been sold. The Company has increased its business development efforts to capture a larger portion of the home purchase market.
o Trust fee income totaled $409,000 for the first quarter of 2006 compared to $376,000 for the first quarter of 2005, an increase of $33,000 or 8.8 percent. The Company's Wealth Management Group continued to grow. Trust assets under management grew to $244.0 million at March 31, 2006 compared to $226.6 million at March 31, 2005.
o Service charges on deposit accounts were $866,000 during the first quarter of 2006 compared to $756,000 in the first quarter of 2005, an increase of $110,000 or 14.6 percent. Growth primarily occurred in fees associated with overdrawn accounts (NSF fees).

For the quarter ending March 31, 2006, total noninterest expense increased $553,000 compared to the same period in 2005. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $96,000 in the first quarter of 2006 (which equals the sum of the interest and dividends earned on the rabbi trust and the realized and unrealized gains or losses on the securities in the trust) and depreciation of $32,000 during the first quarter of 2005, noninterest expense increased $425,000 or 9.9 percent.

Significant changes in noninterest expense occurred primarily in the following areas:

o Salary and employee benefits increased by $248,000 or 9.6 percent during the first quarter of 2006 compared to the same period in 2005. Approximately 4 percent of this increase was the result of annual raises with the remainder being the result of a 9.2 percent increase in full-time equivalent employees (FTEs). Approximately 40 percent of the growth in FTEs occurred in Central Indiana.
o Occupancy expense increased by $133,000 or 20.7 percent during the first quarter of 2006 compared to the same period in 2005. This increase occurred as a result of opening our new full-service branch in Brownsburg, Indiana in January and leasing and improving additional space at our Operations Center.
o Advertising expense increased $100,000 or 84.0 percent during the first quarter of 2006 compared to the same period in 2005. The majority of this increase occurred in the Company's Central Indiana region.
o Legal fees decreased $93,000 or 51.7 percent during the first quarter of 2006 compared to the same period in 2005, due to a decrease in legal fees associated with legal actions related to loans made to a certain real estate developer who filed bankruptcy in 2002.


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

The Company's effective tax rate was 30.7 percent for the three months ended March 31, 2005 compared to 33.2 percent for the same period in 2005. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a higher percentage of total income in the first quarter of 2006.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at March 31, 2006 were $711.9 million a decrease of
0.2 percent or $1.1 million compared to $713.1 million at December 31, 2005. Loans (including loans held for sale) grew to $540.4 million at March 31, 2006 compared to $525.5 million at December 31, 2005, an increase of 2.8 percent. The Company's Central Indiana operations provided 78.3 percent of the year-to-date loan growth, with the remainder occurring in the Company's core market of Monroe County and the surrounding counties. Growth primarily occurred in commercial real estate loans. Deposits decreased to $566.7 at March 31, 2006 compared to $576.2 at December 31, 2005, a decrease of $9.5 million or 1.6 percent. The decline in deposits between these two dates is the result of an $11.8 million decline in balances maintained by a single public funds customer whose balances are volatile. Excluding this customer's balances from deposits at December 31, 2005 and March 31, 2006, total deposits increased by $2.3 million. Cash and cash equivalents declined by $17.8 million at March 31, 2006 compared to December 31, 2005 because a large public fund deposit on December 31, 2005 caused cash in transit to be unusually high plus federal funds sold were $6.5 million higher at December 31, 2005 compared to March 31, 2006. Borrowings increased to $86.0 million at March 31, 2006 compared to $76.8 million at December 31, 2005, a 12.0 percent increase. The increase in borrowings was primarily due to an increase in repurchase agreements of 11.2 million. Federal Home Loan Bank advances declined by $2.0 million.

Capital
-------
Shareholders' equity increased $850,000 at March 31, 2006 compared to December 31, 2005. This increase was a result of year-to-date net income of $1.8 million, dividends paid of $793,000, other comprehensive loss, consisting solely of the change (decrease) in net unrecognized gains in the Company's available-for-sale securities portfolio of $156,000, ESOP shares earned of $10,000 and option expense of $16,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2006 and December 31, 2005, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2006 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                         Required for Adequate       To Be Well
                                                              Actual            Capital(1)         Capitalized(1)
                                                      ------------------------------------------------------------
                                                        Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                      ------------------------------------------------------------

           As of March 31, 2006
           --------------------
           Total capital(1)(to risk-weighted assets)
               Consolidated                           $  58,395    10.94%   $ 42,706     8.0%         N/A      N/A
               Bank                                      58,470    11.02      42,458     8.0    $  53,073    10.0%
           Tier I capital(1)(to risk-weighted assets)
               Consolidated                              52,719     9.88      21,353     4.0          N/A      N/A
               Bank                                      52,794     9.95      21,229     4.0       31,844     6.0
           Tier I capital(1)(to average assets)
               Consolidated                              52,719     7.43      28,394     4.0          N/A      N/A
               Bank                                      52,794     7.47      28,264     4.0       35,330     5.0

           As of December 31, 2005
           -----------------------
           Total capital(1)(to risk-weighted assets)
               Consolidated                           $  57,312    10.94%   $ 41,918     8.0%         N/A      N/A
               Bank                                      57,343    11.01      41,660     8.0    $  52,075    10.0%
           Tier I capital(1)(to risk-weighted assets)
               Consolidated                              51,727     9.87      20,959     4.0          N/A      N/A
               Bank                                      51,758     9.94      20,830     4.0       31,245     6.0
           Tier I capital(1)(to average assets)
               Consolidated                              51,727     7.47      27,691     4.0          N/A      N/A
               Bank                                      51,758     7.51      27,565     4.0       34,457     5.0

          (1) As defined by regulatory agencies


Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
One of management's top priorities has been improving credit quality. Management is pleased by the progress made in terms of credit quality over the past year.

The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2006, the Bank had $7.6 million of loans internally classified compared to $8.2 million at December 31, 2005, a
7.9 percent reduction. The allowance for loan losses was $5.7 million, or 1.05 percent of portfolio loans (excluding loans held for sale) at March 31, 2006 compared to

$5.6 million, or 1.06 percent, of portfolio loans at December 31, 2005. A portion of classified loans are nonaccrual loans. The Bank had nonperforming assets (nonaccrual loans, restructured loans and ninety-days past due loans still accruing) totaling $1.6 million, or 0.30 percent of total loans at March 31, 2006 compared to $2.0 million or 0.37 percent of total loans at December 31, 2005. March 31, 2006 nonperforming loans significantly decreased compared to March 31, 2005, when nonperforming loans were $3.5 million, or 0.72 percent of total loans.

During the first quarter of 2006, the Bank had net loan charge offs totaling $210,000 compared to $74,000 charged off for the same period in 2005. The first quarter of 2005 was unusually low. Past due loans (30 days or more) were 0.45 percent of total loans at March 31, 2006 compared to 0.79 percent of total loans at March 31, 2005.

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

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB) and to obtain brokered certificates of deposit
(CDs). FHLB advances were $31.8 million at March 31, 2006 compared to $33.8 million at December 31, 2005. At March 31, 2006, the Company had excess borrowing capacity at the FHLB of $22.7 million as limited by the Company's board resolution in effect at that date. If the Company's borrowing capacity were not limited by the board resolution, the Company would have excess borrowing capacity of $52.3 million based on collateral. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity. In July 2005, the Company began using brokered CDs as an alternate source of funding. At March 31, 2006, the Company had $50.9 million brokered CDs on its balance sheet. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and minimize interest rate risk.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders. The main source of funding for the holding company is dividends from its subsidiary (the Bank). During the first quarter of 2006, the Bank declared dividends to the holding company of $765,000. As of April 1, 2006, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $9.3 million, versus $8.3 million at January 1, 2006. As discussed in Note 11 to the Consolidated Financial Statements (page 34 of the 2005 Annual Report to Shareholders-Financial Review) and Item 1 of the December 31, 2005 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 6 of the consolidated condensed financial statements). During the three months ended March 31, 2006, $238,000 of cash was used by operating activities, compared to $1.9 million provided during the same period in 2005. The decrease in this area was primarily a result of a decrease in other liabilities. During the first three months of 2006, $16.5 million was used for investing activities, compared to $12.9 million in the same period of 2005. The increase in the use of funds in this category occurred primarily because the Company had a $14.5 million increase in loans in the first three months of 2006 compared to a $12.1 million increase in the same period of 2005. During the first three months of 2006, $1.1 million was used by financing activities compared to $9.4 million of cash provided by financing activities during the same period in 2005. The decrease in this area occurred primarily from a much smaller net increase in borrowings and deposits ($1.7 million) in 2006 compared to 2005 ($14.2 million). The Company had unusually high short term public fund deposits at December 31, 2005. Overall, net cash and cash equivalents decreased $17.8 million during the three months ended March 31, 2006 compared to a decrease of $1.6 million in the same period of 2005.

Impact of Inflation and Changing Prices
---------------------------------------
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time, due to inflation.

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

Forward-Looking Statements
--------------------------
Portions of information in this Form 10-Q contain forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affect the business of the Company; and (6) changes in real estate values or the real estate markets. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

The Company's interest sensitivity position at March 31, 2006 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's March 31, 2006 balance sheet under various rate shocks:

                         Projected Net Interest
                             Income Over the        $ Change        % Change
Change in Interest Rate    Next Twelve Months   in Net Interest  in Net Interest
    (basis points)           (in thousands)          Income          Income
--------------------------------------------------------------------------------
         +300                    23,302             $ (951)          (3.92) %
         +200                    23,639               (614)          (2.53)
         +100                    23,969               (284)          (1.17)
           0                     24,253                  0               0
         -100                    24,406                153            0.63
         -200                    24,308                 55            0.23


The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2005 balance sheet under various rate shocks:


                         Projected Net Interest
                             Income Over the        $ Change        % Change
Change in Interest Rate    Next Twelve Months   in Net Interest  in Net Interest
    (basis points)           (in thousands)          Income          Income
--------------------------------------------------------------------------------
         +300                  $ 22,688             $ (245)          (1.07) %
         +200                    22,833               (100)          (0.44)
         +100                    22,974                 41            0.18
           0                     22,933                  0               0
         -100                    22,994                 61            0.26
         -200                    22,689               (244)          (1.07)


Management believes a 200 basis point (two percent) decrease in rates is highly unlikely. Management also believes an increase in rates is more probable; therefore, we will focus our discussion on the effects of a 100 basis point (one percent) decrease in rates and an increase of 300 basis points (three percent).

The March 31, 2006 table on the preceding page indicates that the Bank's projected net interest income for the next twelve months would decline by 3.9 percent in the event of a sudden and sustained 300 basis point increase in interest rates and increase 0.6 percent in the event of an immediate 100 basis point decrease in interest rates. While there has been a modest change, these results are very similar to the rate shock forecast that was made at December 31, 2005. The forecasts from both time periods indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched over the rate shock ranges between a drop of 100 basis points and an increase of 300 basis points. The estimated changes in net interest income calculated as of March 31, 2006, are within the approved guidelines established by the Board of Directors.

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

Item 4.           Controls and Procedures.
------            -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2006 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 1A.       Risk Factors.
--------       -------------

               There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2c.       Unregistered Sales of Equity Securities and Use of Proceeds.
--------       ------------------------------------------------------------
               None

Item 3.        Defaults upon Senior Securities.
-------        --------------------------------
               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.
-------        ----------------------------------------------------
               None

Item 5.        Other Information.
-------        ------------------
               Not applicable.

Item 6.        Exhibits.
-------        ---------

Exhibit No:    Description of Exhibit:
-----------    -----------------------

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

10 (xi) Schedule of Directors Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed May 24, 2005.

10 (xii) Schedule of 2006 Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed May 9, 2005.

10(xiii) Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-Q filed May 9, 2005.

10(xiv) Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xv) Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xvi) Form of agreement under the Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xvii) Form of agreement under the Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xviii)      First Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001 is filed as part of this Form 10-Q.

10(xix) Second Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is filed as part of this Form 10-Q.

10(xx) Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is filed as part of this Form 10-Q.

10(xxi) Fourth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is filed as part of this Form 10-Q.

10(xxii) Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is filed as part of this Form 10-Q.

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

         Date:    May 8, 2006            By: /s/ Mark D. Bradford
                  -----------                ---------------------------------
                                             Mark D. Bradford, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

         Date:    May 8, 2006            By: /s/ Gordon M. Dyott
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

33 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

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

10 (xi) Schedule of Directors Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed May 24, 2005.

10 (xii) Schedule of Executive Officers 2006 Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 14, 2005.

10(xiii) Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-Q filed May 9, 2005.

10(xiv) Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xv) Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xvi) Form of agreement under the Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xvii) Form of agreement under the Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xviii)      First Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001 is filed as part of this Form 10-Q.

10(xix) Second Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is filed as part of this Form 10-Q.

10(xx) Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is filed as part of this Form 10-Q.

10(xxi) Fourth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is filed as part of this Form 10-Q.

10(xxii) Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is filed as part of this Form 10-Q.

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