Form 10-Q
period 2006-06-30
MONROE BANCORP
filed 2006-08-08
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]           No [X]


Outstanding Shares of Common Stock on July 31, 2006:  6,639,842

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                                 Page No.
                                                                                 -------
Part I. Financial Information:


    Item 1.    Financial Statements:

                  Consolidated Condensed Balance Sheets.............................3

                  Consolidated Condensed Statements of Income - Six Months..........4

                  Consolidated Condensed Statements of Income - Three Months........5

                  Consolidated Condensed Statement of Shareholders' Equity..........6

                  Consolidated Condensed Statements of Cash Flows...................7

                  Notes to Consolidated Condensed Financial Statements..............8

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................12

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........23

    Item 4.    Controls and Procedures.............................................25

Part II.  Other Information:

    Item 1.    Legal Proceedings...................................................25

    Item 1A.  Risk Factors.........................................................25

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.........25

    Item 3.    Defaults Upon Senior Securities.....................................26

    Item 4.    Submission of Matters to a Vote of Security Holders.................26

    Item 5.    Other Information...................................................26

    Item 6.  Exhibits..............................................................26

Signatures.........................................................................29

Exhibit Index......................................................................30

Part I. Financial Information

Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                               June 30,   December 31,
                                                                 2006         2005
                                                              (Unaudited)
                                                               ---------    ---------
Assets
       Cash and due from banks .............................   $  19,567    $  26,634
       Federal funds sold ..................................      22,550        7,100
       Interest-earning deposits ...........................       8,706        2,866
                                                               ---------    ---------
             Total cash and cash equivalents ...............      50,823       36,600

       Trading securities, at fair value ...................       3,320        3,408
       Investment securities:
            Available for sale .............................     108,977      113,483
            Held to maturity ...............................       2,055        2,353
                                                               ---------    ---------
                 Total investment securities ...............     111,032      115,836

       Loans ...............................................     554,540      524,158
       Allowance for loan losses ...........................      (5,817)      (5,585)
                                                               ---------    ---------
            Net loans ......................................     548,723      518,573
       Loans held for sale .................................       4,741        1,308
       Premises and equipment ..............................      14,004       13,039
       Federal Home Loan Bank of Indianapolis stock, at cost       2,545        2,545
       Other assets ........................................      22,268       21,751
                                                               ---------    ---------
                  Total assets .............................   $ 757,456    $ 713,060
                                                               =========    =========

Liabilities
       Deposits:
            Noninterest-bearing ............................   $  85,530    $  85,198
            Interest-bearing ...............................     508,326      490,983
                                                               ---------    ---------
                 Total deposits ............................     593,856      576,181

       Borrowings ..........................................     101,268       76,762
       Other liabilities ...................................      10,348        9,603
                                                               ---------    ---------
                  Total liabilities ........................     705,472      662,546

Commitments and Contingent Liabilities

Shareholders' Equity
       Common stock, no-par value
           Authorized, 18,000,000 shares
           Issued and outstanding - 6,639,842 shares .......         137          137
       Additional paid-in capital ..........................      11,329       11,277
       Retained earnings ...................................      42,827       40,700
       Accumulated other comprehensive loss ................      (1,974)      (1,265)
       Unearned ESOT shares ................................        (335)        (335)
                                                               ---------    ---------
                  Total shareholders' equity ...............      51,984       50,514
                                                               ---------    ---------
                  Total liabilities and shareholders' equity   $ 757,456    $ 713,060
                                                               =========    =========

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                          Six Months Ended
                                                                              June 30,
                                                                        --------------------
                                                                          2006        2005
                                                                        --------    --------
Interest Income
       Loans, including fees ........................................   $ 18,687    $ 14,308
       Trading securities ...........................................         42          32
       Investment securities
            Taxable .................................................      1,712       1,588
            Tax exempt ..............................................        459         216
       Federal funds sold ...........................................        185          11
       Other interest income ........................................         46          19
                                                                        --------    --------
                  Total interest income .............................     21,131      16,174
                                                                        --------    --------

Interest Expense
       Deposits .....................................................      8,119       4,655
       Short-term borrowings ........................................      1,133         519
       Other borrowings .............................................        765         798
                                                                        --------    --------
                  Total interest expense ............................     10,017       5,972
                                                                        --------    --------
                  Net interest income ...............................     11,114      10,202
       Provision for loan losses ....................................        600         660
                                                                        --------    --------
                  Net interest income after provision for loan losses     10,514       9,542
                                                                        --------    --------

Noninterest Income
       Fiduciary activities .........................................        813         762
       Service charges on deposit accounts ..........................      1,846       1,687
       Commission income ............................................        416         511
       Securities gains .............................................         51          99
       Unrealized gains/losses on trading securities ................        (13)          5
       Net gains on loans sales .....................................        481         575
       Debit card interchange fees ..................................        380         308
       Other operating income .......................................        646         567
                                                                        --------    --------
                  Total other income ................................      4,620       4,514
                                                                        --------    --------

Noninterest Expenses
       Salaries and employee benefits ...............................      5,868       5,219
       Net occupancy and equipment expense ..........................      1,559       1,282
       Advertising ..................................................        423         303
       Legal fees ...................................................        127         363
       Appreciation in directors' and executives'
            deferred compensation plans .............................         81          34
       Other operating expense ......................................      1,716       1,590
                                                                        --------    --------
                  Total other expenses ..............................      9,774       8,791
                                                                        --------    --------

                  Income before income tax ..........................      5,360       5,265
                  Income tax expense ................................      1,646       1,770
                                                                        --------    --------
                              Net income ............................   $  3,714    $  3,495
                                                                        ========    ========

       Basic and diluted earnings per share..........................   $   0.56    $   0.53
       Dividends declared and paid per share.........................     0.2400      0.2364

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                         Three Months Ended
                                                                              June 30,
                                                                        --------------------
                                                                          2006        2005
                                                                        --------    --------
Interest Income
       Loans, including fees ........................................   $  9,656    $  7,424
       Trading securities ...........................................         22          17
       Investment securities
            Taxable .................................................        860         826
            Tax exempt ..............................................        243         103
       Federal funds sold ...........................................        143           5
       Other interest income ........................................         32          11
                                                                        --------    --------
                  Total interest income .............................     10,956       8,386
                                                                        --------    --------

Interest Expense
       Deposits .....................................................      4,285       2,532
       Short-term borrowings ........................................        616         274
       Other borrowings .............................................        372         404
                                                                        --------    --------
                  Total interest expense ............................      5,273       3,210
                                                                        --------    --------
                  Net interest income ...............................      5,683       5,176
       Provision for loan losses ....................................        300         330
                                                                        --------    --------
                  Net interest income after provision for loan losses      5,383       4,846
                                                                        --------    --------

Noninterest Income
       Fiduciary activities .........................................        404         386
       Service charges on deposit accounts ..........................        980         932
       Commission income ............................................        214         287
       Securities gains .............................................          8          33
       Unrealized gains (losses) on trading securities ..............        (43)         51
       Net gains on loans sales .....................................        297         338
       Debit card interchange fees ..................................        196         158
       Other operating income .......................................        315         296
                                                                        --------    --------
                  Total other income ................................      2,371       2,481
                                                                        --------    --------

Noninterest Expenses
       Salaries and employee benefits ...............................      3,041       2,640
       Net occupancy and equipment expense ..........................        782         638
       Advertising ..................................................        204         184
       Legal fees ...................................................         40         183
       Appreciation (depreciation) in directors' and executives'
            deferred compensation plans .............................        (15)         67
       Other operating expense ......................................        900         811
                                                                        --------    --------
                  Total other expenses ..............................      4,952       4,523
                                                                        --------    --------

                  Income before income tax ..........................      2,802       2,804
                  Income tax expense ................................        861         952
                                                                        --------    --------
                              Net income ............................   $  1,941    $  1,852
                                                                        ========    ========

       Basic and diluted earnings per share..........................   $   0.29    $   0.28
       Dividends declared and paid per share.........................     0.1200      0.1182

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Six Months Ended
                                  June 30, 2006
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                        Unearned
                                       Common Stock                                      Accumulated    Employee
                                   ------------------- Additional                           Other        Stock
                                      Shares             Paid in  Comprehensive Retained Comprehensive  Ownership
                                   Outstanding  Amount   Capital      Income    Earnings     Loss      Trust Shares   Total
                                   ------------------------------------------------------------------------------------------
Balances January 1, 2006..........  6,639,842   $ 137   $ 11,277                $ 40,700   $ (1,265)      $ (335)   $ 50,514

Comprehensive Income:
  Net income for the period.......                                   $ 3,714       3,714                               3,714
  Other comprehensive income
    -unrealized loss on securities                                      (709)                  (709)                    (709)
ESOT shares earned................                            20                                                          20
Stock option compensation
    expense.......................                            32                                                          32
Cash dividend ($0.24 per share)                                                   (1,587)                             (1,587)
                                   ------------------------------------------------------------------------------------------
Balances June 30, 2006............  6,639,842   $ 137   $ 11,329     $ 3,005    $ 42,827   $ (1,974)      $ (335)   $ 51,984
                                   ==========================================================================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              --------------------
                                                                                2006        2005
                                                                              --------    --------
Operating Activities
     Net income ...........................................................   $  3,714    $  3,495
     Adjustments to reconcile net income to net cash provided
             by operating activities:
         Provision for loan losses ........................................        600         660
         Depreciation and amortization ....................................        564         506
         Deferred income tax ..............................................       (208)       (169)
         Investment securities amortization, net ..........................         50         117
         Securities gain ..................................................        (51)        (98)
         Origination of loans held for sale ...............................    (38,178)    (41,150)
         Proceeds from sale of loans held for sale ........................     35,226      38,726
         Gain on sale of loans held for sale ..............................       (481)       (575)
         ESOT compensation ................................................         20           4
         Stock-based compensation expense .................................         32          --
         Net change in:
              Trading securities ..........................................        139         (27)
              Interest receivable and other assets ........................         69      (1,173)
              Interest payable and other liabilities ......................        745       1,089
                                                                              --------    --------
                        Net cash provided by operating activities .........      2,241       1,405
                                                                              --------    --------

Investing Activities
     Purchase of securities available for sale ............................    (15,950)    (32,645)
     Proceeds from sales of securities available for sale .................         --      13,397
     Proceeds from paydowns and maturities of securities available for sale     19,316      10,215
     Proceeds from paydowns and maturities of securities held to maturity .        301       4,985
     Purchase of FHLB stock ...............................................         --         (55)
     Net change in loans ..................................................    (30,750)    (25,477)
     Purchase of premises and equipment ...................................     (1,529)     (1,136)
                                                                              --------    --------
                        Net cash used by investing activities .............    (28,612)    (30,716)
                                                                              --------    --------

Financing Activities
     Net change in:
         Noninterest-bearing, interest-bearing demand and savings deposits      25,127      37,970
         Certificates of deposit ..........................................     (7,452)      8,055
         Borrowings .......................................................     28,506     (17,786)
     Proceeds from Federal Home Loan Bank advances ........................         --      15,000
     Repayments of Federal Home Loan Bank advances ........................     (4,000)     (4,154)
     Cash dividends paid ..................................................     (1,587)     (1,560)
     Stock options exercised ..............................................         --          66
     Repurchase of common stock ...........................................         --         (66)
                                                                              --------    --------
                        Net cash provided by financing activities .........     40,594      37,525
                                                                              --------    --------
Net Change in Cash and Cash Equivalents ...................................     14,223       8,214
Cash and Cash Equivalents, Beginning of Period ............................     36,600      21,396
                                                                              --------    --------
Cash and Cash Equivalents, End of Period ..................................   $ 50,823    $ 29,610
                                                                              ========    ========

Supplemental cash flow disclosures
     Interest paid ........................................................   $  9,731    $  5,785
     Income tax paid ......................................................      1,612       1,780

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2006
                                   (Unaudited)

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

The interim consolidated condensed financial statements at June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

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

Note 3: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                                         Six months ended
                                                   ----------------------------
                                                   June 30, 2006  June 30, 2005
                                                   -------------  -------------

     Net income (in thousands) ..................   $     3,714    $     3,495
                                                    ===========    ===========
     Weighted average shares outstanding ........     6,639,842      6,639,809
     Average unearned ESOT shares ...............       (29,975)       (37,897)
                                                    -----------    -----------
     Shares used to compute basic earnings
          per share .............................     6,609,867      6,601,912
     Effect of dilutive securities- stock options        20,744         19,724
                                                    -----------    -----------
     Shares used to compute diluted earnings
          per share .............................     6,630,611      6,621,636
                                                    ===========    ===========

     Earnings per share, basic ..................   $      0.56    $      0.53
     Earnings per share, diluted ................          0.56           0.53


Options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at $22 per share were outstanding at June 30, 2006, but were not included in the computation of diluted EPS for the six months ended June 30, 2006 because the options' exercise price was greater than the average market price of the common shares.

                                                        Three months ended
                                                   ----------------------------
                                                   June 30, 2006  June 30, 2005
                                                   -------------  -------------

     Net income (in thousands) ..................   $     1,941    $     1,852
                                                    ===========    ===========
     Weighted average shares outstanding ........     6,639,842      6,639,842
     Average unearned ESOT shares ...............       (29,013)       (37,173)
                                                    -----------    -----------
     Shares used to compute basic earnings
          per share .............................     6,610,829      6,602,669
     Effect of dilutive securities- stock options        20,722         17,247
                                                    -----------    -----------
     Shares used to compute diluted earnings
          per share .............................     6,631,551      6,619,916
                                                    ===========    ===========

     Earnings per share, basic ..................   $      0.29    $      0.28
     Earnings per share, diluted ................          0.29           0.28


Options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at $22 per share were outstanding at June 30, 2006, and options to purchase 11,000 shares of common stock at $14.73 per share were outstanding at June 30, 2005, but were not included in the computation of diluted EPS for the three months ended June 30, 2006 and 2005, respectively because the options' exercise price was greater than the average market price of the common shares.

Note 4: Change in Accounting Principle
--------------------------------------
The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $32,000 in compensation expense related to vested stock options less estimated forfeitures for the six month period ended June 30, 2006, and $16,000 for the three month period ended June 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

Prior to the adoptions of SFAS 123(R), the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The two tables below illustrate the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Table dollar amounts are in thousands except share and per share data.


                                                           Six Months Ended
                                                            June 30, 2005
                                                           ----------------

Net income, as reported..................................      $     3,495
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes.........................................                5
                                                           ----------------
Pro forma net income.....................................      $     3,490
                                                           ================

Earnings per share:
     Basic - as reported.................................      $     0.53
     Basic - pro forma...................................            0.53
     Diluted - as reported...............................            0.53
     Diluted - pro forma.................................            0.53

                                                            Three Months Ended
                                                              June 30, 2005
                                                            ------------------

Net income, as reported..................................     $        1,852
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes.........................................                  2
                                                            ------------------
Pro forma net income.....................................            $ 1,850
                                                            ==================

Earnings per share:
     Basic - as reported..................................    $         0.28
     Basic - pro forma....................................              0.28
     Diluted - as reported................................              0.28
     Diluted - pro forma..................................              0.28


Note 5:  Reclassifications
--------------------------
Reclassifications of certain amounts in the 2005 consolidated condensed financial statements have been made to conform to the 2006 presentation.

Note 6:  Contingencies
----------------------
The Company was a creditor in two Chapter 11 cases filed by a real estate developer and his real estate development corporation. The Chapter 11 Trustee appointed in the bankruptcy cases filed a complaint in the Bankruptcy Court against the Company and 17 other named defendants seeking unspecified damages on theories of fraudulent transfer and preference. The Company and the Trustee reached a settlement in April 2006 of the Trustee's claims against the Company for payment of the sum of $50,000, plus assignment of a promissory note payable by the Trustee to the Company in the principal amount of $20,000, subject to Bankruptcy Court approval. Most of the 17 other named defendants alleged cross claims against the Company for indemnification and those claims have been dismissed by the Bankruptcy Court for lack of jurisdiction. These other defendants may subsequently reassert their alleged indemnification claims against the Company in other forums. In addition, some of these other defendants have alleged certain other claims in other pending litigation or have threatened claims against the Bank. While the Company denies any liability for any of these claims, it is impossible to predict the outcome of any such pending litigation or potential future litigation or the full range of potential loss to the Company. Furthermore, on February 17, 2005, the loan officer who made the loans related to the claims and threatened claims was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company. The Company has not recorded any liability in its June 30, 2006 financial statements for these matters.

The Company and Bank are from time-to-time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 7:  Trust Preferred Securities
-----------------------------------

On July 24, 2006, the Company completed a private placement of $3 million in trust preferred securities through Monroe Bancorp Capital Trust I (the Trust), a statutory business trust formed by the Company. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. The Company received the proceeds from the sale of the securities in exchange for subordinated debt issued by the Company to the Trust. Because the Trust will not be consolidated with the Company, pursuant to Financial

Accounting Standard Board Interpretation No. 46, the Company's financial statements will reflect the subordinated debt issued to the Trust.


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


Results of Operations
---------------------

Overview
--------
Net income for the second quarter of 2006 was $1,941,000, a 4.8 percent increase from net income of $1,852,000 for the same quarter last year. Basic and diluted earnings per share for the second quarter of 2006 were $0.29, up from $0.28 per share for the second quarter of 2005.

Annualized return on average equity (ROE) for the second quarter of 2006 decreased to 15.04 percent compared to 15.39 percent for second quarter of 2005. The annualized return on average assets (ROA) was 1.07 percent for the second quarter of 2006 compared to 1.14 percent for the same period of 2005.

Net income was $3,714,000 and $3,495,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $219,000 or 6.3 percent. Diluted earnings per share for the six months ended June 30, 2006 were $0.56 compared to $0.53 for the same period in 2005.

Annualized return on average equity (ROE) for the six months ended June 30, 2006 decreased slightly to 14.55 percent compared to 14.56 percent for same period of 2005. The annualized return on average assets (ROA) was 1.04 percent for the six months ended June 30, 2006 down from 1.09 percent for the same period in 2004.

Growth in loans and improved asset quality resulted in growth in net interest income in 2006. Progress continues to be made towards improving asset quality as indicated by several measures of credit quality. At June 30, 2006, non-performing assets and 90-day past due loans totaled $1,346,000 (0.18 percent of total assets) compared to $3,902,000 (0.58 percent) at June 30, 2005, a 65.5 percent year-over-year reduction. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.58 percent at June 30, 2006, down from 0.98 percent at June 30, 2005. A lower tax rate also contributed to increased net income. The Company's effective tax rate was 30.7 percent for the six months ended June 30, 2006 compared to 33.6 percent for the same period in 2005. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a larger percentage of total income in the first six months of 2006.

Noninterest income was flat for the first six months of 2006 compared to the same period of 2005 as increases in service charges on deposit accounts (up $159,000 or 9.4 percent) and increases in the cash surrender value of bank owned life insurance (up $78,000 or 48.8 percent) were offset by declines in commissions earned on the sale of investments (down $95,000 or 18.6 percent) and gains on the sales of real estate loans ($94,000 or 16.4 percent).

Total noninterest expense for the six-month period ending June 30, 2006 was 11.2 percent greater than that of the same period of 2005. The increase was largely related to the Company's strategies to grow in its core and Central Indiana markets.

The Company opened a new full-service banking center in Brownsburg Indiana, west of Indianapolis, in January 2006. Average deposits for the second quarter of 2006 at this new branch were $29,730,000, an increase of $4,757,000, or 19.0 percent, over first quarter average deposits of $24,973,000. Two additional full-service banking centers are planned for 2007. Loans generated by our Central Indiana operations, located in Hamilton and Hendricks counties, were $132,780,000 million at June 30, 2006, or 23.7 percent of total loans of $559,281,000, compared to $91,758,000 at June 30, 2005, or 18.2 percent of total loans of $505,315,000.

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

                                                                   Average Balance Sheets and Interest Rates
                                                       --------------------------------------------------------------------
                                                        Six Months Ended June 30, 2006      Six Months Ended June 30, 2005
                                                       --------------------------------    --------------------------------
                                                            Average        Average Rate         Average        Average Rate
                          ASSETS                       Balance   Interest  (annualized)    Balance   Interest  (annualized)
                                                       -------   --------  ------------    -------   --------  ------------
Interest earning assets
  Securities
    Taxable.........................................  $ 88,321    $ 1,842      4.21%      $ 94,347    $ 1,716      3.67%
    Tax-exempt (1)..................................    28,498        765      5.41%        15,458        360      4.70%
                                                      --------    -------                 --------    -------
      Total securities..............................   116,819      2,607      4.50%       109,805      2,076      3.81%

  Loans (2).........................................   542,951     18,720      6.95%       486,837     14,310      5.93%
  FHLB Stock........................................     2,545         65      5.15%         2,472         53      4.32%
  Federal funds sold................................     6,876        185      5.43%           819         11      2.71%
  Interest-earning deposits.........................     3,047         78      5.14%         1,476         33      4.55%
                                                      --------    -------                 --------    -------
      Total interest earning assets.................   672,238     21,655      6.50%       601,409     16,483      5.53%
                                                      --------    -------                 --------    -------

Noninterest earning assets
  Allowance for loan losses.........................    (5,695)                             (5,435)
  Premises and equipment & other assets.............    35,980                              29,761
  Cash and due from banks...........................    16,617                              18,771
                                                      --------                            --------
      Total assets..................................  $719,140                            $644,506
                                                      ========                            ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Total interest-bearing deposits...................   494,545      8,119      3.31%       432,767      4,655      2.17%
  Borrowed funds....................................    88,155      1,898      4.34%        81,359      1,317      3.26%
                                                      --------    -------                 --------    -------
      Total interest-bearing liabilities............   582,700     10,017      3.47%       514,126      5,972      2.34%
                                                      --------    -------                 --------    -------


Noninterest-bearing liabilities
  Noninterest-bearing demand deposits...............    77,301                              75,656
  Other liabilities.................................     7,651                               6,599
  Shareholders' equity..............................    51,488                              48,125
                                                      --------                            --------
      Total liabilities and shareholders' equity....  $719,140                            $644,506
                                                      ========                            ========


Interest margin recap
Net interest income and interest rate spread
  Tax-equivalent net interest income margin.........               11,638      3.03%                   10,511      3.19%
  Tax-equivalent net interest margin as a percent of
    total average earning assets....................                           3.49%                               3.51%
Tax-equivalent adjustment (1).......................                  524                                 309
                                                                  -------                             -------

  Net interest income                                             $11,114                             $10,202
                                                                  =======                             =======

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                   Average Balance Sheets and Interest Rates
                                                       --------------------------------------------------------------------
                                                       Three Months Ended June 30, 2006    Three Months Ended June 30, 2005
                                                       --------------------------------    --------------------------------
                                                            Average        Average Rate         Average        Average Rate
                          ASSETS                       Balance   Interest  (annualized)    Balance   Interest  (annualized)
                                                       -------   --------  ------------    -------   --------  ------------
Interest earning assets
  Securities
    Taxable.........................................  $ 86,127    $   925      4.31%      $ 95,562    $   894      3.75%
    Tax-exempt (1)..................................    29,557        405      5.50%        15,341        172      4.49%
                                                      --------    -------                 --------    -------
      Total securities..............................   115,684      1,330      4.61%       110,903      1,065      3.85%

  Loans (2).........................................   548,671      9,674      7.07%       492,298      7,425      6.05%
  FHLB Stock........................................     2,545         33      5.20%         2,485         26      4.20%
  Federal funds sold................................     9,873        144      5.85%           686          5      2.92%
  Interest-earning deposits.........................     4,293         53      4.98%         1,102         17      6.31%
                                                      --------    -------                 --------    -------
      Total interest earning assets.................   681,066     11,234      6.62%       607,474      8,539      5.64%
                                                      --------    -------                 --------    -------

Noninterest earning assets
  Allowance for loan losses.........................    (5,750)                             (5,535)
  Premises and equipment & other assets.............    36,291                              30,573
  Cash and due from banks...........................    16,729                              19,772
                                                      --------                            --------
      Total assets..................................  $728,336                            $652,284
                                                      ========                            ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Total interest-bearing deposits...................  $502,601      4,286      3.42%      $440,137      2,531      2.31%
  Borrowed funds....................................    88,710        987      4.46%        79,208        679      3.44%
                                                      --------    -------                 --------    -------
      Total interest-bearing liabilities............   591,311      5,273      3.58%       519,345      3,210      2.48%
                                                      --------    -------                 --------    -------


Noninterest-bearing liabilities
  Noninterest-bearing demand deposits...............    77,294                              77,524
  Other liabilities.................................     7,943                               7,135
  Shareholders' equity..............................    51,788                              48,280
                                                      --------                            --------
      Total liabilities and shareholders' equity....  $728,336                            $652,284
                                                      ========                            ========


Interest margin recap
Net interest income and interest rate spread
  Tax-equivalent net interest income margin............           $ 5,961      3.04%                   $5,329      3.16%
  Tax-equivalent net interest margin as a percent of
    total average earning assets..............................                 3.51%                               3.52%
Tax-equivalent adjustment (1)..................................       278                                 153
                                                                  -------                             -------

      Net interest income..................................       $ 5,683                              $5,176
                                                                  =======                              ======

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.

(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. For the six months ended June 30, 2006, the tax-equivalent net interest margin as a percent of average earning assets was 3.49 percent, a decrease from 3.51 percent for the same period last year. Average loan yields for the first six months of 2006 increased by 102 basis points (1.02 percent) over the same period in 2005 and deposit yields increased 114 basis points. Average tax-equivalent securities yields for the first six months of 2006 increased by 69 basis points over the same period in 2005, and borrowed funds yields increased 108 basis points. Tax-equivalent net interest income was $11,114,000 for the six months ended June 30, 2006 compared to $10,202,000 for the same period in 2005, an increase of 8.9 percent.

The tax-equivalent net interest margin as a percent of average earning assets was 3.51 percent for the quarter ended June 30, 2006, down from 3.52 percent for the same quarter last year. Average second quarter 2006 loan yields increased by 102 basis points over second quarter 2005 yields and deposit yields increased 111 basis points in the same time period. Average second quarter 2006 tax-equivalent securities yields increased by 76 basis points over the second quarter of 2005, and borrowed funds yields increased 102 basis points. Tax-equivalent net interest income was $5,683,000 for the three months ended June 30, 2006 compared to $5,176,000 for the same period in 2005, an increase of
9.8 percent. Net interest income increased, despite the decrease in the margin, due to strong loan growth and improving yields in the investment portfolio.

The federal funds rate has increased from 3.25 percent at June 30, 2005 to 5.25 percent at June 30, 2006. During the first six months and the second quarter of 2006, deposit yields increased more than loan yields because the Company is liability sensitive (i.e. deposits reprice more quickly than loans). Many of the Company's repricing liabilities have rates that are administratively set by the Bank as opposed to being tied to a specific index. Management's ability to lag rate increases on these administratively set deposit products has helped keep the increase in the cost of deposits well below the increase in market rates which helped the margin.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income was $2,371,000 for the three months ended June 30, 2006 compared to $2,481,000 for the same period in 2005, a decrease of $110,000. Omitting the net realized and unrealized losses on rabbi trust securities in the amount of $35,000 in the second quarter of 2006 and gains in the amount of $51,000 in the second quarter of 2005, other income increased $24,000 or 0.38 percent during the second quarter of 2006 compared to the second quarter of 2005.

Significant changes in noninterest income occurred primarily in the following areas:

o Service charges on deposit accounts were $980,000 during the second quarter of 2006 compared to $932,000 in the second quarter of 2005, an increase of $48,000, or 5.2 percent. Growth primarily occurred in fees associated with overdrawn accounts (NSF fees).
o Commissions on platform annuity and mutual fund sales and full-service brokerage activity were $214,000 in the second quarter of 2006 compared to $287,000 for the same period in 2005, a decrease of $73,000 or 25.4 percent. Fixed annuity sales were substantially lower because of the flat yield curve and other factors that contributed to yields on fixed annuity products being less attractive than they had been in earlier periods.
o Gains on the sale of real estate loans in the secondary market were $297,000 during the second quarter of 2006 compared to $338,000 for the same period of 2005, a decrease of $41,000 or 12.1 percent. As interest rates increased, the market for refinancing was less favorable in 2006.
o Debit card interchange income was $196,000 during the second quarter of 2006 compared to $158,000 for the same period of 2005, an increase of $38,000 or 24.1 percent, primarily due to increased debit card usage.

Total noninterest income was $4,620,000 for the first six months of 2006 compared to $4,514,000 for the same period in 2005, an increase of $106,000. Omitting the net realized and unrealized gains on rabbi trust securities in the amount of $38,000 in the first six months of 2006 and gains in the amount of $6,000 in the first six months of 2005, other income increased $74,000 or 1.6 percent during the first six month of 2006 compared to the same period of 2005.

Significant changes in noninterest income occurred primarily in the following areas:

o Service charges on deposit accounts were $1,846,000 during the first six months of 2006 compared to $1,687,000 in the same period of 2005, an increase of $159,000, or 9.4 percent. Growth primarily occurred in fees associated with overdrawn accounts (NSF fees).
o Increases in the cash surrender value of bank owned life insurance (BOLI) were $238,000 for the first six months of 2006 compared to $160,000 for the same period in 2005, an increase of $78,000, or 48.8 percent. Rates paid on BOLI are driven by the yields earned on the investment portfolios of insurance companies which, due to their nature, tend to lag increases in market rates.
o Commissions on platform annuity and mutual fund sales and full-service brokerage activity were $416,000 for the six months ended June 30, 2006 compared to $511,000 for the same period in 2005, a decrease of $95,000 or
     18.6 percent.
o Gains on the sale of real estate loans in the secondary market were $481,000 for the first six months of 2006 compared to $575,000 for the same period of 2005, a decrease of $94,000 or 16.4 percent.

For the quarter ended June 30, 2006, total noninterest expense was $4,952,000 compared to $4,523,000 for the same period in 2005. Omitting the depreciation in the Directors' and Executives' Deferred Compensation Plan of $15,000 in the second quarter of 2006 (which equals the sum of the interest and dividends earned on the rabbi trust and the realized and unrealized gains or losses on the securities in the trust) and appreciation of $67,000 during the second quarter of 2005, noninterest expense increased $511,000 or 11.5 percent.

Significant changes occurred in the following areas:

o Salaries and employee benefits expense was $3,041,000 for the second quarter 2006 compared to $2,640,000 for the same period in 2005, an increase of $401,000 or 15.2 percent. Most of the increase in this area was associated with staff additions related to the Company's growth initiatives in its Central Indiana and Bloomington markets.
o Premises and equipment expense was $782,000 for the second quarter of 2006 compared to $638,000 for the same period of 2005, an increase of $144,000 or 22.6 percent. $54,000 of this increase was attributed to growth in the Company's Central Indiana operations in counties surrounding Indianapolis. The Company also expanded its Operation Center facility in 2006 to position itself for future growth.
o Legal fees were $40,000 for the second quarter of 2006 compared to $183,000 for the same period in 2005, a decrease of $143,000 or 78.1 percent. A lawsuit with a builder who filed bankruptcy and his related entities, which had been ongoing since 2003, was settled in 2006 and legal fees dropped significantly as a result.

For the six months ended June 30, 2006, total noninterest expense was $9,774,000 compared to $8,791,000 for the same period in 2005. Omitting the appreciation in the Directors' and Executives' Deferred Compensation Plan of $81,000 in the first six months of 2006 and appreciation of $34,000 during the same period of 2005, noninterest expense increased $936,000 or 10.7 percent.

Significant changes occurred in the following areas:

o Salary and employee benefits expense was $5,868,000 for the first six months of 2006 compared to $5,219,000 for the same period in 2005, an increase of $649,000 or 12.4 percent. Salary expense increased by $447,000 primarily due to staff additions related to the Company's growth initiatives in its Central Indiana and Bloomington markets. Health insurance expense increased by $172,000, or 80.2 percent during the first six months of 2006, primarily because the claims incurred during first six months of 2005 were unusually low.
o Occupancy expense was $1,559,000 for the first six months of 2006 compared to $1,282,000 for the same period of 2005, an increase of $277,000 or 21.6 percent. This increase was primarily attributed to growth in Central Indiana and expansion of the Operations Center.
o Legal fees were $127,000 for the first six months of 2006 compared to $363,000 for the same period in 2005. A lawsuit with a builder who filed bankruptcy and his related entities, which had been ongoing since 2003, was settled in 2006 and legal fees dropped significantly as a result.
o Advertising expense was $423,000 for the first six months of 2006 compared to $303,000 for the same period in 2005, an increase of $120,000 or 39.6 percent. This increase was primarily associated with increased marketing in the Company's Central Indiana locations.

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

The Company's effective tax rate was 30.7 percent for the six months ended June 30, 2006 compared to 33.6 percent for the same period in 2005. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a larger percentage of total income in the first six months of 2006.


Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at June 30, 2006 were $757,456,000 an increase of
6.2 percent or $44,396,000 compared to $713,060,000 at December 31, 2005. Loans (including loans held for sale) grew to $559,281,000 at June 30, 2006 compared to $525,466,000 at December 31, 2005, an increase of 6.4 percent. The Company's Central Indiana operations provided 70.1 percent of the year-to-date loan growth, with the remainder occurring in the Company's core market of Monroe County and the surrounding counties. Growth primarily occurred in commercial construction and commercial real estate loans.

Due to unusually high public funds deposits at December 31, 2005, a more realistic picture of the growth in deposit accounts can be obtained by comparing average monthly balances. Average deposits for the month of June 2006 were $593,299,000 compared to $563,381,000 for the month of December 2005, an increase of 5.3 percent. The increase in deposits resulted primarily from an increase in interest-bearing demand deposit accounts, much of which is attributed to a small number of large depositors. Cash and cash equivalents increased by $14,223,000 at June 30, 2006 compared to December 31, 2005, primarily due to a $15,450,000 increase in federal funds sold. Borrowings increased to $101,268,000 at June 30, 2006 compared to $76,762,000 at December 31, 2005, a 31.9 percent increase. The increase in borrowings was due to a $29,055,000 increase in repurchase agreements offset by a decrease of $4,000,000 in Federal Home Loan Bank (FHLB) advances.

Capital
-------
Shareholders' equity increased to $51,984,000 at June 30, 2006 compared to $50,514,000 at December 31, 2005, an increase of $1,470,000. This increase was a result of year-to-date net income of $3,714,000, less dividends paid of $1,587,000, less other comprehensive loss, consisting solely of net unrecognized losses in the

Company's available-for-sale securities portfolio of $709,000, plus option expense of $32,000 and ESOP shares earned of $20,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2006 and December 31, 2005, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2006 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                    Required for Adequate         To Be Well
                                                       Actual             Capital (1)          Capitalized (1)
                                                ----------------------------------------------------------------
                                                  Amount     Ratio     Amount      Ratio      Amount      Ratio
                                                ----------------------------------------------------------------
     As of June 30, 2006
     -------------------
     Total capital (1) (to risk-weighted assets)
         Consolidated........................... $ 59,688    10.73%   $ 44,517      8.0%          N/A      N/A
         Bank...................................   59,770    10.80      44,270      8.0      $ 55,337     10.0%
     Tier I capital (1) (to risk-weighted assets)
         Consolidated...........................   53,871     9.68      22,259      4.0           N/A      N/A
         Bank...................................   53,953     9.75      22,135      4.0        33,202      6.0
     Tier I capital (1) (to average assets)
         Consolidated...........................   53,871     7.40      29,133      4.0           N/A      N/A
         Bank...................................   53,953     7.44      29,009      4.0        36,262      5.0

     As of December 31, 2005
     -----------------------
     Total capital (1) (to risk-weighted assets)
         Consolidated........................... $ 57,312    10.94%   $ 41,918      8.0%          N/A      N/A
         Bank...................................   57,343    11.01      41,660      8.0      $ 52,075     10.0%
     Tier I capital (1) (to risk-weighted assets)
         Consolidated...........................   51,727     9.87      20,959      4.0           N/A      N/A
         Bank...................................   51,758     9.94      20,830      4.0        31,245      6.0
     Tier I capital (1) (to average assets)
         Consolidated...........................   51,727     7.47      27,691      4.0           N/A      N/A
         Bank...................................   51,758     7.51      27,565      4.0        34,457      5.0
     (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
One of management's top priorities has been improving credit quality. Management is pleased by the progress made in terms of credit quality over the past year.

The Bank currently employs an internal rating system for loans to assist management in addressing collection and other risks. Loans that are deemed to have potential or well-defined weaknesses are graded in one of four catagories comprising criticized loans. As of June 30, 2006, the Bank had $6,951,000 of loans internally classified compared to $8,210,000 at December 31, 2005, a 15.3 percent reduction. The allowance for loan losses was $5,817,000, or 1.05 percent of portfolio loans (excluding loans held for sale) at June 30, 2006 compared to $5,585,000 or 1.07 percent, of portfolio loans at December 31, 2005. A portion of classified loans are nonperforming loans. The Bank had nonperforming loans (nonaccrual loans, restructured loans, and ninety-days past due loans still accruing) totaling $1,346,000, or 0.24 percent of total loans at June 30, 2006 compared to $2,032,000 or 0.37 percent of total loans at December 31, 2005. June 30, 2006 nonperforming loans also significantly decreased compared to June 30, 2005, when nonperforming loans were $3,439,000, or 0.68 percent of total loans.

During the first six months of 2006, the Bank had net loan charge-offs totaling $369,000 compared to $246,000 charged off for the same period in 2005. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.58 percent at June 30, 2006, down from 0.98 percent at June 30 2005.

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

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB) and by the ability to raise brokered CDs. FHLB advances were $29,780,000 at June 30, 2006 compared to $33,780,000 at December 31, 2005. At June 30, 2006, the Company had excess borrowing capacity at the FHLB of $24,689,000 as limited by the Company's board resolution in effect at that date. If the Company's borrowing capacity were not limited by the board resolution, the Company would have excess borrowing capacity of $50,824,000 based on collateral. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity. In July 2005, the Company began using brokered CDs as an alternate source of funding. At June 30, 2006, the Company had $48,387,000 brokered CDs on its balance sheet compared to $49,712,000 at December 31, 2005. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and minimize interest rate risk.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and from time to time, repurchase shares of its common stock. The main source of funding for the holding company is dividends from its subsidiary (the Bank). During the six months ended June 30, 2006, the Bank declared dividends to the holding company of $1,560,000. As of July 1, 2006, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $10,465,000, versus $8,254,000 at January 1, 2006. As discussed in Note 11 to the Consolidated Financial Statements (page 34 of the 2005 Annual Report to Shareholders-Financial Review) and Item 1 of the December 31, 2005 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the six months ended June 30, 2006, $2,241,000 of cash was provided by operating activities, compared to $1,405,000 during the same period in 2005. The increase in this area was primarily a result of an increase in accrued interest receivable and other assets during the first six months of 2006 compared to a decrease in the first six months of 2005. During the first six months of 2006, $28,612,000 was used for investing activities, compared to $30,716,000 in the same period of 2005. The reduction was primarily a result of fewer securities being purchased in 2006. In the first six months of 2006, $40,594,000 of cash was provided by financing activities, primarily from growth in borrowings (repurchase agreements) and interest-bearing demand deposits, compared to $37,525,000 provided by financing activities during the same period in 2005. Overall, net cash and cash equivalents increased $14,223,000 during the six months ended June 30, 2006 compared to an increase of $8,214,000 in the same period of 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Market risk of the Company encompasses exposure to both liquidity risk and interest rate risk and is reviewed on an ongoing basis by management and by the Asset/Liability Committee ("ALCO") and the Board of Directors.
Liquidity was addressed as part of the discussion entitled "Liquidity."

The Company 's interest sensitivity position at June 30, 2006 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's June 30, 2006 balance sheet under various rate shocks:

                              Projected Net Interest     $ Change
                                  Income Over the     in Net Interest     % Change
     Change in Interest Rate    Next Twelve Months        Income       in Net Interest
         (basis points)           (in thousands)       (in thousands)      Income
     ---------------------------------------------------------------------------------
             +200                   $ 24,549              $ (395)          (1.58) %
             +100                     24,799                (145)          (0.58)
                0                     24,944                   0               0
             -100                     24,864                 (80)          (0.32)
             -200                     24,546                (398)          (1.60)

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2005 balance sheet under various rate shocks:

                              Projected Net Interest     $ Change
                                  Income Over the     in Net Interest     % Change
     Change in Interest Rate    Next Twelve Months        Income       in Net Interest
         (basis points)           (in thousands)       (in thousands)      Income
     ---------------------------------------------------------------------------------
             +200                  $ 22,833               $ (100)          (0.44) %
             +100                    22,974                   41            0.18
                0                    22,933                    0               0
             -100                    22,994                   61            0.26
             -200                    22,689                 (244)          (1.07)


Management believes a discussion of 200 basis point (two percent) increases and decreases in rates, though currently unlikely, is useful in terms of developing an understanding of the Company's interest rate sensitivity.

The June 30, 2006 table above indicates that the Bank's projected net interest income for the next twelve months would decline by 1.6 percent in the event of a sudden and sustained 200 basis point increase in interest rates and decline by a similar amount in the event of an immediate 200 basis point decrease in interest rates. These results are largely driven by two factors. The first contributing factor is that the Company has significantly more interest bearing liabilities ($545,399,000) repricing over the twelve-month horizon than interest earning assets ($415,788,000). This liability sensitivity is mitigated by the fact that many of these liabilities have rates which are administratively set, which allows the Company the opportunity to have some deposit rates lag upward movements in market rates. None-the-less, the model forecasts that the Company's liability sensitivity will result in a reduction in net interest income in a rising rate environment.

The second factor is the low level of rates paid on certain categories of liabilities. Generally being liability sensitive has a favorable impact on net interest income in a falling rate environment. However, many of the Company's short-term liabilities (e.g., consumer NOW accounts) are currently priced well below 2 percent. Accordingly, they cannot reprice downward by 200 basis points which results in a reduction in net interest income in the event of a rate shock of this magnitude.

As can be seen in the two charts, the forecasted change in net interest income for 200 basis point rate shocks using the June 30, 2006 balance sheet are modest and very similar to the rate shock forecast that was made using the December 31, 2005 balance sheet. The forecasts from both time periods indicate the interest rate sensitivities of Bank's assets and liabilities are relatively well matched over the rate shock ranges between a drop of 200 basis points and an increase of 200 basis points. The estimated changes in net interest income calculated as of June 30, 2006, are within the approved guidelines established by the Board of Directors.

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

Item 4. Controls and Procedures.
--------------------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2006 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

          The Company was a creditor in two Chapter 11 cases filed by a real estate developer and his real estate development corporation. The Chapter 11 Trustee appointed in the bankruptcy cases filed a complaint in the Bankruptcy Court against the Company and 17 other named defendants seeking unspecified damages on theories of fraudulent transfer and preference. The Company and the Trustee reached a settlement in April 2006 of the Trustee's claims against the Company for payment of the sum of $50,000, plus assignment of a promissory note payable by the Trustee to the Company in the principal amount of $20,000, subject to Bankruptcy Court approval. Most of the 17 other named defendants alleged cross claims against the Company for indemnification and those claims have been dismissed by the Bankruptcy Court for lack of jurisdiction. These other defendants may subsequently reassert their alleged indemnification claims against the Company in other forums. In addition, some of these other defendants have alleged certain other claims in other pending litigation or have threatened claims against the Bank. While the Company denies any liability for any of these claims, it is impossible to predict the outcome of any such pending litigation or potential future litigation or the full range of potential loss to the Company. Furthermore, on February 17, 2005, the loan officer who made the loans related to the claims and threatened claims was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company. The Company has not recorded any liability in its June 30, 2006 financial statements for these matters.

Item 1A.  Risk Factors.
--------  -------------
          There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.



Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
-------   ------------------------------------------------------------
          Not applicable.

Item 3.   Defaults upon Senior Securities.
-------   --------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------
       (a) On April 27, 2006, the Corporation held its annual meeting of shareholders.

       (b) At the annual meeting, the following individuals were elected to a three-year term expiring in 2009: Bradford J. Bomba, Jr., M.D and Timothy D. Ellis.

               The following individual's terms as directors continued after the meeting: Mark D. Bradford, James D. Bremner, Joyce Claflin Harrell, Harry F. McNaught, Jr. Paul W. Mobley and Charles R. Royal, Jr.

       (c) At the annual meeting, the first item was the election of two directors. The vote tabulation for the election of Bradford J. Bomba, Jr. M.D. was 5,488,872 "for" and 17,668 withheld and the vote tabulation for Timothy D. Ellis was 5,445,204 "for" and 61,336 withheld.

               The second item was the ratification of BKD, LLP, Certified Public Accountants, as the Corporation's independent auditors for fiscal year ending December 31, 2006. This matter was approved by a vote of 5,490,757 shares "for", 4,487 shares "against", and 11,295 shares abstained.

Item 5.   Other Information.
-------   ------------------
          Not applicable.

Item 6.   Exhibits.
-------   ---------

Exhibit No:    Description of Exhibit:
-----------    -----------------------

3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3 (ii) Monroe Bancorp By-laws as Amended and Restated March 23, 2006, are filed as part of this Form 10-Q.

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

10 (xi) Schedule of Directors Compensation Arrangements is filed as part of this Form 10-Q.

10 (xii) Schedule of 2006 Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 14, 2005.

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

10(xviii)      First Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10(xix) Second Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10(xx) Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006. . 10(xxi) Fourth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006. .

10(xxii) Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

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

                                          MONROE BANCORP

     Date: August 8, 2006            By: /s/ Mark D. Bradford
           --------------               -----------------------------------
                                         Mark D. Bradford, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

     Date: August 8, 2006            By: /s/ Gordon M. Dyott
           --------------               -----------------------------------
                                         Gordon M. Dyott, Exec. Vice President,
                                         Chief Financial
                                         Officer
                                         (Principal Financial Officer)

                                  Exhibit Index


Exhibit No:    Description of Exhibit:
-----------    -----------------------

3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3 (ii) Monroe Bancorp By-laws as Amended and Restated March 23, 2006, are filed as part of this Form 10-Q.

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

10 (xi) Schedule of Directors Compensation Arrangements is filed as part of this Form 10-Q.

10 (xii) Schedule of 2006 Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 14, 2005.

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

10(xviii)      First Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10(xix) Second Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10(xx) Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006. . 10(xxi) Fourth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006. .

10(xxii) Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

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