Form 10-Q
period 2006-09-30
MONROE BANCORP
filed 2006-11-08
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]           No [X]

Outstanding Shares of Common Stock on October 31, 2006:  6,520,342

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.


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

    Item 1A.   Risk Factors...................................................24

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....24

    Item 3.    Defaults Upon Senior Securities................................24

    Item 4.    Submission of Matters to a Vote of Security Holders............24

    Item 5.    Other Information..............................................24

    Item 6.    Exhibits.......................................................24

Signatures....................................................................27

Exhibit Index.................................................................28

       Part I. Financial Information
       Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                             September 30, December 31,
                                                                 2006          2005
                                                              (Unaudited)
                                                               ---------    ---------
Assets
       Cash and due from banks .............................   $  15,023    $  26,634
       Federal funds sold ..................................         282        7,100
       Interest-earning deposits ...........................       1,879        2,866
                                                               ---------    ---------
             Total cash and cash equivalents ...............      17,184       36,600

       Trading securities, at fair value ...................       3,410        3,408
       Investment securities:
            Available for sale .............................     114,064      113,483
            Held to maturity ...............................       2,057        2,353
                                                               ---------    ---------
                 Total investment securities ...............     116,121      115,836

       Loans ...............................................     552,505      524,158
       Allowance for loan losses ...........................      (6,095)      (5,585)
                                                               ---------    ---------
            Net loans ......................................     546,410      518,573
       Loans held for sale .................................       3,485        1,308
       Premises and equipment ..............................      14,918       13,039
       Federal Home Loan Bank of Indianapolis stock, at cost       2,391        2,545
       Other assets ........................................      25,131       21,751
                                                               ---------    ---------
                  Total assets .............................   $ 729,050    $ 713,060
                                                               =========    =========

Liabilities
       Deposits:
            Noninterest-bearing ............................   $  75,800    $  85,198
            Interest-bearing ...............................     490,307      490,983
                                                               ---------    ---------
                 Total deposits ............................     566,107      576,181

       Borrowings ..........................................     102,342       76,762
       Other liabilities ...................................       7,916        9,603
                                                               ---------    ---------
                  Total liabilities ........................     676,365      662,546

Commitments and Contingent Liabilities

Shareholders' Equity
       Common stock, no-par value
           Authorized, 18,000,000 shares
           Issued and outstanding - 6,545,342 and 6,639,842
                 shares, respectively ......................         137          137
       Additional paid-in capital ..........................       9,757       11,277
       Retained earnings ...................................      44,096       40,700
       Accumulated other comprehensive loss ................        (970)      (1,265)
       Unearned ESOT shares ................................        (335)        (335)
                                                               ---------    ---------
                  Total shareholders' equity ...............      52,685       50,514
                                                               ---------    ---------
                  Total liabilities and shareholders' equity   $ 729,050    $ 713,060
                                                               =========    =========

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                       -----------------
                                                                         2006      2005
                                                                       -------   -------
Interest Income
       Loans, including fees ........................................   $28,878   $22,366
       Trading securities ...........................................        65        50
       Investment securities
            Taxable .................................................     2,634     2,415
            Tax-exempt ..............................................       724       347
       Federal funds sold ...........................................       340        17
       Other interest income ........................................        80        25
                                                                        -------   -------
                  Total interest income .............................    32,721    25,220
                                                                        -------   -------

Interest Expense
       Deposits .....................................................    12,884     7,479
       Short-term borrowings ........................................     1,789       892
       Other borrowings .............................................     1,140     1,317
                                                                        -------   -------
                  Total interest expense ............................    15,813     9,688
                                                                        -------   -------
                  Net interest income ...............................    16,908    15,532
       Provision for loan losses ....................................       900       900
                                                                        -------   -------
                  Net interest income after provision for loan losses    16,008    14,632
                                                                        -------   -------

Noninterest Income
       Fiduciary activities .........................................     1,248     1,158
       Service charges on deposit accounts ..........................     2,747     2,601
       Commission income ............................................       598       752
       Securities gains .............................................       112        94
       Unrealized gains on trading securities .......................        52        71
       Net gains on loans sales .....................................       812     1,021
       Debit card interchange fees ..................................       575       473
       Other operating income .......................................       973       873
                                                                        -------   -------
                  Total other income ................................     7,117     7,043
                                                                        -------   -------

Noninterest Expenses
       Salaries and employee benefits ...............................     8,863     8,100
       Net occupancy and equipment expense ..........................     2,345     1,943
       Advertising ..................................................       607       479
       Legal fees ...................................................       229       470
       Appreciation in directors' and executives'
            deferred compensation plans .............................       166       126
       Other operating expense ......................................     2,575     2,390
                                                                        -------   -------
                  Total other expenses ..............................    14,785    13,508
                                                                        -------   -------

                  Income before income tax ..........................     8,340     8,167
                  Income tax expense ................................     2,573     2,764
                                                                        -------   -------
                             Net income .............................   $ 5,767   $ 5,403
                                                                        =======   =======

       Basic and diluted earnings per share..........................   $  0.87   $  0.82
       Dividends declared and paid per share.........................    0.3600    0.3545

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       Three Months Ended
                                                                          September 30,
                                                                       ------------------
                                                                          2006      2005
                                                                        -------   -------
Interest Income
       Loans, including fees ........................................   $10,191   $ 8,058
       Trading securities ...........................................        23        18
       Investment securities
            Taxable .................................................       922       828
            Tax-exempt ..............................................       265       131
       Federal funds sold ...........................................       155         6
       Other interest income ........................................        34         5
                                                                        -------   -------
                  Total interest income .............................    11,590     9,046
                                                                        -------   -------

Interest Expense
       Deposits .....................................................     4,763     2,824
       Short-term borrowings ........................................       657       373
       Other borrowings .............................................       376       519
                                                                        -------   -------
                  Total interest expense ............................     5,796     3,716
                                                                        -------   -------
                  Net interest income ...............................     5,794     5,330
       Provision for loan losses ....................................       300       240
                                                                        -------   -------
                  Net interest income after provision for loan losses     5,494     5,090
                                                                        -------   -------

Noninterest Income
       Fiduciary activities .........................................       435       396
       Service charges on deposit accounts ..........................       901       914
       Commission income ............................................       182       241
       Securities gains  (losses) ...................................        60        (5)
       Unrealized gains on trading securities .......................        65        66
       Net gains on loans sales .....................................       332       445
       Debit card interchange fees ..................................       195       165
       Other operating income .......................................       327       306
                                                                        -------   -------
                  Total other income ................................     2,497     2,528
                                                                        -------   -------

Noninterest Expenses
       Salaries and employee benefits ...............................     2,995     2,880
       Net occupancy and equipment expense ..........................       786       661
       Advertising ..................................................       184       176
       Legal fees ...................................................       102       107
       Appreciation in directors' and executives'
            deferred compensation plans .............................        85        91
       Other operating expense ......................................       859       801
                                                                        -------   -------
                  Total other expenses ..............................     5,011     4,716
                                                                        -------   -------

                  Income before income tax ..........................     2,980     2,902
                  Income tax expense ................................       927       994
                                                                        -------   -------
                             Net income .............................   $ 2,053   $ 1,908
                                                                        =======   =======

       Basic and diluted earnings per share..........................   $  0.31   $  0.29
       Dividends declared and paid per share.........................    0.1200    0.1182

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Nine Months Ended
                               September 30, 2006
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                             Unearned
                                         Common Stock                                          Accumulated   Employee
                                     -------------------  Additional                              Other        Stock
                                        Shares              Paid in  Comprehensive  Retained  Comprehensive  Ownership
                                     Outstanding  Amount    Capital      Income     Earnings      Loss      Trust Shares    Total
                                     ----------------------------------------------------------------------------------------------
Balances January 1, 2006............  6,639,842    $ 137   $ 11,277                 $ 40,700    $ (1,265)     $ (335)     $ 50,514

Comprehensive Income:
  Net income for the period.........                                     $ 5,767       5,767                                 5,767
  Other comprehensive income
    -unrealized loss on securities                                           295                     295                       295
ESOT shares earned..................                             30                                                             30
Stock option compensation
    expense.........................                             49                                                             49
Repurchase of stock, at cost........   (100,000)             (1,650)                                                        (1,650)
Stock options exercised.............      5,500                  51                                                             51
Cash dividend ($.36 per share)                                                        (2,371)                               (2,371)
                                     ----------------------------------------------------------------------------------------------
Balances September 30, 2006.........  6,545,342    $ 137   $  9,757      $ 6,062    $ 44,096    $   (970)     $ (335)     $ 52,685
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

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                              --------------------
                                                                                2006        2005
                                                                              --------    --------
Operating Activities
     Net income ...........................................................   $  5,767    $  5,403
     Adjustments to reconcile net income to net cash provided
             by operating activities:
        Provision for loan losses .........................................        900         900
        Depreciation and amortization .....................................        853         758
        Deferred income tax ...............................................       (259)       (268)
        Investment securities amortization, net ...........................         45         170
        Securities gain ...................................................       (111)        (82)
        Origination of loans held for sale ................................    (61,564)    (68,753)
        Proceeds from sale of loans held for sale .........................     60,191      69,183
        Gain on sale of loans held for sale ...............................       (804)     (1,021)
        ESOT compensation .................................................         31          13
        Stock-based compensation expense ..................................         49          --
        Net change in:
             Trading securities ...........................................         49        (107)
             Interest receivable and other assets .........................     (3,267)     (1,328)
             Interest payable and other liabilities .......................     (1,687)        861
                                                                              --------    --------
                       Net cash provided by operating activities ..........        193       5,729
                                                                              --------    --------

Investing Activities
     Purchase of securities available for sale ............................    (32,252)    (40,036)
     Proceeds from sales of securities available for sale .................      1,990      14,354
     Proceeds from paydowns and maturities of securities available for sale     30,132      15,457
     Proceeds from paydowns and maturities of securities held to maturity .        301       5,340
     Purchase (sale) of FHLB stock ........................................        154        (106)
     Net change in loans ..................................................    (28,737)    (34,647)
     Purchase of premises and equipment ...................................     (2,732)     (1,651)
                                                                              --------    --------
                       Net cash used by investing activities ..............    (31,144)    (41,289)
                                                                              --------    --------

Financing Activities
     Net change in:
        Noninterest-bearing, interest-bearing demand and savings deposits .     11,137      31,000
        Certificates of deposit ...........................................    (21,211)     25,289
        Borrowings ........................................................     34,862     (13,811)
     Proceeds from Federal Home Loan Bank advances ........................      1,765      18,000
     Repayments of Federal Home Loan Bank advances ........................    (11,047)    (19,196)
     Cash dividends paid ..................................................     (2,371)     (2,340)
     Stock options exercised ..............................................         51          66
     Repurchase of common stock ...........................................     (1,651)        (66)
                                                                              --------    --------
                       Net cash provided by financing activities ..........     11,535      38,942
                                                                              --------    --------
Net Change in Cash and Cash Equivalents ...................................    (19,416)      3,382

Cash and Cash Equivalents, Beginning of Period ............................     36,600      21,396
                                                                              --------    --------
Cash and Cash Equivalents, End of Period ..................................   $ 17,184    $ 24,778
                                                                              ========    ========

Supplemental cash flow disclosures
     Interest paid ........................................................   $ 15,663    $  9,463
     Income tax paid ......................................................      2,632       2,945

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

The interim consolidated condensed financial statements at September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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


Note 2:  Shareholders' Equity
-----------------------------
On October 20, 2005, the Company announced the authorization of a 10 percent stock dividend payable to shareholders of record as of November 7, 2005. Accordingly, all share and per share data were restated in the September 30, 2005 Form 10-Q, as applicable, to give effect to the stock dividend.

Note 3: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:


                                             Nine months ended September 30,
                                                  2006           2005
                                               -----------    -----------

Net income (in thousands) ..................   $     5,767    $     5,403
                                               ===========    ===========
Weighted average shares outstanding ........     6,627,189      6,639,888
Average unearned ESOT shares ...............       (29,012)       (37,170)
                                               -----------    -----------
Shares used to compute basic earnings
     per share .............................     6,598,177      6,602,718
Effect of dilutive securities- stock options        21,640         19,787
                                               -----------    -----------
Shares used to compute diluted earnings
     per share .............................     6,619,817      6,622,505
                                               ===========    ===========

Earnings per share, basic ..................   $      0.87    $      0.82
Earnings per share, diluted ................          0.87           0.82


Options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at $22 per share were outstanding at September 30, 2006, but were not included in the computation of diluted EPS for the nine months ended September 30, 2006 because the options' exercise price was greater than the average market price of the common shares.


                                            Three months ended September 30,
                                                  2006           2005
                                               -----------    -----------

Net income (in thousands) ..................   $     2,053    $     1,908
                                               ===========    ===========
Weighted average shares outstanding ........     6,601,885      6,639,912
Average unearned ESOT shares ...............       (27,088)       (35,725)
                                               -----------    -----------
Shares used to compute basic earnings
     per share .............................     6,574,797      6,604,187
Effect of dilutive securities- stock options        23,432         19,906
                                               -----------    -----------
Shares used to compute diluted earnings
     per share .............................     6,598,229      6,624,093
                                               ===========    ===========

Earnings per share, basic ..................   $      0.31    $      0.29
Earnings per share, diluted ................          0.31           0.29


Options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at $22 per share were outstanding at September 30, 2006, but were not included in the computation of diluted EPS for the three months ended September 30, 2006 because the options' exercise price was greater than the average market price of the common shares.

Note 4: Change in Accounting Principle
--------------------------------------
The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $49,000 in compensation expense related to vested stock options less estimated forfeitures for the nine month period ended September 30, 2006, and $16,000 for the three month period ended September 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

Prior to the adoptions of SFAS 123(R), the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The two tables (below and on the following page) illustrate the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Table dollar amounts are in thousands except share and per share data.


                                                           Nine Months Ended
                                                           September 30, 2005
                                                           ------------------

Net income, as reported..................................       $ 5,403
Less:  Total stock-based employee compensation cost
  determined under the fair value based method, net of
  income taxes...........................................             2
                                                                -------
Pro forma net income.....................................       $ 5,401
                                                                =======

Earnings per share:
  Basic - as reported....................................       $  0.82
  Basic - pro forma......................................          0.82
  Diluted - as reported..................................          0.82
  Diluted - pro forma....................................          0.82

                                                           Three Months Ended
                                                           September 30, 2005
                                                           ------------------

Net income, as reported..................................       $ 1,908
Less:  Total stock-based employee compensation cost
  determined under the fair value based method, net of
  income taxes...........................................            (2)
                                                                -------
Pro forma net income.....................................       $ 1,910
                                                                =======

Earnings per share:
  Basic - as reported....................................       $  0.29
  Basic - pro forma......................................          0.29
  Diluted - as reported..................................          0.29
  Diluted - pro forma....................................          0.29


Note 5:  Reclassifications
--------------------------
Reclassifications of certain amounts in the 2005 consolidated condensed financial statements have been made to conform to the 2006 presentation.

Note 6:  Contingencies
----------------------
The Company is a creditor in two Chapter 11 cases filed by a real estate developer and his real estate development corporation. The Chapter 11 Trustee appointed in the bankruptcy cases filed a complaint in the Bankruptcy Court against the Company and 17 other named defendants seeking unspecified damages on theories of fraudulent transfer and preference. The Company and the Trustee reached a settlement in April 2006 of the Trustee's claims against the Company for payment of the sum of $50,000, plus assignment of a promissory note payable by the Trustee to the Company in the principal amount of $20,000. Most of the 17 other named defendants alleged cross claims against the Company for indemnification and those claims have been dismissed by the Bankruptcy Court for lack of jurisdiction. These other defendants may subsequently reassert their alleged indemnification claims against the Company in other forums. In addition, some of these other defendants have alleged certain other claims in other pending litigation or have threatened claims against the Bank. While the Company denies any liability for any of these claims, it is impossible to predict the outcome of any such pending litigation or potential future litigation or the full range of potential loss to the Company. Furthermore, on February 17, 2005, the loan officer who made the loans related to the claims and threatened claims was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company. The Company has not recorded any liability in its September 30, 2006 financial statements for these matters.

The Company and Bank are from time-to-time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 7:  Trust Preferred Securities
-----------------------------------
On July 24, 2006, the Company completed a private placement of $3 million in trust preferred securities through Monroe Bancorp Capital Trust I (the "Trust"), a statutory business trust formed by the Company. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. The Company received the proceeds from the sale of the securities in exchange for subordinated debt issued by the Company to the Trust. Because the Trust will not be consolidated with the Company, pursuant to Financial Accounting Standard Board Interpretation No. 46, the Company's financial statements will reflect the subordinated debt issued to the Trust.

Note 8: Subsequent Events
-------------------------

On November 1, 2006, the Company formed a real estate investment trust, MB REIT, Inc., a wholly owned subsidiary of Monroe Bank.


Item 2.     Management's Discussion and Analysis of Financial Condition and
------      Results of Operations
            ---------------------------------------------------------------

General / Business Summary
--------------------------
Monroe Bancorp is a one-bank holding company formed under Indiana law in 1984. The Company holds all of the outstanding stock of Monroe Bank, which was formed in 1892. Banking is the primary business activity of the Company.

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

Management believes that the Company's culture of community involvement, service quality, and customer focus has played a significant role in the Company's growth and success. Management also believes that other significant factors contributing to the Company's growth include, but are not limited to; the attractiveness of the Company's primary markets, an involved Board that sets high performance standards and a focus on maintaining high credit quality.

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 24 to 26 of the December 31, 2005 Annual Report to Shareholders - Financial Review. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on page 5 of the 2005 Annual Report to Shareholders -Financial Review. There have been no changes in these critical accounting policies to date.

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

Management has used the following non-GAAP financial measure throughout this quarterly report on Form 10-Q:

o In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.


Results of Operations
---------------------

Overview
--------
Net income for the third quarter of 2006 was $2,053,000, a 7.6 percent increase from net income of $1,908,000 for the same quarter last year. Basic and diluted earnings per share for the third quarter of 2006 were $0.31, up from $0.29 per basic share and diluted share for the third quarter of 2005.

Annualized return on average equity (ROE) for the third quarter of 2006 increased to 15.62 percent compared to 15.24 percent for third quarter of 2005. The annualized return on average assets (ROA) was 1.11 percent for the third quarter of 2006 compared to 1.13 percent for the same period of 2005.

Net income was $5,767,000 and $5,403,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $364,000 or 6.7 percent. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.87 compared to $0.82 for the same period in 2005.

Annualized return on average equity (ROE) for the nine months ended September 30, 2006 increased to 14.91 percent compared to 14.85 percent for same period of 2005. The annualized return on average assets (ROA) was 1.06 percent for the nine months ended September 30, 2006 down from 1.11 for the same period in 2005.

Growth in loans, investments and federal funds sold, along with a decline in the Company's average income tax rate resulting primarily from shifting the bond portfolio towards a higher concentration of tax-exempt investments contributed to the growth in net income in 2006. Loan quality remains good, as indicated by several measures of credit quality. At September 30, 2006, non-performing assets and 90-day past due loans totaled $2,795,000 (0.38 percent of total assets), unchanged as a percent of total assets from September 30, 2005.

The Bank had a 31.2 percent share of deposits within its core market of Monroe County as of June 30, 2006 holding the largest market share in Monroe County for the seventh consecutive year according to data published annually by the Federal Deposit Insurance Corporation (FDIC).

The Company opened a new full-service banking center in Brownsburg Indiana, west of Indianapolis, in January 2006. Average deposits for the third quarter of 2006 at this new branch were $39,168,000, an increase of $14,195,000, or 56.8 percent, over first quarter 2006 average deposits of $24,973,000. Two additional full-service banking centers are planned for 2007 in Hendricks County. Loans generated by the Central Indiana operations, located in Hamilton and Hendricks counties, were $137,405,000 at September 30, 2006, or 24.7 percent of total loans of $555,990,000, compared to $94,690,000 at September 30, 2005, or 18.5 percent of total loans of $511,752,000.

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

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. For the nine months ended September 30, 2006, the tax-equivalent net interest margin as a percent of average earning assets was 3.49 percent, a decrease from
3.51 percent for the same period last year. The 0.02 percent drop in the tax-equivalent margin resulted from the increase in average federal funds sold in 2006, which is a relatively low yielding asset. Federal funds sold averaged $8,643,000 for the first nine months of 2006 compared to $793,000 for the same period in 2005. During that same period of time, the net interest margin (not tax-equivalent) declined to 3.33 percent in 2006 from 3.41 percent in 2005. The decline in the tax-equivalent margin was less due to management's decision to invest a larger portion of the bond portfolio in municipal bonds. Average loan yields for the first nine months of 2006 increased by 102 basis points (1.02 percent) over the same period in 2005 and deposit yields increased 114 basis points. Average tax-equivalent security yields for the first nine months of 2006 increased by 79 basis points over the same period in 2005, and borrowed funds yields increased 106 basis points. Tax-equivalent net interest income was $17,722,000 for the nine months ended September 30, 2006 compared to $16,008,000 for the same period in 2005. The 10.7 percent increase in tax-equivalent net interest income was primarily driven by an 11.3 percent increase in average earning assets.

The tax-equivalent net interest margin as a percent of average earning assets was 3.50 percent for the quarter ended September 30, 2006, unchanged from the same quarter last year. However, the average balance in low yielding federal funds sold was $12,119,000 during the third quarter of 2006 compared to $741,000 during the third quarter of 2005. The increased level of federal funds sold depressed the tax-equivalent net interest margin for the third quarter of 2006. Average third quarter 2006 loan yields increased by 98 basis points over third quarter 2005 yields and deposit yields increased 113 basis points in the same time period. Average third quarter 2006 tax-equivalent securities yields increased by 98 basis points over the third quarter of 2005, and borrowed funds yields increased 107 basis points. Tax-equivalent net interest income was $6,083,000 for the three months ended September 30, 2006 compared to $5,499,000 for the same period in 2005, an increase of 10.6 percent. Net interest income increased due to a 10.4 percent increase in interest earning assets and improved yields in the investment portfolio.

During the first nine months and the third quarter of 2006, deposit yields increased more than loan yields because the Company continues to be liability sensitive (i.e. deposits reprice more quickly than loans). Securities yields continue to increase because maturing bonds are being replaced by higher yielding bonds. As a result, the average tax-equivalent yield of maturing investments can be equaled or exceeded when the funds are reinvested. Also, management is in the process of restructuring the portfolio towards a longer average life and towards a higher percentage of municipal (tax-exempt) investments.

                                                                           Average Balance Sheets and Interest Rates
                                                           -------------------------------------------------------------------------
                                                           Nine Months Ended September 30, 2006 Nine Months Ended September 30, 2005
                                                           ------------------------------------ ------------------------------------
                                                             Average              Average Rate    Average              Average Rate
                        ASSETS                               Balance    Interest  (annualized)    Balance    Interest  (annualized)
                                                             -------    --------  ------------    -------    --------  ------------
Interest earning assets
   Securities
        Taxable ........................................... $ 87,794   $  2,846     4.33%        $ 94,445   $  2,610      3.70%
        Tax-exempt (1) ....................................   29,258      1,207     5.51%          16,492        578      4.69%
                                                            --------   --------                  --------   --------
             Total securities .............................  117,052      4,053     4.63%         110,937      3,189      3.84%

   Loans (2) ..............................................  546,309     28,927     7.08%         493,625     22,369      6.06%
   FHLB Stock .............................................    2,500         92     4.92%           2,492         81      4.35%
   Federal funds sold .....................................    8,643        340     5.26%             793         17      2.87%
   Interest-earning deposits ..............................    3,424        123     4.79%           1,231         41      4.45%
                                                            --------   --------                  --------   --------
               Total interest earning assets ..............  677,928     33,535     6.61%         609,078     25,696      5.64%
                                                            --------   --------                  --------   --------

Noninterest earning assets
  Allowance for loan losses ...............................   (5,780)                              (5,473)
   Premises and equipment & other assets ..................   36,474                               30,175
   Cash and due from banks ................................   16,508                               19,099
                                                            --------                             --------
             Total assets ................................. $725,130                             $652,879
                                                            ========                             ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities
   Total interest-bearing deposits ........................ $500,308     12,884     3.44%        $434,170      7,479      2.30%
   Borrowed funds .........................................   87,641      2,929     4.47%          86,623      2,209      3.41%
                                                            --------   --------                  --------   --------
        Total interest-bearing liabilities ................  587,949     15,813     3.60%         520,793      9,688      2.49%
                                                            --------   --------                  --------   --------


Noninterest-bearing liabilities
   Noninterest-bearing demand deposits ....................   77,710                               76,642
   Other liabilities ......................................    7,773                                6,783
   Shareholders' equity ...................................   51,698                               48,661
                                                            --------                             --------
               Total liabilities and shareholders' equity.. $725,130                             $652,879
                                                            ========                             ========


Interest margin recap
Net interest income and interest rate spread
   Tax-equivalent net interest income margin ..............              17,722     3.01%                     16,008      3.15%
   Tax-equivalent net interest margin as a percent of
        total average earning assets ......................                         3.50%                                 3.51%
Tax-quivalent adjustment (1) ................................               814                                  476
                                                                       --------                             --------

    Net interest income .....................................          $ 16,908                             $ 15,532
                                                                       ========                             ========

Book net interest income as a percent of total
    average earning assets..................................                        3.33%                                 3.41%

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                           Average Balance Sheets and Interest Rates
                                                        ----------------------------------------------------------------------------
                                                        Three Months Ended September 30, 2006  Three Months Ended September 30, 2005
                                                        -------------------------------------  -------------------------------------
                                                           Average             Average Rate      Average             Average Rate
                         ASSETS                            Balance   Interest  (annualized)      Balance   Interest  (annualized)
                                                           -------   --------  ------------      -------   --------  ------------
Interest earning assets
  Securities
       Taxable ........................................... $ 86,758  $  1,001     4.58%          $ 94,638  $    892     3.74%
       Tax-exempt (1) ....................................   30,754       442     5.70%            18,528       218     4.68%
                                                           --------  --------                    --------  --------
            Total securities .............................  117,512     1,443     4.87%           113,166     1,111     3.89%

  Loans (2) ..............................................  552,915    10,207     7.32%           506,977     8,061     6.31%
  FHLB Stock .............................................    2,413        27     4.44%             2,533        28     4.39%
  Federal funds sold .....................................   12,119       155     5.07%               741         6     3.21%
  Interest-earning deposits ..............................    4,166        47     4.44%               748         8     4.42%
                                                           --------  --------                    --------  --------
              Total interest earning assets ..............  689,125    11,879     6.84%           624,165     9,214     5.86%
                                                           --------  --------                    --------  --------

Noninterest earning assets
 Allowance for loan losses ...............................   (5,948)                              (5,546)
  Premises and equipment & other assets ..................   37,443                                30,991
  Cash and due from banks ................................   16,294                                19,743
                                                           --------                              --------
            Total assets ................................. $736,914                              $669,353
                                                           ========                              ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities
  Total interest-bearing deposits ........................ $511,648     4,763     3.69%          $436,930     2,824     2.56%
  Borrowed funds .........................................   86,630     1,033     4.73%            96,981       891     3.64%
                                                           --------  --------                    --------  --------
       Total interest-bearing liabilities ................  598,278     5,796     3.84%           533,911     3,715     2.76%
                                                           --------  --------                    --------  --------


Noninterest-bearing liabilities
  Noninterest-bearing demand deposits ....................   78,512                                78,580
  Other liabilities ......................................    7,985                                 7,185
  Shareholders' equity ...................................   52,139                                49,677
                                                           --------                              --------
              Total liabilities and shareholders' equity..  $736,914                             $669,353
                                                            ========                             ========


Interest margin recap
Net interest income and interest rate spread
  Tax-equivalent net interest income margin ..............           $  6,083     3.00%                    $  5,499     3.10%
  Tax-equivalent net interest margin as a percent of
       total average earning assets ......................                        3.50%                                 3.50%
Tax-equivalent adjustment (1) ............................                289                                   169
                                                                     --------                              --------

             Net interest income .........................           $  5,794                              $  5,330     3.39%
                                                                     ========                              ========

Book net interest income as a percent of total
  average earning assets..................................                        3.34%                                 3.39%

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 40%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income was $2,497,000 for the three months ended September 30, 2006 compared to $2,528,000 for the same period in 2005, a decrease of $31,000, or 1.2 percent. Significant changes in noninterest income occurred primarily in the following areas:

     o Net gains on loan sales decreased $113,000 or 25.4 percent. As interest rates have increased the demand for mortgage refinancing and new home loans decreased.
     o Commission income decreased $59,000 or 24.5 percent. Fixed annuity sales were substantially lower because of the flat yield curve and other factors that contributed to yields on fixed annuity products being less attractive than they had been in earlier periods.
     o Fiduciary fee (trust) income increased $39,000 or 9.9 percent. Trust assets under management were $260,848,000 at September 30, 2006, an
          11.1 percent increase over the balance of $234,887,000 at September 30, 2005.

Total noninterest income was $7,117,000 for the nine months ended September 30, 2006 compared to $7,043,000 for the same period in 2005, an increase of $74,000, or 1.1 percent.

Significant changes in noninterest income occurred primarily in the following areas:

     o Net gains on loans sales decreased $209,000 or 20.5 percent. As interest rates have increased the demand for mortgage refinancing and new home loans decreased.
     o Commission income decreased $154,000 or 20.5 percent. Fixed annuity sales were substantially lower because of the flat yield curve and other factors that contributed to yields on fixed annuity products being less attractive than they had been in earlier periods.
     o Service charges on deposit accounts increased $146,000 or 5.6 percent. Growth primarily occurred in fees associated with overdrawn accounts (NSF fees).
     o Debit card interchange fees increased $102,000 or 21.6 percent, due to an increase in debit card use and an increase in the interchange fee structure.

For the quarter ended September 30, 2006, total noninterest expense was $5,011,000 compared to $4,716,000 for the same period in 2005, an increase of $295,000 or 6.3 percent. The most significant increase occurred in net occupancy and equipment expense, which increased $125,000 or 18.9 percent. The total change includes a $40,000 increase which was attributed to growth in the Company's Central Indiana operations in counties surrounding Indianapolis. The Company also expanded its Operation Center facility in 2006 to position itself for future growth.

For the nine months ended September 30, 2006, total noninterest expense was $14,785,000 compared to $13,508,000 for the same period in 2005, an increase of
9.5 percent.

Significant changes in noninterest expense occurred primarily in the following areas:

     o Salaries and employee benefit expense increased by $763,000 or 9.4 percent for the nine months ended September 30, 2006. Health insurance expense increased $233,000, or 73.9 percent in 2006. Claims during the first nine months of 2005 were exceptionally low. The remainder of the increase was due to staff additions related to the Company's growth initiatives in its Central Indiana and Bloomington markets.
     o Occupancy expense increased by $402,000 or 20.7 percent. The total change includes a $166,000 increase which was attributed to growth in the Company's Central Indiana operations in counties surrounding Indianapolis. The Company also expanded its Operation Center facility in 2006.
     o Legal fees declined $241,000 or 51.3 percent during the first nine months of 2006. A lawsuit with a builder who filed bankruptcy and his related entities, which had been ongoing since 2003, was partially settled in early 2006 and legal fees decreased significantly as a result. Refer to Note 6 Contingencies (page 11) for a summary of the litigation.

     o Advertising expense increased by $128,000 or 26.7 percent. Almost all of this increase was in support of the Bank's Central Indiana market's growth initiatives.

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

The Company's effective tax rate was 30.9 percent for the nine months ended September 30, 2006 compared to 33.9 percent for the same period in 2005. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a larger percentage of total income in 2006.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at September 30, 2006 were $729,050,000 an increase of 2.2 percent or $15,990,000 compared to $713,060,000 at December 31, 2005.
Loans (including loans held for sale) grew to $555,990,000 at September 30, 2006 compared to $525,466,000 at December 31, 2005, an increase of $30,524,000 or 5.8 percent. The Company's Central Indiana operations (Hendricks and Hamilton counties and other markets in the greater Indianapolis area) provided 92.8 percent of the year-to-date loan growth, with the remainder occurring in the Company's core market of Monroe County and the surrounding counties. Growth primarily occurred in construction and commercial real estate loans. Deposits decreased to $566,107,000 at September 30, 2006 compared to $576,181,000 at December 31, 2005, a decrease of 1.8 percent. The decrease in deposits resulted primarily from a $14,611,000 decrease in brokered CDs and a $9,398,000 decrease in non-interest bearing demand deposits. Borrowings increased to $102,342,000 at September 30, 2006 compared to $76,762,000 at December 31, 2005, a 33.3 percent increase. The increase in borrowings was primarily due to a increase in federal funds purchased of $13,000,000 and increases in repurchase agreements of $19,322,000.

Capital
-------
Shareholders' equity increased $2,171,000 at September 30, 2006 compared to December 31, 2005. This increase was a result of year-to-date net income of $5,767,000, dividends paid of $2,371,000, other comprehensive income, consisting solely of the change (increase) in net unrecognized gains in the Company's available-for-sale securities portfolio of $295,000, treasury stock purchased of $1,650,000, options issued of $51,000 (exercise price), stock-based compensation expense of $49,000 and ESOP shares earned of $30,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2006 and December 31, 2005, the Company and the Bank were categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2006 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                       Required for Adequate       To Be Well
                                                          Actual             Capital(1)           Capitalized(1)
                                                  --------------------------------------------------------------
                                                     Amount     Ratio      Amount    Ratio      Amount     Ratio
                                                  --------------------------------------------------------------

           As of September 30, 2006
           ------------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated........................ $ 62,797    11.43%   $ 43,952     8.0%          N/A     N/A
               Bank................................   62,186    11.40      43,642     8.0      $ 54,553    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated........................   56,703    10.32      21,976     4.0           N/A     N/A
               Bank................................   56,092    10.28      21,821     4.0        32,732     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated........................   56,703     7.69      29,477     4.0           N/A     N/A
               Bank................................   56,092     7.66      29,290     4.0        36,612     5.0

           As of December 31, 2005
           -----------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated........................ $ 57,312    10.94%   $ 41,918     8.0%          N/A     N/A
               Bank................................   57,343    11.01      41,660     8.0      $ 52,075    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated........................   51,727     9.87      20,959     4.0           N/A     N/A
               Bank................................   51,758     9.94      20,830     4.0        31,245     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated........................   51,727     7.47      27,691     4.0           N/A     N/A
               Bank................................   51,758     7.51      27,565     4.0        34,457     5.0

          (1) As defined by regulatory agencies


Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently employs an internal rating system for loans to assist management in addressing collection and other risks. Loans that are deemed to have potential or well-defined weaknesses are graded in one of four categories comprising criticized loans. As of September 30, 2006, the Bank had $10,098,000 of loans internally classified compared to $8,210,000 at December 31, 2005, a
23.0 percent increase. The allowance for loan losses was $6,095,000, or 1.10 percent of portfolio loans (excluding loans held for sale) at September 30, 2006 compared to $5,585,000 or 1.07 percent, of portfolio loans at December 31, 2005. A portion of classified loans are nonaccrual loans. The Bank had nonperforming loans (nonaccrual loans, restructured loans and ninety days past due loans still accruing) totaling $2,795,000, or 0.37 percent of total loans at September 30, 2006 compared to $2,032,000 or 0.37 percent of total loans at December 31, 2005.

During the first nine months of 2006, the Bank had net loan charge-offs totaling $391,000 compared to $571,000 charged off for the same period in 2005. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.93 percent at September 30, 2006, up from 0.48 percent at September 30, 2005.

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

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB) and by the ability to raise brokered CDs. FHLB advances were $24,498,000 at September 30, 2006 compared to $33,781,000 at December 31, 2005. At September 30, 2006, the Company had excess borrowing capacity at the FHLB of $32,502,000 as limited by the Company's board resolution in effect at that date. If the Company's borrowing capacity were not limited by the board resolution, the Company would have excess borrowing capacity of $57,278,000 based on collateral. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity. In July 2005, the Company began using brokered CDs as an alternate source of funding. At September 30, 2006, the Company had $35,101,000 brokered CDs on its balance sheet compared to $49,712,000 at December 31, 2005. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and minimize interest rate risk.


At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders. The main source of funding for the holding company is dividends from its subsidiary (the Bank). The bank holding company also obtains funds through a trust preferred issue. During the nine months ended September 30, 2006, the Bank declared dividends to the holding company of $1,560,000. As of October 1, 2006, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $12,551,000, versus $8,254,000 at January 1, 2006. As discussed in Note 11 to the Consolidated Financial Statements (page 34 of the 2005 Annual Report to Shareholders-Financial Review) and Item 1 of the December 31, 2005 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 7 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the nine months ended September 30, 2006, $193,000 of cash was provided by operating activities, compared to $5,729,000 during the same period in 2005. The decrease in this area was a result changes in other assets and other liabilities. During the first nine months of 2006, $31,444,000 was used for investing activities, compared to $41,289,000 in the same period of 2005. The decrease in cash used by investing activities primarily occurred because loan growth was less during the first nine months of 2006 than it was during the same period of 2005 and about the same dollar amount of securities were purchased during 2006 as matured or were sold, while more securities were purchased than matured or were sold in the first nine months of 2005. In the first nine months of 2006, $11,535,000 of cash was provided by financing activities, primarily from growth in borrowings, compared to $38,942,000 provided by financing activities during the same period in 2005 with growth occurring primarily in noninterest-bearing demand and savings deposits and certificates of deposit (brokered CDs). Overall, net cash and cash equivalents decreased $19,416,000 during the nine months ended September 30, 2006 compared to a increase of $3,382,000 in the same period of 2005.

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

Forward-Looking Statements
--------------------------
Portions of information in this Form 10-Q contain forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affect the business of the Company; (6) unexpected and/or adverse outcomes in pending or future litigation; and (7) changes in real estate values or the real estate markets. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.


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

The Company 's interest sensitivity position at September 30, 2006 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk. Management uses several techniques to measure interest rate risk. Interest rate risk exposure is measured using an interest rate sensitivity analysis to determine the change in the net portfolio value ("NPV") of its cash flows from assets and liabilities in the event of hypothetical changes in interest rates. Management also forecasts the net interest income that the Bank's current balance sheet would yield over the next twelve months assuming the same hypothetical changes in interest rates. A third method used by the Bank to measure interest rate risk is an interest rate sensitivity gap analysis. The gap analysis is utilized to quantify the repricing characteristics of the Bank's assets and liabilities.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's September 30, 2006 balance sheet under various rate shocks:

                        Projected Net Interest     $ Change
                            Income Over the     in Net Interest     % Change
Change in Interest Rate   Next Twelve Months        Income       in Net Interest
    (basis points)          (in thousands)       (in thousands)      Income
--------------------------------------------------------------------------------
        +200                    $23,124              $ (688)          (2.89) %
        +100                     23,540                (272)          (1.14)
           0                     23,812                   0               0
        -100                     23,858                  46            0.19
        -200                     23,508                (304)          (1.28)


The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2005 balance sheet under various rate shocks:

                        Projected Net Interest     $ Change
                            Income Over the     in Net Interest     % Change
Change in Interest Rate   Next Twelve Months        Income       in Net Interest
    (basis points)          (in thousands)       (in thousands)      Income
--------------------------------------------------------------------------------
        +200                    $22,833              $ (100)          (0.44) %
        +100                     22,974                  41            0.18
           0                     22,933                   0               0
        -100                     22,994                  61            0.26
        -200                     22,689                (244)          (1.07)


Management believes a discussion of 200 basis point (two percent) increases and decreases in rates, though currently unlikely, is useful in terms of developing an understanding of the Company's interest rate sensitivity.

The September 30, 2006 table above indicates that the Bank's projected net interest income for the next twelve months would decline by 2.9 percent in the event of a sudden and sustained 200 basis point increase in interest rates and decline by 1.3 percent in the event of an immediate 200 basis point decrease in interest rates. These results are largely driven by two factors. The first contributing factor is that the Company has significantly more interest bearing liabilities ($528,426,000) repricing over the twelve-month horizon than interest earning assets ($382,224,000). This liability sensitivity, though mitigated by the fact that many of these liabilities have rates which are administratively set by Management, and therefore generally lag upward movements in market rates, contribute to a reduction in net interest income in a rising rate environment.

The second factor is the absolute level of rates paid on certain categories of liabilities. Generally being liability sensitive has a favorable impact on net interest income in a falling rate environment. However, over $92 million of the Company's short-term liabilities (e.g., consumer NOW accounts) are currently priced well below 2 percent. Accordingly, they cannot reprice downward by 200 basis points which results in a reduction in net interest income in the event of a rate shock of this magnitude.

As can be seen in the two charts, the forecasted change in net interest income for 200 basis point rate shocks using the September 30, 2006 balance sheet are modest and very similar to the rate shock forecast that was made using the December 31, 2005 balance sheet. The forecasts from both time periods indicate the interest rate sensitivities of Bank's assets and liabilities are relatively well matched over the rate shock ranges between a drop of 200 basis points and an increase of 200 basis points. The estimated changes in net interest income calculated as of September 30, 2006, are within the approved guidelines established by the Board of Directors.

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


Item 4.   Controls and Procedures.
-------   ------------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2006 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

          The Company is a creditor in two Chapter 11 cases filed by a real estate developer and his real estate development corporation. The Chapter 11 Trustee appointed in the bankruptcy cases filed a complaint in the Bankruptcy Court against the Company and 17 other named defendants seeking unspecified damages on theories of fraudulent transfer and preference. The Company and the Trustee reached a settlement in April 2006 of the Trustee's claims against the Company for payment of the sum of $50,000, plus assignment of a promissory note payable by the Trustee to the Company in the principal amount of $20,000. Most of the 17 other named defendants alleged cross claims against the Company for indemnification and those claims have been dismissed by the Bankruptcy Court for lack of jurisdiction. These other defendants may subsequently reassert their alleged indemnification claims against the Company in other forums. In addition, some of these other defendants have alleged certain other claims in other pending litigation or have threatened claims against the Bank. While the Company denies any liability for any of these claims, it is impossible to predict the outcome of any such pending litigation or potential future litigation or the full range of potential loss to the Company. Furthermore, on February 17, 2005, the loan officer who made the loans related to the claims and threatened claims was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company. The Company has not recorded any liability in its September 30, 2006 financial statements for these matters.

Item 1A.  Risk Factors.
--------  -------------
          There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
-------   ------------------------------------------------------------

                                                                               (d) Maximum Number
                                                                                 (or Approximate
                                                                                 Dollar Value) of
                                                         (c) Total Number of     Shares that May
                                (a) Total                Shares Purchased as     Yet Be Purchased
                                Number of   (b) Average   Part of Publicly       Under the Plans
                                 Shares     Price Paid     Announced Plans     or Programs (dollar
               Period           Purchased    per Share       or Programs       amount in thousands)
          -----------------------------------------------------------------------------------------
          July 1-31, 2006        36,000       $ 16.18          36,000                $ 9,417
          August 1-31, 2006      12,000         16.45          12,000                  9,220
          September 1-30, 2006   52,000         16.74          52,000                  8,350

          The stock repurchase plan was announced June 16, 2006. Total dollar amount approved: $10,000,000. The plan has no expiration date.

Item 3.   Defaults upon Senior Securities.
-------   --------------------------------
          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------
          None.

Item 5.   Other Information.
-------   ------------------
          Not applicable.

Item 6.   Exhibits.
-------   ---------

Exhibit No:    Description of Exhibit:
-----------    -----------------------

3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3 (ii) Monroe Bancorp By-laws as Amended and Restated March 23, 2006, are incorporated by reference to registrant's Form 10-Q filed August 8, 2006.

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

10 (xi) Schedule of Directors Compensation Arrangements is incorporated by reference to registrant's Form 10-Q filed August 8, 2006.

10 (xii) Schedule of 2006 Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 14, 2005.

10 (xiii)      Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership
               Plan is incorporated by reference to Form 10-Q filed May 9, 2005.

10 (xiv) Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10 (xv) Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10 (xvi) Form of agreement under the Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10 (xvii)      Form of agreement under the Monroe Bancorp Executives' 2005
               Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10 (xviii)     First Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xix) Second Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xx) Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xxi) Fourth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xxii)      Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

31 (i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   MONROE BANCORP

     Date: November 8, 2006        By: /s/ Mark D. Bradford
           ----------------            ---------------------------------------
                                       Mark D. Bradford, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

     Date: November 8, 2006        By: /s/ Gordon M. Dyott
           ----------------            ---------------------------------------
                                       Gordon M. Dyott, Exec. Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  Exhibit Index


Exhibit No:    Description of Exhibit:
-----------    -----------------------

3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3 (ii) Monroe Bancorp By-laws as Amended and Restated March 23, 2006, are incorporated by reference to registrant's Form 10-Q filed August 8, 2006.

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

10 (xi) Schedule of Directors Compensation Arrangements is incorporated by reference to registrant's Form 10-Q filed August 8, 2006.

10 (xii) Schedule of 2006 Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 14, 2005.

10 (xiii)      Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership
               Plan is incorporated by reference to Form 10-Q filed May 9, 2005.

10 (xiv) Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10 (xv) Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10 (xvi) Form of agreement under the Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10 (xvii)      Form of agreement under the Monroe Bancorp Executives' 2005
               Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10 (xviii)     First Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xix) Second Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xx) Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xxi) Fourth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xxii)      Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

31 (i) Certification for Quarterly Report on Form 10-Q by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (ii) Certification for Quarterly Report on Form 10-Q by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (i) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.