Form 10-K
period 2006-12-31
MONROE BANCORP
filed 2007-03-15
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006     Commission file number 000-31951

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

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $89,998,804 on June 30, 2006, computed by reference to the closing price as reported by the NASDAQ Global Market system.

As of March 1, 2007 there were 6,473,342 outstanding common shares of common stock, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                       Part of Form 10-K
              Documents                              Into Which Incorporated

Portions of the 2006 Annual Report
  to Shareholders                                            Part II

Portions of the Definitive Proxy
  Statement for the Annual Meeting
  of Shareholders to be held
  April 26, 2007                                             Part III

FORM 10-K TABLE OF CONTENTS                                                  Form 10-K
                                                                             Page Number
Part I
         Item 1  -  Business.......................................................3

         Item 1A -  Risk Factors...................................................27

         Item 1B -  Unresolved Staff Comments......................................29

         Item 2  -  Properties.....................................................29

         Item 3  -  Legal Proceedings..............................................31

         Item 4  -  Submission of Matters to a Vote of Security Holders............31

Part II
         Item 5  -  Market for the Registrant's Common Equity,
                      Related Shareholder Matters..................................32

         Item 6  -  Selected Financial Data........................................33

         Item 7  -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................33

         Item 7A -  Quantitative and Qualitative Disclosures about Market Risk.....33

         Item 8  -  Financial Statements and Supplementary Data....................33

         Item 9  -  Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure..........................34

         Item 9A -  Controls and Procedures........................................34

         Item 9B -  Other Information..............................................36

Part III
         Item 10 -  Directors, Executive Officers and Corporate Governance.........36

         Item 11 -  Executive Compensation.........................................36

         Item 12 -  Security Ownership of Certain Beneficial
                      Owners and Management and Related Shareholder Matters........37

         Item 13 -  Certain Relationships and Related Transactions, and Director
                      Independence.................................................37

         Item 14 -  Principal Accountant Fees and Services.........................38
Part IV
         Item 15 -  Exhibits and Financial Statement Schedules.....................38

Signatures.........................................................................41

                                     PART I

ITEM 1.  Business.

                                     General

Monroe Bancorp (the "Company") is a one-bank holding company formed as a general corporation under Indiana law in 1984. At December 31, 2006, on a consolidated basis the Company had total assets of $748,193,000, total loans of $559,463,000 and total deposits of $589,328,000. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, headquartered in Bloomington, Indiana, conducts business from 17 locations in Monroe, Hendricks, Hamilton, Jackson and Lawrence counties in Indiana. Approximately 70 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. However, the Company's anticipated continued development of additional banking business in Hendricks County, and other counties in the greater Indianapolis area, is expected to gradually reduce this concentration.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

As of December 31, 2006, the Bank had 236 full-time equivalent employees.

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

The Company has increased its annual dividend each year for 18 years. Based upon a closing price of $16.76 for the Company's stock on December 31, 2006, (MROE; listed on the NASDAQ Global Market), the Company's $0.48 dividend per share provided a dividend yield of 2.86 percent.

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

The Company focused much of its effort during 2006 in four areas. The first area of focus was loan growth. As a result of hiring additional lenders and increased business development activity, total loans at December 31, 2006 were $559,463,000 which was 6.5 percent greater than the December 31, 2005 balance of $525,466,000. Most of the growth took place in commercial real estate, followed by construction loans. The Company's loans growth was driven by loans at its Central Indiana locations (Hendricks and Hamilton counties) increasing by $37,041,000 during 2006.

The second area of Management focus was pricing discipline and other strategies to offset pressure on the Company's net interest margin created by the increase in short term rates and the flat yield curve that took place during 2006. The Company's tax-equivalent margin increased to 3.50 percent for 2006 compared to
3.48 percent for 2005. The two basis point increase experienced in 2006 contrasts to the fourteen basis point decline that took place between 2004 (3.62 percent) and 2005 (3.48 percent). Actions contributing to the improvement include managing rates on certain core deposit products so that they lag changes in market rates, investing the proceeds from maturing securities at higher rates and loans becoming a higher percentage of total earning assets.

The third area of focus was noninterest income growth primarily in our Wealth Management Group and debit card interchange fees. Income from fiduciary activities (trust and asset management) increased by $156,000 or 10.1 percent over 2005. Trust assets under management grew to $271,766,000 at December 31, 2006, a 14.7 percent increase from the balance of $237,026,000 a year ago. Debit card interchange fees were $776,000 for 2006, compared to $645,000 for 2005, an increase of 20.3 percent. The growth in these areas helped to offset a decline in income from mortgages sold in the secondary market. As interest rates increased the demand for mortgage refinancing and new home loans decreased.

The fourth area of focus was investing in facilities and equipment to enable us to continue our growth. We opened our first full-service branch in Brownsburg (Hendricks County) in January 2006. Deposits at this branch grew from an average of $25,996,000 for December 2005 to an average of $44,206,000 for December 2006. This reflects an increase of 70.1 percent. We also purchased land in Avon and Plainfield, and will begin building two more full-service branches in 2007. We expanded our operations center to house our loan operations function and remodeled our current Loan Center to provide a more efficient and customer-friendly venue. The building was also appropriately renamed the "Business Center" as it now houses employees whose focus is on developing new business and servicing existing customers. We also invested in document imaging software and equipment, which will allow us to operate more efficiently as the Company's geographic footprint continues to expand.

Company Goals
-------------
The Company's business strategies are focused on five major areas:

o    increasing the growth rate of net interest income,
o    improving credit processes to ensure strong credit quality,
o    managing interest rate risk,
o    increasing the ratio of noninterest income to net interest income, and
o    increasing operating efficiency.


Achievement of the Company's financial objectives will require continued strong loan and deposit growth from the Bank's initiatives in Hendricks County and Hamilton County, two attractive markets in the greater Indianapolis area, as well as from its core markets in and around Monroe County.

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

The Company has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. According to data published annually by the Federal Deposit Insurance Company
(FDIC), all FDIC insured deposits held by financial institutions in Monroe County grew by $307,052,000, or 25.8 percent, during the five-year period between June 30, 2001 and June 30, 2006. During the same period, the Company was able to grow its deposits within Monroe County by $149,050,000 (46.8 percent) and increase its market share from 26.7 percent in 2001 to 31.2 percent in 2006. Like many financial institutions, deposit growth over the last five years has not kept pace with the Company's growth in loans. In 2006, the Company addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and acquiring short-term public fund certificates of deposit.

Available Information
---------------------
All reports filed electronically by the Company with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports are accessible at no cost on the Company's Web site at www.monroebank.com. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information concerning issuers that file electronically with the SEC, and the Company's filings are accessible on the SEC's web site at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, N.W., Washington, DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2006, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

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


                           FORWARD-LOOKING STATEMENTS
                           --------------------------


Portions of information in this Form 10-K contain forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This document contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affecting the business of the Company; (6) changes in real estate values or the real estate markets; (7) unexpected and/or adverse outcomes in pending or future litigation; and (8) the Company's business development efforts in new markets in and around Hendricks and Hamilton counties.

Statistical Data.
     Selected Financial Data

                                                 Financial Highlights
-----------------------------------------------------------------------------------------------------------
                         (dollar amounts in thousands, except share and per share data)

                                                              At or for the Years Ended December 31,
                                                       ----------------------------------------------------
                                                         2006       2005       2004       2003       2002
                                                       ----------------------------------------------------
                 Summary of operations
Net interest income ................................   $ 22,665   $ 20,824   $ 19,864   $ 19,140   $ 18,738
Less: Provision for loan losses ....................      1,200      1,140      1,320      3,920      1,762
                                                       --------   --------   --------   --------   --------
Net interest income, after provision for loan losses     21,465     19,684     18,544     15,220     16,976

Noninterest income .................................      9,492      9,258      8,302      8,182      6,070
Noninterest expense ................................     20,098     18,054     16,921     16,285     13,931
Net income .........................................      7,586      7,223      6,705      5,054      6,098



                   Per common share
Basic and fully diluted earnings per share .........   $   1.15   $   1.09   $   1.01   $   0.75   $   0.91
Cash dividends per share ...........................     0.4800     0.4745     0.4727     0.4455     0.4364
Book value per common share ........................       8.24       7.64       7.18       6.81       6.59


             Selected year-end balances
Total assets .......................................   $748,193   $713,060   $633,970   $589,263   $533,317
Total securities ...................................    120,250    119,244    109,712    106,195    100,292
Total loans - including loans held for sale ........    559,463    525,466    477,085    424,511    391,315
Total deposits .....................................    589,328    576,181    483,534    436,683    398,567
Shareholders' equity ...............................     53,505     50,514     47,384     45,375     44,263


              Selected average balances
Total assets .......................................   $730,137   $662,806   $607,619   $562,836   $520,310
Total securities ...................................    117,553    111,778    106,703    100,479     96,392
Total loans - including loans held for sale ........    549,463    499,503    451,055    411,762    381,126
Total deposits .....................................    582,762    521,235    459,765    425,378    392,789
Shareholders' equity ...............................     52,001     48,387     46,428     45,188     42,588


         Ratios based on average balances
Return on assets (1) ...............................       1.04 %     1.09 %     1.10 %     0.90 %     1.17 %
Return on equity (2) ...............................      14.59 %    14.93 %    14.44 %    11.18 %    14.32 %
Dividend payout ratio (3) ..........................      41.52 %    43.36 %    46.64 %    59.05 %    48.01 %
Equity to assets ratio (4) .........................       7.12 %     7.30 %     7.64 %     8.03 %     8.19 %

(1)  Net income divided by average total assets
(2)  Net income divided by average equity
(3)  Dividends per share divided by net income per share
(4)  Average equity divided by average total assets

                               Net Interest Income
                               -------------------
The table on the following page presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. For analytical purposes, interest income presented in the table has been adjusted to a tax-equivalent basis assuming a 40 percent tax rate for municipal bonds and a state statutory rate of 8.5 percent on U.S. government agency bonds held in an out-of-state investment subsidiary and real estate loans held in a real estate investment trust. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes a table of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.

                    Average Balance Sheets and Interest Rates
                          (dollar amounts in thousands)

                                                                          Years Ended December 31,
                                              -------------------------------------------------------------------------------------
                                                         2006                         2005                         2004
                                              ---------------------------  ---------------------------  ---------------------------
                                               Average            Average   Average            Average   Average            Average
ASSETS                                         Balance   Interest   Rate    Balance   Interest   Rate    Balance   Interest   Rate
-------------------------------------------   ---------  --------  ------  ---------  --------  ------  ---------  --------  ------
Interest-earning assets
  Taxable securities (1) ..................   $  87,267  $  3,868   4.43%  $  94,565  $  3,565   3.77%  $  88,848  $  3,144   3.54%
  Tax-exempt securities (2) ...............      30,286     1,683   5.56%     17,213       805   4.68%     17,855       960   5.38%
                                              ---------  --------          ---------  --------          ---------  --------
      Total securities ....................     117,553     5,551   4.72%    111,778     4,370   3.91%    106,703     4,104   3.85%
Commercial loans ..........................      97,043     7,574   7.80%     88,246     5,707   6.47%     86,283     4,468   5.18%
Real estate loans (3) .....................     433,385    30,483   7.03%    392,951    23,835   6.07%    346,375    19,255   5.56%
Installment loans .........................      19,035     1,460   7.67%     18,306     1,342   7.33%     18,397     1,317   7.16%
                                              ---------  --------          ---------  --------          ---------  --------
      Total loans (4) .....................     549,463    39,517   7.19%    499,503    30,884   6.18%    451,055    25,040   5.55%
Interest-earning deposits .................       3,514       172   4.89%      1,509        74   4.93%      3,743        72   1.91%
FHLB Stock ................................       2,467       121   4.90%      2,506       108   4.31%      2,393       106   4.43%
Federal funds sold ........................       9,002       491   5.45%      2,796       104   3.72%        752        10   1.33%
                                              ---------  --------          ---------  --------          ---------  --------
      Total interest-earning assets .......     681,999    45,852   6.72%    618,092    35,540   5.75%    564,646    29,332   5.19%
                                              ---------  --------          ---------  --------          ---------  --------

Noninterest-earning assets
  Allowance for loan losses ...............      (5,891)                      (5,500)                      (5,061)
  Premises and equipment & other assets ...      37,354                       31,420                       29,011
  Cash and due from banks .................      16,675                       18,794                       19,023
                                              ---------                    ---------                    ---------
      Total assets ........................   $ 730,137                    $ 662,806                    $ 607,619
                                              =========                    =========                    =========


LIABILITIES & SHAREHOLDERS' EQUITY
-------------------------------------------
Total interest-bearing deposits ...........   $ 505,115    18,005   3.56%  $ 444,054    11,029   2.48%  $ 384,259     6,479   1.69%
Borrowed funds:
  Short-term borrowings ...................      56,502     2,532   4.48%     46,032     1,273   2.77%     53,893       537   1.00%
  Other borrowings ........................      30,927     1,441   4.66%     39,072     1,753   4.49%     41,069     1,852   4.51%
                                              ---------  --------          ---------  --------          ---------  --------
      Total borrowed funds ................      87,429     3,973   4.54%     85,104     3,026   3.56%     94,962     2,389   2.52%
                                              ---------  --------          ---------  --------          ---------  --------
Total interest-bearing liabilities ........     592,544    21,978   3.71%    529,158    14,055   2.66%    479,221     8,868   1.85%

Noninterest-bearing liabilities
  Noninterest-bearing demand deposits .....      77,647                       77,181                       75,506
  Other liabilities .......................       7,945                        8,080                        6,464
  Shareholders' equity ....................      52,001                       48,387                       46,428
                                              ---------                    ---------                    ---------
  Total liabilities and
    shareholders' equity ..................   $ 730,137    21,978          $ 662,806    14,055          $ 607,619     8,868
                                              =========  --------          =========  --------          =========  --------
Interest margin recap
  Net interest income and
    interest rate spread
  Tax-equivalent net interest income margin                23,874   3.01%               21,485   3.09%               20,464   3.34%
  Tax-equivalent net interest margin as a
     percent of total average earning assets                        3.50%                        3.48%                        3.62%
  Less: Tax-equivalent adjustment (5) .....                 1,209                          661                          600
                                                         --------                     --------                     --------
      Net interest income .................              $ 22,665                     $ 20,824                     $ 19,864
                                                         ========                     ========                     ========

(1) Interest income on U.S. government agency bonds held in an out of state investment subsidiary has been adjusted to a tax-equivalent basis using a state statutory income tax rate of 8.5%.
(2) Interest income on tax-exempt securities has been adjusted to a tax-equivalent basis using a marginal income tax rate of 40% .
(3)  Interest income on real estate loans held in a real estate investment trust
     (REIT) has been adjusted to a tax-equivalent basis using a state statutory income tax rate of 8.5%.
(4) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(5) Interest income adjustment to convert tax-exempt investment securities, U.S. government agency securities held in an investment subsidiary and real estate loans held in a REIT to a fully tax-equivalent basis using applicable marginal tax rates.

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

                                                       Volume / Rate Analysis
                                                   (dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                      2006 Compared to 2005         2005 Compared to 2004         2004 Compared to 2003
                                    Increase (Decrease) Due to    Increase (Decrease) Due to    Increase (Decrease) Due to
                                    --------------------------    --------------------------    --------------------------
                                    Volume     Rate      Total    Volume     Rate      Total    Volume     Rate      Total
                                    -------   -------   -------   -------   -------   -------   -------   -------   -------
Interest income
---------------
Loans ............................  $ 3,281   $ 5,352   $ 8,633   $ 2,838   $ 3,006   $ 5,844   $ 2,313   $  (922)  $ 1,391
Securities:
  Taxable ........................     (313)      616       303       209       212       421       556      (787)     (231)
  Tax-exempt .....................      704       175       879       (36)     (119)     (155)     (248)     (227)     (475)
                                    -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total securities interest ....      391       791     1,182       173        93       266       308    (1,014)     (706)
                                    -------   -------   -------   -------   -------   -------   -------   -------   -------

Interest-earning deposits ........       99        (2)       97       (84)       87         3       (22)       27         5
FHLB stock .......................       (2)       15        13         5        (3)        2        11       (15)       (4)
Federal funds sold ...............      320        67       387        57        37        94       (56)      (24)      (80)
                                    -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total interest income ........    4,089     6,223    10,312     2,989     3,220     6,209     2,553    (1,947)      606
                                    -------   -------   -------   -------   -------   -------   -------   -------   -------

Interest expense
----------------
Interest-bearing deposits ........    1,674     5,302     6,976     1,126     3,424     4,550       474      (536)      (62)
Short-term borrowings ............      338       921     1,259       (91)      827       736        70       187       257
Long-term debt ...................     (348)       36      (312)      (90)       (9)      (99)      (72)      (47)     (119)
                                    -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total interest expense .......    1,664     6,259     7,923       945     4,242     5,187       472      (396)       76
                                    -------   -------   -------   -------   -------   -------   -------   -------   -------

    Change in net interest income
      (fully tax-equivalent basis)  $ 2,425   $   (36)    2,389   $ 2,044   $(1,022)    1,022   $ 2,081   $(1,551)      530
                                    =======   =======             =======   =======             =======   =======

Tax-equivalent adjustment (1) ....                         (548)                          (62)                          194
                                                        -------                       -------                       -------

    Change in net interest income                       $ 1,841                       $   960                       $   724
                                                        =======                       =======                       =======

(1) The tax-equivalent adjustment is based on a marginal income tax rate of 40% for municipal bonds and a state statutory rate of 8.5% on U.S. government agency bonds held in an out of state investment subsidiary and real estate loans held in a REIT.

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

                                       Analysis of Allowance for Loan Losses
                                             (dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------------

                                                                      Years Ended December 31,
                                                   -------------------------------------------------------------
                                                      2006         2005         2004         2003         2002
                                                   -------------------------------------------------------------
Balance at beginning of year ....................  $   5,585    $   5,194    $   5,019    $   4,574    $   4,198

Loans charged off
-----------------
  Commercial and industrial .....................       (142)        (353)        (502)      (1,091)        (535)
  Real estate ...................................       (320)        (229)        (867)      (2,391)        (849)
  Installment ...................................       (616)        (428)        (127)        (172)        (158)
                                                   ---------    ---------    ---------    ---------    ---------
          Total charge-offs .....................     (1,078)      (1,010)      (1,496)      (3,654)      (1,542)
                                                   ---------    ---------    ---------    ---------    ---------

Charge-offs recovered
---------------------
  Commercial and industrial .....................         63           47          127           47           14
  Real estate ...................................         47           81          181           63          103
  Installment ...................................        327          133           43           69           39
                                                   ---------    ---------    ---------    ---------    ---------
          Total recoveries ......................        437          261          351          179          156
                                                   ---------    ---------    ---------    ---------    ---------

Net loans charged off ...........................       (641)        (749)      (1,145)      (3,475)      (1,386)
Current year provision ..........................      1,200        1,140        1,320        3,920        1,762
                                                   ---------    ---------    ---------    ---------    ---------

Balance at end of year ..........................  $   6,144    $   5,585    $   5,194    $   5,019    $   4,574
                                                   =========    =========    =========    =========    =========

Loans at year end (excluding loans held for sale)  $ 556,918    $ 524,158    $ 474,345    $ 422,292    $ 383,898

Ratio of allowance to loans (excluding loans held
  for sale) at period end .......................       1.10%        1.07%        1.09%        1.19%        1.19%

Average loans ...................................  $ 549,463    $ 499,503    $ 451,055    $ 411,762    $ 381,126

Ratio of net loans charged off
  to average loans ..............................       0.12%        0.15%        0.25%        0.84%        0.36%

The allocation of the allowance for loan losses along with the percentage of each loan type to total loans outstanding is illustrated in the following table. The Company regards the allowance as a general allowance which is available to absorb losses from all loans.

                               Allocation of the Allowance for Loan Losses
                                      (dollar amounts in thousands)
----------------------------------------------------------------------------------------------------
                                                 2006                2005                2004
                                            ---------------     ---------------     ---------------
                                            Amount  Percent     Amount  Percent     Amount  Percent
                                            ---------------     ---------------     ---------------
Balance at December 31:
  Commercial, industrial and agricultural   $1,482   17.38 %    $1,511   17.38 %    $1,584    22.54
  Real Estate ...........................    4,202   78.84 %     3,607   78.84 %     2,921    68.34
  Installment ...........................      342    3.78 %       410    3.78 %       394     9.12
  Unallocated ...........................      118     N/A          57     N/A         295      N/A
                                            ------  ------      ------  ------      ------   ------
       Total allowance for loan losses ..   $6,144  100.00 %    $5,585  100.00 %    $5,194   100.00
                                            ======  ======      ======  ======      ======   ======

                                                 2003                2002
                                            ---------------     ---------------
                                            Amount  Percent     Amount  Percent
                                            ---------------     ---------------

Balance at December 31:
  Commercial, industrial and agricultural   $1,273   19.56 %    $1,237   19.84 %
  Real Estate ...........................    2,690   75.65 %     2,304   74.43 %
  Installment ...........................      418    4.79 %       446    5.73 %
  Unallocated ...........................      638     N/A         587     N/A
                                            ------  ------      ------  ------
       Total allowance for loan losses ..   $5,019  100.00 %    $4,574  100.00 %
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

                                       Nonperforming Assets
                                  (dollar amounts in thousands)
----------------------------------------------------------------------------------------------

                                                                  December 31,
                                                ----------------------------------------------
                                                 2006      2005      2004      2003      2002
                                                ------    ------    ------    ------    ------
Principal balance
-----------------
Nonaccrual ..................................   $1,670    $1,640    $3,283    $5,686    $3,612
Restructured ................................       42       293       391       502       445
90 days or more past due and still accruing .      644        99        29       173       588
                                                ------    ------    ------    ------    ------
          Total nonperforming loans .........   $2,356    $2,032    $3,703    $6,361    $4,645
                                                ======    ======    ======    ======    ======

Nonperforming loans as a percent of total
    loans (including loans held for sale) ...     0.42%     0.39%     0.78%     1.50%     1.19%

Other real estate owned (OREO) ..............   $  141    $   --    $  350    $  534    $  110

OREO as a percent of total loans (including
    loans held for sale) ....................     0.03%       --      0.07%     0.13%     0.03%

Allowance as a percent of nonperforming loans   260.78%   274.85%   140.26%    78.90%    98.47%


Interest income of $38,000 for the year ended December 31, 2006, was recognized on the nonaccruing and restructured loans listed in the table above, whereas, interest income of $149,000 would have been recognized under their original terms.

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

Management has identified $6,288,000 and $6,188,000 of loans on its watch list which were not included in impaired or nonperforming loans at December 31, 2006 and 2005, respectively.

                         Noninterest Income and Expense
                         ------------------------------

A comparative table and complete discussion of noninterest income and expense is contained in the 2006 Annual Report to Shareholders Managements Discussion and Analysis on pages 27 to 28 under the caption "Other Income and Expense."

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

Trading securities consist of investments in various mutual funds and Monroe Bancorp common stock held in grantor trusts formed by the Company related to the Monroe Bancorp Directors' Deferred Compensation Plan. The Company's obligations under the deferred compensation plan change in concert with the performance of the investments.

The tables on the following page summarize the carrying values of securities from December 31, 2004 through December 31, 2006. The maturity distribution of securities at December 31, 2006 is summarized by classification.

                                   Securities
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                            December 31,
                                   ------------------------------
                                     2006       2005       2004
                                   --------   --------   --------

Available for sale
------------------
  Government agencies ..........   $ 38,733   $ 53,447   $ 68,282
  State and municipal ..........     34,097     26,645     10,148
  Mortgage-backed & asset-backed     39,288     30,443     17,567
  Equity securities ............      2,922      2,948         --
                                   --------   --------   --------

        Total available for sale    115,040    113,483     95,997


Held to Maturity
----------------
  Government agencies ..........      1,006        984      4,025
  State and municipal ..........        645      1,365      6,461
  Mortgage-backed & asset-backed          2          4          6
                                   --------   --------   --------

        Total held to maturity .      1,653      2,353     10,492


Trading securities
------------------

   Mutual funds ................      3,557      3,408      3,223
                                   --------   --------   --------
        Total trading securities      3,557      3,408      3,223
                                   --------   --------   --------


            Total securities ...   $120,250   $119,244   $109,712
                                   ========   ========   ========


Securities Maturity Schedule at December 31, 2006
-------------------------------------------------

                                         1 Year and Less    1 to 5 Years      5 to 10 Years     Over 10 Years         Total
                                         ---------------   ---------------   ---------------   ---------------   ---------------
                                         Balance    Rate   Balance    Rate   Balance    Rate   Balance    Rate   Balance    Rate
                                         -------    ----   -------    ----   -------    ----   -------    ----   -------    ----
Available for sale
------------------
  Government agencies ..............     $ 20,100   3.32%  $ 17,908   4.34%  $    724   5.72%  $     --          $ 38,732   3.84%
  State and municipal ..............        1,501   2.39%    16,085   3.31%    16,512   3.66%        --            34,098   3.44%
  Mortgage-backed & asset-backed (1)          871   3.03%    26,148   4.55%    10,759   5.17%     1,510   5.32%    39,288   4.72%
  Equity Securities (2) ............        2,922   4.38%        --                --                --             2,922   4.38%
                                         --------          --------          --------          --------          --------
        Total available for sale ...     $ 25,394          $ 60,141          $ 27,995          $  1,510          $115,040   2.42%
                                         ========          ========          ========          ========          ========

Held to Maturity
----------------
  Government agencies ..............     $     --          $  1,006   4.85%  $     --          $     --          $  1,006   4.85%
  State and municipal ..............          645   3.54%                          --                --               645   3.54%
  Mortgage-backed & asset-backed (1)           --                 2   5.76%        --                --                 2   5.76%
                                         --------          --------          --------          --------          --------
        Total held to maturity .....     $    645          $  1,008          $     --          $     --          $  1,653   4.34%
                                         ========          ========          ========          ========          ========

Trading Securities
------------------
   Mutual funds (2) ................     $  3,557   3.42%  $     --          $     --          $     --          $  3,557   3.42%
                                         --------          --------          --------          --------          --------
        Total trading securities ...     $  3,557          $     --          $     --          $     --          $  3,557   3.42%
                                         ========          ========          ========          ========          ========

(1) Mortgage-backed and asset-backed securities maturities are based on average life at the projected prepayment speed.
(2)  Equity securities and mutual funds have no maturities

                             ----------------------

The majority of the securities portfolio is comprised of government agency securities, and mortgage-backed obligations. Trading securities consist solely of mutual funds and Monroe Bancorp stock held in a grantor trust, established for the Monroe Bancorp Directors' and Executives' Deferred Compensation Plan.

The securities portfolio carries varying degrees of risk. Investments in government agency and mortgage-backed securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2006. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10 percent of the Company's shareholders' equity as of December 31, 2006. The Company does not use off-balance sheet derivative financial instruments. As of December 31, 2006 and December 31, 2005, the securities portfolio held no structured notes.

                                      Loans
                                      -----

The loan portfolio constitutes the major earning asset of the Company, and offers the best alternative for maximizing interest spread above the cost of funds. The Company's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any credit which exceeds the authority of the loan officer, but is under $2,000,000 is reviewed by the Company's Officers' Loan Committee for approval. The committee is comprised of the President/CEO, the Senior Vice President Chief Credit Officer and several experienced loan officers. Aggregate relationships exceeding $2,000,000 are reviewed by the Board of Directors' Loan Committee for approval. This Loan Committee is comprised of seven board members, one of whom is the President/CEO. The Loan Committee not only acts as an approval body to ensure consistent application of the Company's loan policy, but also provides valuable insight through communication and pooling of knowledge, judgment, and experience of its members.

The Company's primary lending area generally includes Monroe, Lawrence, Jackson, Hendricks, Hamilton and contiguous counties in Southern and Central Indiana. The Company extends out-of-area credit only to borrowers who are considered to be low risk, and then, only on a limited basis.

The following table reflects outstanding balances by loan type.

                                Loans Outstanding
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                 December 31,
                            ----------------------------------------------------
                              2006       2005       2004       2003       2002
                            --------   --------   --------   --------   --------
Commercial and industrial   $ 92,528   $ 89,850   $ 85,420   $ 81,989   $ 76,301
Agricultural ............      1,384      1,427        992      1,028      1,322
Real estate:
   One-to-four-family ...     94,817     99,180    104,541    104,739    111,297
   Multi-family .........     59,608     59,057     52,087     43,682     44,640
   Commercial ...........    165,714    156,014    128,167    108,871     88,661
   Construction .........     97,006     68,066     61,828     40,560     27,471
   Home equity ..........     26,515     28,792     26,188     21,760     17,927
   Farm land ............      3,195      3,216      1,450      1,538      1,270
Installment .............     18,696     19,864     16,412     20,344     22,426
                            --------   --------   --------   --------   --------
        Total loans .....   $559,463   $525,466   $477,085   $424,511   $391,315
                            ========   ========   ========   ========   ========



The following table presents the composition of the loan portfolio expressed as a percent of total loans.


                                                 December 31,
                            ----------------------------------------------------
                              2006       2005       2004       2003       2002
                            --------   --------   --------   --------   --------
Commercial and industrial    16.54 %    17.11 %    17.91 %    19.32 %    19.50 %
Agricultural ............     0.25 %     0.27 %     0.21 %     0.24 %     0.34 %
Real estate:
   One-to-four-family ...    16.95 %    18.87 %    21.91 %    24.67 %    28.44 %
   Multi-family .........    10.65 %    11.24 %    10.92 %    10.29 %    11.41 %
   Commercial ...........    29.62 %    29.69 %    26.86 %    25.65 %    22.66 %
   Construction .........    17.34 %    12.95 %    12.96 %     9.55 %     7.02 %
   Home equity ..........     4.74 %     5.48 %     5.49 %     5.13 %     4.58 %
   Farm land ............     0.57 %     0.61 %     0.30 %     0.36 %     0.32 %
Installment .............     3.34 %     3.78 %     3.44 %     4.79 %     5.73 %
                            --------   --------   --------   --------   --------
         Total ..........   100.00 %   100.00 %   100.00 %   100.00 %   100.00 %
                            ======     ======     ======     ======     ======

The following table reflects the maturity schedule of loans. Also indicated are fixed and variable rate loans maturing after one year.

                                 Loan Liquidity
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                    Loan Maturities at December 31, 2006
                              -----------------------------------------------
                               1 Year        1 - 5       Over 5
                              and Less       Years       Years         Total
                              --------     --------     --------     --------
Commercial and industrial     $ 43,444     $ 37,491     $ 12,977     $ 93,912
Real estate:
     One-to-four-family .        4,361        5,457       85,000       94,818
     Multi-family .......        2,916          904       55,788       59,608
     Commercial .........       13,227       21,743      130,743      165,713
     Construction .......       47,771       42,804        6,431       97,006
     Home equity ........           --           91       26,424       26,515
     Farm land ..........           --          196        2,999        3,195
Installment .............        2,956        7,962        7,778       18,696
                              --------     --------     --------     --------
          Total loans ...     $114,675     $116,648     $328,140     $559,463
                              ========     ========     ========     ========


Loans maturing after 1 year with:
     Fixed interest rates..............    $ 49,684     $ 61,640
     Adjustable interest rates.........      66,965      266,498
                                           --------     --------
                                           $116,649     $328,138
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

                                      Deposit Information
                                (dollar amounts in thousands)
----------------------------------------------------------------------------------------
                                        2006               2005               2004
                                  ---------------    ---------------    ----------------
                                   Amount    Rate     Amount    Rate     Amount    Rate
                                   ------    ----     ------    ----     ------    ----
Noninterest-bearing ..........    $ 77,647           $ 77,181           $ 75,506
Interest-bearing demand ......     226,905   3.10%    195,171   1.79%    161,365   0.65%
Savings deposits .............      19,448   0.50%     22,103   0.36%     24,284   0.29%
Time .........................     258,762   4.21%    226,780   3.29%    198,610   2.70%
                                  --------           --------           --------
     Total average deposits ..    $582,762   3.56%   $521,235   2.48%   $459,765   1.69%
                                  ========           ========           ========


Certificates of deposit and other time deposits of $100,000 or more mature as follows:

                               CD's over $100,000
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                            At December 31,
                               -----------------------------------------
                                  2006            2005            2004
                               ---------       ---------        --------
   3 months or less.......     $  28,161        $ 26,571        $ 35,910
   3 through 6 months.....        21,369          12,479          12,462
   6 through 12 months....        51,081          58,625          17,851
   Over 12 months.........        15,430          39,731          19,635
                               ---------       ---------        --------
                               $ 116,041       $ 137,406        $ 85,858
                               =========       =========        ========



Certificates of deposit of $100,000 or more totaled $116,041,000 at December 31, 2006, which was a decrease of $21,365,000 compared to December 31, 2005. The Company began using brokered certificates of deposit as an alternative funding source in 2005. The decrease in certificates of deposit of $100,000 or more resulted from a decrease in brokered certificates of deposit, which were $27,061,000 at December 31, 2006, compared to $49,712,000 at December 31, 2005.
While the Company's primary focus for 2007 will be on growing core deposits, management anticipates it will continue to use brokered certificates of deposit as an alternative funding source in the future.

                                   Borrowings
                                   ----------

A detailed schedule of short-term borrowings follows:

                                        Short-term Borrowings
                                    (dollar amounts in thousands)
-------------------------------------------------------------------------------------------------

                                                                             December 31,
                                                                    -----------------------------
                                                                     2006       2005       2004
                                                                    -------    -------    -------
Repurchase agreements outstanding ...............................   $70,784    $40,519    $41,761
Federal funds purchased .........................................     2,075         --     17,000
                                                                    -------    -------    -------
Total short-term borrowings .....................................   $72,859    $40,519    $58,761
                                                                    =======    =======    =======


Average federal funds purchased during the year .................   $ 1,858    $ 6,779    $11,131

Average repurchase agreements during the year ...................   $54,644    $39,254    $42,762

Maximun month-end federal funds purchased .......................   $13,000    $31,000    $34,100

Maximum month-end repurchase agreements .........................   $70,784    $46,622    $46,916

YTD average interest rate on federal funds purchased ............      5.15%      3.13%      1.61%
Average interest rate at end of period on federal funds purchased      5.51%        --       2.72%

YTD Average interest rate on repurchase agreements ..............      4.46%      2.70%      0.84%
Average interest rate at end of period on repurchase agreements .      4.71%      3.68%      1.65%


Repurchase agreements are borrowings which mature daily, and are secured by U.S. government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLB") in 1997 and has the authority of the Company's Board of Directors to borrow up to $57,000,000 from the FHLB. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and multi-family loans. Other borrowings, consisting of FHLB advances, loans sold under repurchase agreements, a trust preferred debenture and a line of credit with another financial institution were $25,220,000 and $36,243,000, as of December 31, 2006 and 2005, respectively. The FHLB borrowings accounted for the vast majority of other borrowings. The Company had a net decrease in borrowings from the FHLB of $4.2 million during 2005. The Company expects to primarily use deposit growth in the future as a source of loan funding and for general liquidity, but may continue to supplement this with additional FHLB advances.

                                    Liquidity
                                    ---------


A table detailing the maturity and repricing of the Company's assets accompanied by a discussion of the Company's interest rate sensitivity and liquidity is presented in the 2006 Annual Report to Shareholders Management's Discussion and Analysis on pages 23 to 25 under the caption "Interest Rate Sensitivity and Disclosures about Market Risk" and on page 25 under the caption "Liquidity."

The following table details the main components of cash flows for the years ended December 31, 2006 and 2005.

                                           Funding Uses and Sources
                                         (dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------

                                           Year Ended December 31, 2006       Year Ended December 31, 2005
                                          -------------------------------    ------------------------------
                                                      Increase/(Decrease)               Increase/(Decrease)
                                           Average   --------------------     Average   -------------------
                                           Balance    Amount      Percent     Balance    Amount     Percent
                                           -------    ------      -------     -------    ------     -------
Funding Uses
------------
Loans, net of unearned income .........   $549,463   $ 49,960     10.00 %    $499,503   $ 48,448    10.74 %
Taxable securities ....................     87,267     (7,298)    (7.72)%      94,565      5,717     6.43 %
Tax-exempt securities .................     30,286     13,073     75.95 %      17,213       (642)   (3.60)%
Interest-earning deposits .............      3,514      2,005    132.87 %       1,509     (2,234)  (59.68)%
FHLB stock ............................      2,467        (39)    (1.56)%       2,506        113     4.72 %
Federal funds sold ....................      9,002      6,206    221.96 %       2,796      2,044   271.81 %
                                          --------   --------                --------   --------
          Total uses ..................   $681,999   $ 63,907     10.34 %    $618,092   $ 53,446     9.47 %
                                          ========   ========                ========   ========

Funding Sources
---------------
Noninterest-bearing deposits ..........   $ 77,647   $    466      0.60 %    $ 77,181   $  1,675     2.22 %
Interest-bearing demand, savings & time    505,115     61,061     13.75 %     444,054     59,795    15.56 %
Short-term borrowings .................     56,502     10,470     22.75 %      46,032     (7,861)  (14.59)%
Other borrowings ......................     30,927     (8,145)   (20.85)%      39,072     (1,997)   (4.86)%
                                          --------   --------                --------   --------
          Total sources ...............   $670,191   $ 63,852     10.53 %    $606,339   $ 51,612     9.30 %
                                          ========   ========                ========   ========

                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2006 and 2005, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines discussed in the "Capital Regulations" subsection of the "Regulation and Supervision" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2006 management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

                                        Capital
                             (dollar amounts in thousands)
--------------------------------------------------------------------------------------

                                                                   At December 31,
                                                               -----------------------
                                                                  2006          2005
                                                               ---------     ---------
Tier 1 capital
     Shareholders' equity ..................................   $  53,505     $  50,514
     Less: Intangibles .....................................          --            --
     Add:  Unrealized loss on securities ...................         818         1,265
     Add:  Qualifying trust preferred securities ...........       3,093            --
     Deduct:  Unrealized loss on available for sale equities         (47)          (52)
                                                               ---------     ---------
          Total Tier 1 capital .............................   $  57,369     $  51,727
                                                               =========     =========


Total risk-based capital
     Tier 1 capital ........................................   $  57,369     $  51,727
     Tier 2 capital ........................................       6,144         5,585
                                                               ---------     ---------
          Total risk-based capital .........................   $  63,513     $  57,312
                                                               =========     =========



Risk weighted assets .......................................   $ 573,145     $ 523,969

Quarterly average assets ...................................   $ 744,993     $ 692,263

Risk-based ratios:
     Tier 1 capital (to risk-weighted assets) ..............       10.01%         9.87%

     Total risk-based capital (to risk-weighted assets) ....       11.08%        10.94%

     Leverage ratio (Tier 1 capital to average assets) .....        7.70%         7.47%

ITEM 1A.  RISK FACTORS

SLOWER THAN ANTICIPATED GROWTH IN THE BANK'S NEW BRANCHES COULD RESULT IN REDUCED NET INCOME

The Company has placed a strategic emphasis on expanding the branch network of the Bank. The Company opened a full service branch in Brownsburg, Hendricks County, Indiana in January of 2006 and anticipates opening two full service branches one in Plainfield, and one in Avon, Hendricks County, Indiana during the fourth quarter of 2007. Executing this strategy carries risks of slower than anticipated growth in the new branches. New branches require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in the new branches could result in lower than expected revenues and net income generated by those investments. Opening new branches could result in more additional expenses than anticipated and divert resources from current core operations.

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

THE COMPANY'S ALLOWANCE FOR POSSIBLE LOAN LOSSES MAY BE INSUFFICIENT

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for possible loan losses, the

Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company's financial condition and results of operations.

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

CHANGES IN TECHNOLOGY COULD BE COSTLY

The banking industry is undergoing technological innovation. In order to maintain its competitive position, the Company must react to these innovations and evaluate the technologies to enable it to compete on a cost-effective basis. The cost of such technology, including personnel, may be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that the Company's technology will meet or continue to meet its needs.

THE TRADING VOLUME IN THE COMPANY'S COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES

Although the Company's common stock is listed for trading on NASDAQ Global Market, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company's common stock, significant sales of the Company's common stock, or the expectation of these sales, could cause the Company's stock price to fall.

WE MAY NOT BE ABLE TO PAY DIVIDENDS IN THE FUTURE IN ACCORDANCE WITH PAST PRACTICES

The Company may not be able to pay dividends in accordance with past practice. The Company traditionally pays a quarterly dividend to stockholder. The payment of dividends is subject to legal and regulatory restrictions and, therefore, any payment of dividends in the future will depend in large part on the Company's earnings, capital requirements, financial conditions and other factors considered relevant by the Company's board of directors.


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

-------------------------------------------------------------------------------------------------------------
NAME OF OFFICE                            LOCATION / TELEPHONE NUMBER                            OWNED/LEASED
-------------------------------------------------------------------------------------------------------------
Downtown Main Office                      210 East Kirkwood Avenue                               Owned
                                          Bloomington, IN 47408
                                          (812) 336-0201
-------------------------------------------------------------------------------------------------------------
Ellettsville Banking Center               4616 West Richland Plaza                               Owned
                                          Bloomington, IN 47404
                                          (812) 876-6044
-------------------------------------------------------------------------------------------------------------
Highland Village Banking Center           4191 West Third Street                                 Owned
                                          Bloomington, IN 47403
                                          (812) 331-3501
-------------------------------------------------------------------------------------------------------------
Kinser Crossing Banking Center            1825 North Kinser Pike                                 Leased
                                          Bloomington, IN 47404
                                          (812) 331-3518
-------------------------------------------------------------------------------------------------------------
Kirkwood Auto Branch                      306 East Kirkwood Avenue                               Owned
                                          Bloomington, IN 47408
                                          (812) 331-3510
-------------------------------------------------------------------------------------------------------------
Loan Center                               111 South Lincoln Street                               Owned
                                          Bloomington, IN 47408
                                          (812) 331-3555
-------------------------------------------------------------------------------------------------------------
Mall Road Banking Center                  2801 Buick-Cadillac Blvd.                              Owned
                                          Bloomington, IN 47401
                                          (812) 331-3507
-------------------------------------------------------------------------------------------------------------
Walnut Park Banking Center                2490 South Walnut Street                               Owned
                                          Bloomington, IN 47403
                                          (812) 331-3514
-------------------------------------------------------------------------------------------------------------
Brownstown Banking Center                 1051 West Spring Street                                Owned
                                          Brownstown, IN 47220
                                          (812) 358-3171
-------------------------------------------------------------------------------------------------------------
Avon Banking Center                       7517 Beechwood Centre Road, Suite 300                  Leased
                                          Avon, IN 46123
                                          (317) 272-7820
-------------------------------------------------------------------------------------------------------------
Brownsburg Banking Center                 1490 North Green Street                                Owned
                                          Brownsburg, IN 46112
                                          (317) 858-2720
-------------------------------------------------------------------------------------------------------------
Plainfield Banking Center                 2059 Hadley Road                                       Leased
                                          Plainfield, IN 46168
                                           (317) 837-520
-------------------------------------------------------------------------------------------------------------
Carmel Loan Production Office             11711 N. Meridian Street, Suite 170                    Leased
                                          Carmel, IN 46032
                                          (317) 571-2062
-------------------------------------------------------------------------------------------------------------
Bedford Banking Center                    Limestone Business Center, 2119 West 16th Street       Leased
                                          Bedford, IN 47421
                                          (812) 275-7800
-------------------------------------------------------------------------------------------------------------
Bell Trace Branch                         800 Bell Trace Circle                                  Leased
                                          Bloomington, IN 47408
                                          (812) 331-3575
-------------------------------------------------------------------------------------------------------------
Meadowood Branch                          2455 Tamarack Trail                                    Leased
                                          Bloomington, IN  47408
                                          (812) 353-7722
-------------------------------------------------------------------------------------------------------------
Redbud Hills Branch                       3211 E. Moores Pike                                    Leased
                                          Bloomington, IN  47401
                                          (812) 353-7720
-------------------------------------------------------------------------------------------------------------
Operations Center                         5001 North State Road 37-Business                      Leased
                                          Bloomington, IN  47404
-------------------------------------------------------------------------------------------------------------

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

The Company is a creditor in two Chapter 11 cases filed by a real estate developer and his real estate development corporation. The Chapter 11 Trustee appointed in the bankruptcy cases filed a complaint in the Bankruptcy Court against the Company and 17 other named defendants seeking unspecified damages on theories of fraudulent transfer and preference. The Company and the Trustee reached a settlement in April 2006 of the Trustee's claims against the Company for payment of the sum of $50,000, plus assignment of a promissory note payable by the Trustee to the Company in the principal amount of $20,000. Most of the 17 other named defendants alleged cross claims against the Company for indemnification and those claims have been dismissed by the Bankruptcy Court for lack of jurisdiction. These other defendants may subsequently reassert their alleged indemnification claims against the Company in other forums. In addition, some of these other defendants have alleged certain other claims in other pending litigation or have threatened claims against the Bank. While the Company denies any liability for any of these claims, it is impossible to predict the outcome of any such pending litigation or potential future litigation or the full range of potential loss to the Company. Furthermore, on February 17, 2005, the loan officer who made the loans related to the claims and threatened claims was indicted by a federal grand jury. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company. The Company has not recorded any liability in its December 31, 2006 financial statements for these matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

The Company's common stock is quoted on the NASDAQ Global Market under the symbol "MROE." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported by the NASDAQ Global Market:

                               Price Per Share
--------------------------------------------------------------------------------
                         2006                 2005           Dividends Declared
                  -----------------    -----------------    --------------------
Quarter             High      Low        High      Low        2006       2005
--------------------------------------------------------------------------------

First Quarter     $ 16.00   $ 15.00    $ 16.50   $ 14.37    $ 0.1200   $ 0.1182
Second Quarter      15.93     15.10      15.45     13.34      0.1200     0.1182
Third Quarter       16.74     15.46      15.90     14.36      0.1200     0.1182
Fourth Quarter      17.31     16.38      16.08     14.09      0.1200     0.1200


In each quarter during 2006 and 2005, the Company declared and paid the cash dividends listed in the table above for a per share total of $ 0.4800 and $ 0.4746 for 2006 and 2005, respectively. Per share dividends paid prior to the stock dividend (paid on November 17, 2005) have been restated for the effect of the stock 10 percent dividend. The Company has paid a regular cash dividend for over twenty-five consecutive years. The Company currently expects that comparable cash dividends will continue to be paid in the future, although we can give no assurance as to this.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total shareholders' equity of the Bank at December 31, 2006 was $57,212,000 of which $46,626,000 was restricted from dividend distribution to the Company. The Company does not anticipate that this regulatory limitation will affect the future payment of dividends.

As of March 1, 2007, there were approximately 291 shareholders of record.

During 2006, one executive manager exercised stock options. On August 16, 2007, the Company sold 5,500 shares of common stock at $9.318 per share, or an aggregate of $51,250, to Mark D. Bradford, pursuant to the exercise by Mr. Bradford of a stock option. These shares were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

Stock Repurchased During the Fourth Quarter of 2006
---------------------------------------------------

                                                                         (d) Maximum Number
                                                                          (or Approximate
                                                                          Dollar Value) of
                                                  (c) Total Number of     Shares that May
                       (a) Total                  Shares Purchased as     Yet Be Purchased
                       Number of   (b) Average     Part of Publicly        Under the Plans
                         Shares     Price Paid      Announced Plans      or Programs (dollar
      Period           Purchased    per Share        or Programs         amount in thousands)
---------------------------------------------------------------------------------------------
October 1-31, 2006       25,000       $ 17.05           25,000                 $7,923
November 1-30, 2006       5,000         17.05            5,000                  7,838
December 1-31, 2006          --                             --                  7,838
                     -------------------------------------------------
     Totals              30,000       $ 17.05           30,000
                     =================================================

The stock repurchase plan was announced June 16, 2006. Total dollar amount approved: $10,000,000. The plan has no expiration date.


ITEM 6.  SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 16 through 17 of the Company's 2006 Annual Report to Shareholders under the caption "Five-Year Financial Summary."


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 18 through 31 of the Company's 2006 Annual Report to Shareholders under the caption "Management's Discussion and Analysis."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

The information required under this item is incorporated by reference to pages 23 through 25 of the Company's 2006 Annual Report to Shareholders Management's Discussion and Analysis under the caption "Interest Rate Sensitivity and Disclosures about Market Risk."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 33 through 54 of the Company's 2006 Annual Report to Shareholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls And Procedures

The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) based on their evaluation of these controls and procedures as required by Rule 13a-15 as of the end of the period covered by this Form 10-K are effective in ensuring that information required to be disclosed by the Company in a report that it files or submits under the Securities Exchange Act of 1934, it is recorded, processed, summarized and reported within the time period specified by the rules and forms of the Securities and Exchange Commission, and are accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company's independent registered public accounting firm has issued their report on management's assessment of the Company's internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Monroe Bancorp
Bloomington, Indiana

We have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting, that Monroe Bancorp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Monroe Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Monroe Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion thereon.



BKD, LLP

Indianapolis, Indiana
March 2, 2007

ITEM 9B. OTHER INFORMATION.

None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 11 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

-------------------------------------------------------------------------------------------------------------
                                      Number of                             Number of securities remaining
                                  securities to be     Weighted-average      available for future issuance
         Plan Category               issued upon       exercise price of       under equity compensation
                                     exercise of      outstanding options     plans-excluding securities
                                 outstanding options                         reflected in the first column
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by shareholders       358,250               $ 18.30                      138,950
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                      0                     0                            0
shareholders
-------------------------------------------------------------------------------------------------------------

Totals                               358,250               $ 18.30                      138,950

-------------------------------------------------------------------------------------------------------------

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 12 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 12, with the exception of the table presented above, is incorporated herein by reference to such Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 13 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 14 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.


                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                                                                   Page Number *
                                                                   -------------
(a) 1.   Financial Statements:
           Report of Independent Registered Public Accounting Firm...... 32
           Consolidated balance sheets at
             December 31, 2006 and 2005................................. 33
           Consolidated income statements, years ended
             December 31, 2006, 2005 and 2004........................... 34
           Consolidated statements of shareholders' equity,
             years ended December 31, 2006, 2005 and 2004............... 35
           Consolidated statements of cash flows, years ended
             December 31, 2006, 2005 and 2004........................... 36
           Notes to consolidated financial statements................... 37

* The page numbers indicated refer to pages of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006, which is incorporated herein by reference.

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

10 (vii)*           Third Amendment to the Monroe Bancorp Employees' Stock
                    Ownership Plan is incorporated by reference to registrant's
                    Form 10-K filed March 29, 2004.

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

10 (xi)* Schedule of 2007 Directors Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 13, 2006.

10 (xii)*           Schedule of 2007 Executive Officers Compensation
                    Arrangements is incorporated by reference to registrant's
                    Form 8-K filed December 13, 2006.

10 (xiii)*          Fourth Amendment to the Monroe Bancorp Employees' Stock
                    Ownership Plan is incorporated by reference to Form 10-Q filed May 9, 2005.

10 (xiv)*           Monroe Bancorp Directors' 2005 Deferred Compensation Plan
                    incorporated by reference to Form 10-K filed March 14, 2006.

10 (xv)* Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10 (xvi)*           Form of agreement under the Monroe Bancorp Directors' 2005
                    Deferred Compensation Plan incorporated by reference to Form
                    10-K filed March 14, 2006.

10 (xvii) *         Form of agreement under the Monroe Bancorp Executives' 2005
                    Deferred Compensation Plan incorporated by reference to Form
                    10-K filed March 14, 2006.

10 (xviii)*         First Amendment to the Monroe Bancorp Thrift Plan as Amended
                    and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xix)*           Second Amendment to the Monroe Bancorp Thrift Plan as
                    Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xx)* Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xxi)*           Fourth Amendment to the Monroe Bancorp Thrift Plan as
                    Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10 (xxii)*          Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended
                    and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

13                  Annual Report to Shareholders for the year ended December
                    31, 2006.

22                  Subsidiaries of the Registrant.

23                  Consent of Independent Registered Public Accounting Firm.

31 (i) Certification for Annual Report on Form 10-Q by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (ii) Certification for Annual Report on Form 10-Q by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(c) Financial Statement Schedules.

All schedules are omitted as the required information either is not applicable or is included in the 2006 Annual Report to Shareholders or related notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March 2007.

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

Signature                                   Title/Capacity
---------                                   --------------
Date
----

/s/ Mark D. Bradford                 President, Chief Executive Officer
-----------------------------------  (Principal Executive Officer) and Director
Mark D. Bradford
March 13, 2007

/s/ Gordon M. Dyott                  Executive Vice President, Chief Financial
-----------------------------------  Officer (Principal Financial Officer)
Gordon M. Dyott
March 13, 2007

/s/ Kathryn E. Burns                 Vice President, Director of Finance
-----------------------------------  (Principal Accounting Officer)
Kathryn E. Burns
March 13, 2007

/s/ Charles R. Royal, Jr.            Director, Chairman
-----------------------------------
Charles R. Royal, Jr.
March 10, 2007

/s/ James D. Bremner                 Director
-----------------------------------
James D. Bremner
March 7, 2007

                                     Director
-----------------------------------
Bradford J. Bomba, Jr. M.D.


/s/ Steven R. Crider                 Director
-----------------------------------
Steven R. Crider
March 7, 2007

/s/ Timothy D. Ellis                 Director
-----------------------------------
Timothy D. Ellis
March 7,2007

/s/ Joyce Claflin Harrell            Director
-----------------------------------
Joyce Claflin Harrell
March 7, 2007

/s/ Harry F. McNaught, Jr.           Director
-----------------------------------
Harry F. McNaught, Jr.
March 7, 2007

/s/ Paul W. Mobley                   Director
-----------------------------------
Paul W. Mobley
March 10, 2007