Form 10-Q
period 2007-03-31
MONROE BANCORP
filed 2007-05-10
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.  0-31951
                     -------

                                 MONROE BANCORP
                                 --------------
             (Exact name of registrant as specified in its charter)

          Indiana                                           35-1594017
          -------                                           ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]           No [X]


Outstanding Shares of Common Stock on April 30, 2007:  6,353,342

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

                Consolidated Condensed Statements of Income - Three Months.....4

                Consolidated Condensed Statement of Shareholders' Equity.......5

                Consolidated Condensed Statements of Cash Flows................6

                Notes to Consolidated Condensed Financial Statements...........7

    Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................9

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......18

    Item 4.  Controls and Procedures..........................................20

Part II.  Other Information:

    Item 1.  Legal Proceedings................................................20

    Item 1A. Risk Factors.....................................................21

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......21

    Item 3.  Defaults Upon Senior Securities..................................21

    Item 4.  Submission of Matters to a Vote of Security Holders..............21

    Item 5.  Other Information................................................21

    Item 6.  Exhibits.........................................................21

Signatures....................................................................24

Exhibit Index.................................................................25

Part I. Financial Information

Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                    March 31,  December 31,
                                                                                      2007         2006
                                                                                   (Unaudited)
                                                                                   ---------    ---------
Assets
       Cash and due from banks .................................................   $  23,079    $  24,415
       Federal funds sold ......................................................       4,210        5,803
       Interest-earning deposits ...............................................       3,927        3,328
                                                                                   ---------    ---------
             Total cash and cash equivalents ...................................      31,216       33,546

       Trading securities, at fair value .......................................       3,655        3,557
       Investment securities:
            Available for sale .................................................     117,709      115,040
            Held to maturity ...................................................       1,008        1,653
                                                                                   ---------    ---------
                 Total investment securities ...................................     118,717      116,693

       Loans ...................................................................     560,361      556,918
       Allowance for loan losses ...............................................      (6,216)      (6,144)
                                                                                   ---------    ---------
            Net loans ..........................................................     554,145      550,774
       Loans held for sale .....................................................       2,363        2,545
       Premises and equipment ..................................................      15,138       15,411
       Federal Home Loan Bank of Indianapolis stock, at cost ...................       2,312        2,312
       Other assets ............................................................      24,075       23,355
                                                                                   ---------    ---------
                  Total assets .................................................   $ 751,621    $ 748,193
                                                                                   =========    =========

Liabilities
       Deposits:
            Noninterest-bearing ................................................   $  84,775    $  79,783
            Interest-bearing ...................................................     510,286      509,545
                                                                                   ---------    ---------
                 Total deposits ................................................     595,061      589,328

       Borrowings ..............................................................      95,143       98,079
       Other liabilities .......................................................       9,516        7,281
                                                                                   ---------    ---------
                  Total liabilities ............................................     699,720      694,688

Commitments and Contingent Liabilities

Shareholders' Equity
       Common stock, no-par value
           Authorized, 18,000,000 shares
           Issued and outstanding - 6,353,342 and 6,515,342 shares, respectively         137          137
       Additional paid-in capital ..............................................       6,433        9,284
       Retained earnings .......................................................      46,388       45,136
       Accumulated other comprehensive loss ....................................        (823)        (818)
       Unearned ESOT shares ....................................................        (234)        (234)
                                                                                   ---------    ---------
                  Total shareholders' equity ...................................      51,901       53,505
                                                                                   ---------    ---------
                  Total liabilities and shareholders' equity ...................   $ 751,621    $ 748,193
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

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       Three Months Ended
                                                                             March 31,
                                                                       ------------------
                                                                          2007      2006
                                                                        -------   -------
Interest Income
       Loans, including fees ........................................   $10,411   $ 9,030
       Trading securities ...........................................        27        20
       Investment securities
            Taxable .................................................       971       854
            Tax exempt ..............................................       296       216
       Federal funds sold ...........................................       125        41
       Other interest income ........................................        22        14
                                                                        -------   -------
                  Total interest income .............................    11,852    10,175
                                                                        -------   -------

Interest Expense
       Deposits .....................................................     5,096     3,835
       Short-term borrowings ........................................       730       516
       Other borrowings .............................................       295       393
                                                                        -------   -------
                  Total interest expense ............................     6,121     4,744
                                                                        -------   -------
                  Net interest income ...............................     5,731     5,431
       Provision for loan losses ....................................       285       300
                                                                        -------   -------
                  Net interest income after provision for loan losses     5,446     5,131
                                                                        -------   -------

Noninterest Income
       Fiduciary activities .........................................       485       409
       Service charges on deposit accounts ..........................       867       866
       Commission income ............................................       232       202
       Securities gains .............................................         1        44
       Unrealized gains on trading securities .......................        33        29
       Net gains on loans sales .....................................       177       184
       Debit card interchange fees ..................................       214       184
       Other operating income .......................................       438       331
                                                                        -------   -------
                  Total other income ................................     2,447     2,249
                                                                        -------   -------

Noninterest Expenses
       Salaries and employee benefits ...............................     2,989     2,827
       Net occupancy and equipment expense ..........................       819       777
       Advertising ..................................................       225       219
       Legal fees ...................................................       155        87
       Appreciation in directors' and executives' deferred
            compensation plans ......................................        64        96
       Other operating expense ......................................       841       816
                                                                        -------   -------
                  Total other expenses ..............................     5,093     4,822
                                                                        -------   -------

                  Income before income tax ..........................     2,800     2,558
                  Income tax expense ................................       788       785
                                                                        -------   -------
                             Net income .............................   $ 2,012   $ 1,773
                                                                        =======   =======

       Basic and diluted earnings per share .........................   $  0.31   $  0.27
       Dividends declared and paid per share ........................      0.12      0.12

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                           For the Three Months Ended
                                 March 31, 2007
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                               Unearned
                                          Common Stock                                          Accumulated    Employee
                                       -------------------  Additional                             Other        Stock
                                         Shares               Paid in  Comprehensive Retained  Comprehensive   Ownership
                                       Outstanding  Amount    Capital      Income    Earnings       Loss     Trust Shares   Total
                                       -------------------------------------------------------------------------------------------
Balances January 1, 2007.............   6,515,342    $ 137    $ 9,284                $ 45,136     $ (818)       $ (234)   $ 53,505

Comprehensive Income:
  Net income for the period..........                                     $ 2,012       2,012                                2,012
  Other comprehensive income
      -unrealized loss on securities                                           (5)                    (5)                       (5)
ESOT shares earned...................                              16                                                           16
Stock option compensation
     expense..........................                             15                                                           15
Repurchase of stock, at cost..........   (162,000)             (2,882)                                                      (2,882)
Cash dividend ($0.12 per share)                                                          (760)                                (760)
                                       -------------------------------------------------------------------------------------------
Balances March 31, 2007...............  6,353,342    $ 137    $ 6,433     $ 2,007    $ 46,388     $ (823)       $ (234)   $ 51,901
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

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            --------------------
                                                                                              2007        2006
                                                                                            --------    --------
Operating Activities
      Net income ........................................................................   $  2,012    $  1,773
      Adjustments to reconcile net income to net cash provided
              by operating activities:
         Provision for loan losses ......................................................        285         300
         Depreciation and amortization ..................................................        286         273
         Deferred income tax ............................................................        (51)        (36)
         Investment securities amortization (accretion), net ............................        (12)         28
         Securities gain ................................................................         (1)        (44)
         Origination of loans held for sale .............................................    (12,347)    (13,485)
         Proceeds from sale of loans held for sale ......................................     12,706      13,063
         Gain on sale of loans held for sale ............................................       (177)       (184)
         Gain on sale of land ...........................................................        (78)         --
         ESOT compensation ..............................................................         16          10
         Stock-based compensation expense ...............................................         15          16
         Net change in:
              Trading securities ........................................................        (97)        127
              Interest receivable and other assets ......................................       (667)       (361)
              Interest payable and other liabilities ....................................        988      (1,718)
                                                                                            --------    --------
                        Net cash provided (used) by operating activities.................      2,878        (238)
                                                                                            --------    --------

Investing Activities
      Purchase of securities available for sale .........................................    (15,308)     (8,566)
      Proceeds from sales of securities available for sale ..............................        250          --
      Proceeds from paydowns and maturities of securities available for sale ............     13,641       7,517
      Proceeds from paydowns and maturities of securities held to maturity...............        645         300
      Net change in loans ...............................................................     (3,656)    (14,524)
      Proceeds from sales of premises and equipment .....................................        142          --
      Purchase of premises and equipment ................................................        (77)     (1,237)
                                                                                            --------    --------
                        Net cash used by investing activities ...........................     (4,363)    (16,510)
                                                                                            --------    --------

Financing Activities
      Net change in:
         Noninterest-bearing, interest-bearing demand and savings deposits...............    (19,625)     (8,854)
         Certificates of deposit ........................................................     25,360        (606)
         Borrowings .....................................................................     (8,081)     11,203
      Repayments of Federal Home Loan Bank advances .....................................        (11)     (2,000)
      Proceeds from trust preferred debentures ..........................................      5,155          --
      Cash dividends paid ...............................................................       (760)       (793)
      Repurchase of common stock ........................................................     (2,883)         --
                                                                                            --------    --------
                        Net cash used by financing activities ...........................       (845)     (1,050)
                                                                                            --------    --------
Net Change in Cash and Cash Equivalents .................................................     (2,330)    (17,798)
Cash and Cash Equivalents, Beginning of Period ..........................................     33,546      36,600
                                                                                            --------    --------
Cash and Cash Equivalents, End of Period ................................................   $ 31,216    $ 18,802
                                                                                            ========    ========

Supplemental cash flow disclosures
      Interest paid .....................................................................   $  5,765    $  4,643
      Income tax paid ...................................................................         --          47

      See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2007
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------
The consolidated condensed financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank") and the Bank's wholly owned subsidiary MB Portfolio Management, Inc ("MB") and MB's wholly owned subsidiary MB REIT, Inc. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2006, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at March 31, 2007, and for the three months ended March 31, 2007 and 2006, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                             Three months ended
                                             ------------------

                                       March 31, 2007    March 31, 2006
                                       --------------    --------------

Net income (in thousands) .........      $     2,012       $     1,773
                                         ===========       ===========

Weighted average shares outstanding        6,461,520         6,639,842

Average unearned ESOT shares ......          (21,100)          (30,937)
                                         -----------       -----------
   Shares used to compute basic
       earnings per share .........        6,440,420         6,608,905

Effect of dilutive securities -
    stock options .................           25,706            20,766
                                         -----------       -----------

   Shares used to compute diluted
        earnings per share ........        6,466,126         6,629,671
                                         ===========       ===========

Earnings per share, basic .........      $      0.31       $      0.27
Earnings per share, diluted .......             0.31              0.27

Options to purchase 210,000 shares of common stock at $22 per share were outstanding at March 31, 2007, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at $22 per share were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Note 3:  Change in Accounting Principle
---------------------------------------
The Company adopted the provisions of the Financial Accounting Standards Board
(FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Note 4:  Reclassifications
--------------------------
Reclassifications of certain amounts in the 2006 consolidated condensed financial statements have been made to conform to the 2007 presentation.

Note 5:  Contingencies
----------------------
The Company is a creditor in two Chapter 11 cases filed by a real estate developer and his real estate development corporation. The Chapter 11 Trustee appointed in the bankruptcy cases filed a complaint in the Bankruptcy Court against the Company and 17 other named defendants seeking unspecified damages on theories of fraudulent transfer and preference. The Company and the Trustee reached a settlement in April 2006 of the Trustee's claims against the Company for payment of the sum of $50,000, plus assignment of a promissory note payable by the Trustee to the Company in the principal amount of $20,000. Most of the 17 other named defendants alleged cross claims against the Company for indemnification and those claims were dismissed by the Bankruptcy Court for lack of jurisdiction. These other defendants may subsequently reassert their alleged indemnification claims against the Company in other forums. In addition, some of these other defendants have alleged certain other claims in other pending litigation or have threatened claims against the Bank. While the Company denies any liability for any of these claims, it is impossible to predict the outcome of any such pending litigation or potential future litigation or the full range of potential loss to the Company. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company. The Company has not recorded any liability in its March 31, 2007 financial statements for these matters.

The Company and Bank are from time to time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


Item 2.         Management's Discussion and Analysis of Financial Condition and
-------         Results of Operations
                ---------------------------------------------------------------

General
-------
Monroe Bancorp is a one-bank holding company formed under Indiana law in 1984. The Company holds all of the outstanding stock of Monroe Bank, which was formed in 1892. Banking is the primary business activity of the Company.

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

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 37 to 39 of the 2006 Annual Report to Shareholders. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on pages 19 to 20 of the 2006 Annual Report to Shareholders. There have been no changes in these critical accounting policies to date.

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

Management has used the following non-GAAP financial measure throughout this quarterly report on Form 10-Q.

o In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Municipal bond and municipal loan interest has been converted to a tax-equivalent rate using a federal tax rate of 34 percent. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.

Results of Operations
---------------------

Overview
--------
Net income for the first quarter of 2007 was $2,012,000, a 13.5 percent increase from net income of $1,773,000 for the same quarter last year. Basic and diluted earnings per share for the first quarter of 2007 were $0.31, up 14.8 percent from $0.27 per share for the first quarter of 2006. Annualized return on average equity (ROE) for the first quarter of 2007 increased to 15.33 percent compared to 14.05 percent for first quarter of 2006. The annualized return on average assets (ROA) was 1.10 percent for the first quarter of 2007 compared to 1.01 percent for the same period of 2006.

Growth in net income primarily resulted from loan growth coupled with an improvement in the net interest margin, growth in noninterest income offset by modest increases in noninterest expense. Net interest income for the first quarter of 2007, after the provision for loan losses, increased $315,000, or 6.1 percent over the first quarter of 2006. Noninterest income for the first quarter of 2007 increased by $198,000 or 8.8 percent over the same period of 2006. Noninterest expense increased by $271,000, or 5.6 percent.

The following items affected first quarter results:
     o Sale of Brownsburg Land - The Company realized a $78,000 gain on the sale of a small parcel of land for a road-widening project. The sale of the land, which was in front of the Company's Brownsburg Banking Center, will have no impact on its operation and minimal impact on its overall appearance.
     o Stock Buyback Activity, Funded With Trust Preferred Stock - The Company repurchased 162,000 shares of its common stock during the first quarter at an average price including commission of $17.79. However, due to the timing of the purchases, the repurchase activity only reduced average outstanding shares for the quarter by 54,000. The Company has purchased a total of 292,000 shares at an average price including commission of $17.28 since the program was announced in June of 2006. The Company's repurchase activity during the first quarter was funded with proceeds from trust preferred subordinated debentures and other debt. Net interest expense during the quarter associated with the stock buyback activity totaled $87,000. Trust preferred subordinated debentures are being used as the primary source of funding for the Company's stock repurchase activity. As of March 31, 2007 the Company had issued a total of $8,248,000 of trust preferred subordinated debentures at an average cost of 6.76 percent.
     o Formation of a Real Estate Investment Trust - The Bank formed a Real Estate Investment Trust (REIT) involving approximately $80,000,000 of its existing commercial real estate loans during the fourth quarter of 2006. The REIT is structured such that it can be used by the Company to raise capital if needed. Due to startup expenses, the REIT did not have a material impact on the Company's net income during the fourth quarter of 2006. However, the REIT increased the Company's net income by $61,000 during the first quarter on 2007.
     o Loan Related Legal Expense -Loan legal expense for the first quarter of 2007 was $58,000 greater than during the first quarter of 2006. Most of the increase is related to a case that has recently been favorably resolved. Management is exploring options to recover amounts attributable to certain loans that were charged-off or written down in earlier periods related to this case.

Nonperforming assets and 90-day past due loans totaled $2,999,000 (0.40 percent of total assets) at March 31, 2007 compared to $1,620,000 (0.23 percent of total assets) at March 31, 2006 and $2,497,000 (0.33 percent of total assets) at December 31, 2006. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 0.72 percent at March 31, 2007, up from 0.45 percent at March 31, 2006. While the trend in nonperforming assets, delinquencies and 90-day past due loans has recently been unfavorable, management believes the overall level is still very low.

The Company also opened a new full-service banking center in Brownsburg, Indiana in January 2006, which replaced a limited-service office opened in 2002. Management is very pleased with the progress of the Brownsburg banking center. Average deposits for the month of March 2007 were $43,265,000 compared to $24,861,000 for March 2006. The Company continues to make progress on its planned opening of two more full-service banking centers in Hendricks County before the end of 2007 and one full-service banking center in Hamilton County in 2008.

Net Interest Income / Net Interest Margin
-----------------------------------------
The table on the following page presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. Interest income presented in the table has been adjusted to a tax-equivalent basis assuming a 34 percent tax rate. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

                                                                                Average Balance Sheets and Interest Rates
                                                                --------------------------------------------------------------------
                                                                Three Months Ended March 31, 2007  Three Months Ended March 31, 2006
                                                                ---------------------------------  ---------------------------------
                                                                Average              Average Rate  Average              Average Rate
                             ASSETS                             Balance    Interest  (annualized)  Balance    Interest  (annualized)
                                                               ---------  ---------  ------------ ---------  ---------  ------------
Interest earning assets
     Securities
          Taxable .........................................    $  87,348  $     967      4.49%    $  90,537  $     841      3.77%
          Tax-exempt (1) ..................................       34,244        448      5.31%       27,427        327      4.84%
                                                               ---------  ---------               ---------  ---------
               Total securities ...........................      121,592      1,415      4.72%      117,964      1,168      4.02%

     Loans (2) ............................................      557,556     10,411      7.57%      537,168      9,046      6.83%
     FHLB Stock ...........................................        2,312         31      5.44%        2,545         33      5.26%
     Federal funds sold ...................................        9,381        125      5.40%        3,846         41      4.32%
     Interest-earning deposits ............................        2,543         30      4.82%        1,787         21      4.70%
                                                               ---------  ---------               ---------  ---------
                 Total interest earning assets ............      693,384     12,013      7.03%      663,310     10,309      6.30%
                                                               ---------  ---------               ---------  ---------

Noninterest earning assets
    Allowance for loan losses .............................       (6,280)                            (5,639)
     Premises and equipment & other assets ................       38,746                             35,396
     Cash and due from banks ..............................       15,290                             16,774
                                                               ---------                          ---------
               Total assets ...............................    $ 741,140                          $ 709,841
                                                               =========                          =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................    $ 516,896      5,095      4.00%    $ 486,399      3,835      3.20%
     Borrowed funds .......................................       86,533      1,026      4.81%       87,594        909      4.21%
                                                               ---------  ---------               ---------  ---------
          Total interest-bearing liabilities ..............      603,429      6,121      4.11%      573,993      4,744      3.35%
                                                               ---------  ---------               ---------  ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................       76,615                             77,308
     Other liabilities ....................................        7,866                              7,384
     Shareholders' equity .................................       53,230                             51,156
                                                               ---------                          ---------
                 Total liabilities and shareholders' equity    $ 741,140                          $ 709,841
                                                               =========                          =========


Interest margin recap
Net interest income and interest rate spread
     Tax-equivalent net interest income margin ............               $   5,892      2.92%               $   5,565      2.95%
     Tax-equivalent net interest margin as a percent of
          total average earning assets ....................                              3.45%                              3.40%
Tax-equivalent adjustment (1) .............................                     161                                134
                                                                          ---------                          ---------

                Net interest income .......................               $   5,731                          $   5,431
                                                                          =========                          =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin as a percent of average earning assets was 3.45 percent for the quarter ended March 31, 2007, up from 3.40 percent for the same quarter last year. The increase in the margin was primarily the result of yields on interest bearing assets increasing faster than the average cost of funding liabilities. Overall increases in rates on interest bearing assets compared to increases in rates on interest bearing liabilities were fairly evenly matched.

Tax-equivalent net interest income was $5,892,000 for the three months ended March 31, 2007 compared to $5,565,000 for the same period in 2006, an increase of 5.9 percent.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first quarter of 2007 was $2,447,000, a $198,000 or 8.8 percent increase from $2,249,000 for the same period in 2006.

Significant changes in noninterest income occurred primarily in the following areas:

     o Trust fee income totaled $485,000 for the first quarter of 2007 compared to $409,000 for the first quarter of 2006, an increase of $76,000 or 18.6 percent. Trust assets under management reached $319,112,000 at March 31, 2007, growing 17.4 percent, or $47,346,000 over the $271,766,000 at December 31, 2006 and by 30.8 percent, or $75,136,000 over the March 31, 2006 total of $243,976,000. The revenue impact of the asset growth that took place in the first quarter was largely offset by the recognition of certain expenses (e.g., safekeeping asset transfer fees) associated with moving new trust assets to the Company. Management does not anticipate that trust assets will sustain this rate of growth on an ongoing basis.
     o The Company realized a $78,000 gain on the sale of a small parcel of land for a road-widening project. The sale of the land, which was in front of the Brownsburg Banking Center, will have no impact on its operation and minimal impact on its overall appearance.
     o Gains of $44,000 were recognized from sales of mutual funds held in a trust associated with the directors deferred compensation plan to make plan distributions during the first quarter of 2006. Only $1,000 of gains were recognized on similar sales during the first quarter of 2007, a decline of $43,000.
     o Debit card interchange fees were $214,000 for the first quarter of 2007 compared to $184,000 for the same period in 2006, an increase of $30,000 or 16.3 percent due to an increase in debit card usage.
     o Commission income was $232,000 for the first quarter of 2007 compared to $202,000 for the same period in 2006, an increase of $30,000 or
          14.9 percent. This growth was attributed to a $47,000, or 46.2 percent increase in branch-based annuity and mutual fund sales, personnel changes, improved sales efforts and progress being made in the transition from a transaction based commission business into one that is management fee based. This was partially offset by a decrease of $17,000 in full-service brokerage fees.

For the quarter ending March 31, 2007, total noninterest expense was $5,093,000 an increase of $271,000 or 5.6 percent compared to $4,822,000 for the same period in 2006.

Significant changes in noninterest expense occurred in the following areas:

     o Salary and employee benefits increased by $162,000 or 5.7 percent during the first quarter of 2007 compared to the same period in 2006. Approximately 4 percent of this increase was the result of annual raises with the remainder being the result of growth in the number of employees.

     o Legal fees increased $68,000 or 78.2 percent during the first quarter of 2007 compared to the same period in 2006, primarily due to a case that has recently been favorably resolved (discussed under Part II, Item I, Legal Proceedings on page 20). Management is exploring options to recover amounts attributed to certain loans related to this case that were charged-off or written down in earlier periods.

Income Taxes
------------
The Company records a provision for income taxes currently payable, along with a provision for those taxes payable in the future. Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting. The major difference between the effective tax rate applied to the Company's financial statement income and the federal and state statutory rate of approximately 40 percent is interest on tax-exempt securities and the effect of the Company's Delaware based investment holding company and a real estate investment trust (REIT) formed during the fourth quarter of 2006.

The Company's effective tax rate was 28.1 percent for the three months ended March 31, 2007 compared to 30.7 percent for the same period in 2006. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a higher percentage of total income in the first quarter of 2007 and because of the impact of a REIT established during the fourth quarter of 2006.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at March 31, 2007 were $751,621,000 an increase of
0.4 percent or $3,428,000 compared to $748,193,000 at December 31, 2006. Loans (including loans held for sale) grew to $562,724,000 at March 31, 2007 compared to $559,463,000 at December 31, 2006, an increase of 0.6 percent. Deposits increased to $595,061,000 at March 31, 2007 compared to $589,328,000 at December 31, 2006, an increase of $5,733,000 or 1.0 percent. Borrowings decreased to $95,143,000 at March 31, 2007 compared to $98,079,000 at December 31, 2006, a
3.0 percent decrease. An increase of $5,155,000 in trust preferred subordinated debentures was offset by decreases in repurchase agreements of $5,194,000 and federal funds purchased of $2,075,000. At March 31, 2007, the total amount of trust preferred subordinated debentures outstanding was $8,248,000, compared to none at March 31, 2006.

Capital
-------
Shareholders' equity decreased by $1,604,000 at March 31, 2007 compared to December 31, 2006. This decrease was a result of year-to-date net income of $2,012,000, ESOP shares earned of $16,000, and option expense of $15,000, offset by stock repurchased of $2,882,000 dividends paid of $760,000, and other comprehensive loss, consisting solely of the change (decrease) in net unrecognized losses in the Company's available-for-sale securities portfolio of $5,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2007 and December 31, 2006, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since March 31, 2007 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                            Required for Adequate      To Be Well
                                                 Actual           Capital(1)         Capitalized(1)
                                          ----------------------------------------------------------
                                            Amount    Ratio   Amount     Ratio      Amount     Ratio
                                          ----------------------------------------------------------
     As of March 31, 2007
     --------------------
     Total capital(1)(to risk-weighted
        assets)
         Consolidated .................    $67,146   11.55%  $46,513      8.0%         N/A       N/A
         Bank .........................     66,317   11.49    46,186      8.0      $57,733     10.0%
     Tier I capital(1)(to risk-weighted
        assets)
         Consolidated .................     67,146   10.48    23,256      4.0          N/A       N/A
         Bank .........................     66,317   10.41    23,093      4.0       34,640      6.0
     Tier I capital(1)(to average
        assets)
         Consolidated .................     60,930    8.22    29,646      4.0          N/A       N/A
         Bank .........................     60,101    8.15    29,491      4.0       36,863      5.0

     As of December 31, 2006
     -----------------------
     Total capital(1)(to risk-weighted
        assets)
         Consolidated .................    $63,513   11.08%  $45,838      8.0%         N/A       N/A
         Bank .........................     64,127   11.26    45,568      8.0      $56,960     10.0%
     Tier I capital(1)(to risk-weighted
        assets)
         Consolidated .................     57,369   10.01    22,919      4.0          N/A       N/A
         Bank .........................     57,983   10.18    22,784      4.0       34,176      6.0
     Tier I capital(1)(to average
        assets)
         Consolidated .................     57,369    7.70    29,800      4.0          N/A       N/A
         Bank .........................     57,983    7.82    29,658      4.0       37,073      5.0

     (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2007, the Bank had $13,812,000 of loans internally classified compared to $10,009,000 at December 31, 2006, a
38.0 percent increase. This increase is primarily comprised of four large credits. Although the amount of loans internally classified has increased, the specific reserve amount associated with internally classified loans has decreased to $57,000 at March 31, 2007 from $162,000 at December 31, 2006. Management believes that the Company has sufficient collateral to minimize any potential losses on internally classified loans. The allowance for loan losses was $6,216,000, or 1.11 percent of portfolio loans (excluding loans held for sale) at March 31, 2007 compared to $6,144,000, or 1.10 percent, of portfolio loans at December 31, 2006. A portion of classified loans are nonaccrual loans. The Bank had nonperforming assets (nonaccrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $2,999,000, or 0.40 percent of total assets at March 31, 2007 compared to $2,497,000 or 0.33 percent of total assets at December 31, 2006. March 31, 2007 nonperforming assets increased compared to March 31, 2006, when nonperforming assets were $1,620,000, or 0.23 percent of total assets. While the trend in nonperforming assets and 90-day past due loans still accruing has recently been unfavorable, management believes the overall level is still low.

During the first quarter of 2007, the Bank had net loan charge offs totaling $213,000 compared to $210,000 charged off for the same period in 2006. Past due loans (30 days or more) were 0.72 percent of total loans at March 31, 2007 compared to 0.45 percent of total loans at March 31, 2006.

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

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB), to obtain brokered certificates of deposit (CDs) and to borrow on a line of credit. FHLB advances were $19,419,000 at March 31, 2007 compared to $19,430,000 at December 31, 2006. At March 31, 2007, the Company had excess borrowing capacity at the FHLB of $35,050,000 as limited by the Company's board resolution in effect at that date. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity.

Over the past year, the Company has also utilized alternative funding sources. The Company obtained an unsecured line of credit with U. S. Bank during 2006. The maximum amount that can be borrowed is $10,000,000. The line of credit carries a variable interest rate of 1.50 percent over LIBOR and changes monthly. At March 31, 2007, the Company had $10,000,000 available on this line of credit. In July 2005, the Company began using brokered CDs as an alternate source of funding. At March 31, 2007, the Company had $17,972,000 brokered CDs on its balance sheet, compared to $27,061,000 at December 31, 2006 and $50,880,000 at March 31, 2006. In July 2006, the Company formed Monroe Bancorp Capital Trust I (Trust I). Trust I issued 3,000 shares of Fixed/Floating Rate Capital Securities with a liquidation amount of $3,000,000 in a private placement, and 93 Common Securities with a liquidation amount of $1,000 per Common Security to the Company for $93,000. The aggregate proceeds of $3,093,000 were used by Trust I to purchase $3,093,000 in Fixed/Floating Rate Junior Subordinated Debentures from the Company. In March 2007, the Company formed Monroe Bancorp Statutory Trust II (Trust II). Trust II issued 5,000 shares of Fixed/Floating Rate Capital Securities with a liquidation amount of $5,000,000 in a private placement, and 155 Common Securities with a liquidation amount of $1,000 per Common Security to the Company for $155,000. The aggregate proceeds of $5,155,000 were used by Trust II to purchase $5,155,000 in Fixed/Floating Rate Junior Subordinated Debentures from the Company. The proceeds of these debentures are intended to be used to repurchase Company stock. As of March 31, 2007, $5,044,000 has been used for this purpose.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to repurchase stock. During the past twelve months, the main source of funding for the holding company has been proceeds from trust preferred debentures. Prior to that, the main source of funding for the holding company was dividends from its subsidiary (the Bank). During the first quarter of 2007, the Bank declared no dividends to the holding company. As of April 1, 2007, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $12,681,000, versus $10,586,000 at January 1, 2007. As discussed in Note 11 to the Consolidated Financial Statements (page 47 of the 2006 Annual Report to Shareholders) and Item 1 of the December 31, 2006 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 6 of the consolidated condensed financial statements). During the three months ended March 31, 2007, $2,879,000 of cash was provided by operating activities, compared to $238,000 used during the same period in 2006. The increase in this area was primarily a result of an increase in other liabilities. During the first three months of 2007, $4,363,000 was used for investing activities, compared to $16,510,000 in the same period of 2006. The decrease in the use of funds in this category occurred primarily because the Company had a $3,656,000 increase in loans in the first three months of 2007 compared to a $14,524,000 increase in the same period of 2006. During the first three months of 2007, $846,000 was used by financing activities compared to $1,050,000 of cash used by financing activities during the same period in 2006. Although the overall change in this area was minor, the bank obtained funding primarily from certificates of deposit and trust preferred debentures in the first three months of 2007 compared to repurchase agreements in 2006. Overall, net cash and cash equivalents decreased $2,330,000 during the three months ended March 31, 2007 compared to a decrease of $17,798,000 in the same period of 2006.

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

Future Accounting Matters
-------------------------
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on financial condition or results of operations.

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption EITF No. 06-5 will have a material impact on financial condition of results of operations.

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders' equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company's fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2008 fiscal year. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on financial condition or results of operations.

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

The Company's interest sensitivity position at March 31, 2007 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's March 31, 2007 balance sheet under various rate shocks:

Projected Change in Net Interest Income - March  31, 2007

                            Projected Net Interest        $ Change
                                Income Over the       in Net Interest       % Change
Change in Interest Rate       Next Twelve Months           Income        in Net Interest
    (basis points)              (in thousands)         (in thousands)        Income
----------------------------------------------------------------------------------------
         +200                     $ 22,036                $ (942)            (4.10) %
         +100                       22,572                  (406)            (1.77)
           0                        22,978                     0                 0
         -100                       23,155                   177              0.77
         -200                       22,920                   (58)            (0.25)


For comparative purposes, the following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2006 balance sheet under various rate shocks:

Projected Change in Net Interest Income - December 31, 2006

                            Projected Net Interest        $ Change
                                Income Over the       in Net Interest       % Change
Change in Interest Rate       Next Twelve Months           Income        in Net Interest
    (basis points)              (in thousands)         (in thousands)        Income
----------------------------------------------------------------------------------------
         +200                     $ 20,593                $ (1,197)          (5.49) %
         +100                       21,264                    (526)          (2.41)
           0                        21,790                       0               0
         -100                       22,070                     280            1.28
         -200                       21,954                     164            0.75

Management believes a 200 basis point (2 percent) change in interest rates, in either direction, over the next twelve months is unlikely. Nonetheless, it is informative to quantify how rate changes of this magnitude could affect net interest income derived from the Company's current balance sheet and use this measure to the Company's interest rate risk.

The March 31, 2007 table indicates that the Bank's projected net interest income for the next twelve months would decline by 4.1 percent in the event of a sudden and sustained 200 basis point increase in interest rates. This result is largely driven by the Company having more liabilities, primarily deposits, that would reprice over the twelve month horizon than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock.

Net interest income is also projected to decline in the event of an immediate 200 basis point decrease in interest rates. The projected 0.3 percent decline in net interest income is largely result of the fact that the Company has deposits that are currently priced below 2.00% which could not be repriced to match the 200 basis point drop in market rates. Alternatively, virtually all of the Company's interest earning assets subject to repricing could reprice downward the full 200 basis points. The modest decline in net interest income projected under this scenario therefore results from net interest income declining slightly faster than interest expense.

The forecasts from both time periods indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched over the rate shock ranges between a decrease of 100 basis points and an increase of 200 basis points. The estimated changes in net interest income calculated as of March 31, 2007, are within the approved guidelines established by the Board of Directors.

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

Item 4.         Controls and Procedures.
------          -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2007 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

               The Bank is a plaintiff in an action to recover amounts due on mortgage loans to a real estate developer and related entities. The borrower is in bankruptcy proceedings and also has been indicted by a federal grand jury. The Trustee in the borrower's bankruptcy petition filed an action against the Bank and other defendants for damages from fraudulent transfer and preference payments, and to set aside certain mortgages granted to the Bank by the borrower (Case No. 02-21300-JKC-11, United States Bankruptcy Court Southern District of Indiana, Indianapolis Division, Plaintiff: Robert W. Leasure, Jr., Trustee of Royal Haven Builders, Inc. and Eric H. Tauer). The Company and the Trustee reached a settlement in April 2006 of the Trustee's claims against the Company for payment of the sum of $50,000, plus assignment of a promissory note payable by the Trustee to the Company in the principal amount of $20,000. Most of the 17 other named defendants alleged cross claims against the Bank for indemnification and those claims have been dismissed by the Bankruptcy Court for lack of jurisdiction. These other defendants may subsequently reassert their alleged indemnification claims against the Company in other forums. In addition, some of these other defendants have alleged certain other claims in other pending litigation or have threatened claims against the Bank. Based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Company.

               On February 17, 2005, the loan officer who made the loans related to the claims and threatened claims also was indicted by a federal grand jury. On March 23, 2007, this individual was acquitted by a United States district court.

Item 1A.       Risk Factors.
--------       -------------

               There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
-------        ------------------------------------------------------------

               Stock Repurchased During the First Quarter of 2007
               --------------------------------------------------

                                                                                  (d) Maximum Number
                                                                                   (or Approximate
                                                                                   Dollar Value) of
                                                             (c) Total Number of   Shares that May
                                    (a) Total                Shares Purchased as   Yet Be Purchased
                                    Number of   (b) Average   Part of Publicly     Under the Plans
                                      Shares    Price Paid     Announced Plans    or Programs (dollar
                    Period          Purchased    per Share       or Programs      amount in thousands)
               ---------------------------------------------------------------------------------------
               January 1-31, 2007         --      $    --               --              $7,838
               February 1-28, 2007    42,000        17.63           42,000               7,098
               March 1-31, 2007      120,000        17.85          120,000               4,956
                                    ---------------------------------------
                    Totals           162,000      $ 17.79          162,000
                                    =======================================

               The stock repurchase plan was announced June 16, 2006. Total dollar amount approved: $10,000,000. The plan has no expiration date.

Item 3.        Defaults upon Senior Securities.
-------        --------------------------------
               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.
-------        ----------------------------------------------------
               None

Item 5.        Other Information.
-------        ------------------
               Not applicable.

Item 6.        Exhibits.
-------        ---------

Exhibit No:    Description of Exhibit:
-----------    -----------------------

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

10 (iv) Monroe County Bank Agreement for Supplemental Death or Retirement Benefits incorporated by reference to registrant's Form 10 filed November 14, 2000.

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

10 (xi) Schedule of 2007 Directors Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 13, 2006.

10 (xii) Schedule of 2007 Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 13, 2006.

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

10(xxiii)      Sixth Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, filed as part of this form 10-Q.

31(i) Certification for Annual Report on Form 10-Q by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii) Certification for Annual Report on Form 10-Q by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                          MONROE BANCORP

     Date: May 8, 2007                    By:  /s/ Mark D. Bradford
           -----------                         -------------------------------
                                               Mark D. Bradford, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

     Date: May 8, 2007                    By: /s/ Gordon M. Dyott
           -----------                        --------------------------------
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

10 (iv) Monroe County Bank Agreement for Supplemental Death or Retirement Benefits incorporated by reference to registrant's Form 10 filed November 14, 2000.

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

10 (xi) Schedule of 2007 Directors Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 13, 2006.

10 (xii) Schedule of 2007 Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 13, 2006.

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

10(xxiii)      Sixth Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, filed as part of this form 10-Q.

31(i) Certification for Annual Report on Form 10-Q by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii) Certification for Annual Report on Form 10-Q by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (ii) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.