Form 10-Q
period 2007-06-30
MONROE BANCORP
filed 2007-08-07
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]           No [X]


Outstanding Shares of Common Stock on July 31, 2007:  6,253,592

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

                  Consolidated Condensed Statements of Income - Six Months.....4

                  Consolidated Condensed Statements of Income - Three Months...5

                  Consolidated Condensed Statement of Shareholders' Equity.....6

                  Consolidated Condensed Statements of Cash Flows..............7

                  Notes to Consolidated Condensed Financial Statements.........8

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................10

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....21

    Item 4.    Controls and Procedures........................................22

Part II.  Other Information:

    Item 1.    Legal Proceedings..............................................23

    Item 1A.   Risk Factors...................................................23

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....23

    Item 3.    Defaults Upon Senior Securities................................23

    Item 4.    Submission of Matters to a Vote of Security Holders............23

    Item 5.    Other Information..............................................24

    Item 6.    Exhibits.......................................................24

Signatures....................................................................26

Exhibit Index.................................................................27

       Part I. Financial Information
       Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                       June 30,   December 31,
                                                                         2007         2006
                                                                     (Unaudited)
                                                                      ---------    ---------
Assets
       Cash and due from banks ....................................   $  15,300    $  24,415
       Federal funds sold .........................................      20,533        5,803
       Interest-earning deposits ..................................       3,432        3,328
                                                                      ---------    ---------
             Total cash and cash equivalents ......................      39,265       33,546

       Trading securities, at fair value ..........................       3,592        3,557
       Investment securities:
            Available for sale ....................................     116,931      115,040
            Held to maturity ......................................       1,007        1,653
                                                                      ---------    ---------
                 Total investment securities ......................     117,938      116,693

       Loans ......................................................     560,898      556,918
       Allowance for loan losses ..................................      (6,487)      (6,144)
                                                                      ---------    ---------
            Net loans .............................................     554,411      550,774
       Loans held for sale ........................................       3,091        2,545
       Premises and equipment .....................................      17,674       15,411
       Federal Home Loan Bank of Indianapolis stock, at cost ......       2,312        2,312
       Other assets ...............................................      25,094       23,355
                                                                      ---------    ---------
                  Total assets ....................................   $ 763,377    $ 748,193
                                                                      =========    =========

Liabilities
       Deposits:
            Noninterest-bearing ...................................   $  83,136    $  79,783
            Interest-bearing ......................................     531,456      509,545
                                                                      ---------    ---------
                 Total deposits ...................................     614,592      589,328

       Borrowings .................................................      89,204       98,079
       Other liabilities ..........................................       7,986        7,281
                                                                      ---------    ---------
                  Total liabilities ...............................     711,782      694,688

Commitments and Contingent Liabilities

Shareholders' Equity
       Common stock, no-par value
           Authorized, 18,000,000 shares
           Issued and outstanding - 6,283,592 and 6,515,342 shares,
           respectively ...........................................         137          137
       Additional paid-in capital .................................       5,260        9,284
       Retained earnings ..........................................      47,827       45,136
       Accumulated other comprehensive loss .......................      (1,395)        (818)
       Unearned ESOT shares .......................................        (234)        (234)
                                                                      ---------    ---------
                  Total shareholders' equity ......................      51,595       53,505
                                                                      ---------    ---------
                  Total liabilities and shareholders' equity ......   $ 763,377    $ 748,193
                                                                      =========    =========

            See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                          Six Months Ended
                                                                               June 30,
                                                                        -------------------
                                                                           2007       2006
                                                                        --------   --------
Interest Income
       Loans, including fees ........................................   $ 21,166   $ 18,687
       Trading securities ...........................................         54         42
       Investment securities
            Taxable .................................................      1,958      1,712
            Tax exempt ..............................................        601        459
       Federal funds sold ...........................................        262        185
       Other interest income ........................................         60         46
                                                                        --------   --------
                  Total interest income .............................     24,101     21,131
                                                                        --------   --------

Interest Expense
       Deposits .....................................................     10,502      8,119
       Short-term borrowings ........................................      1,312      1,133
       Other borrowings .............................................        703        765
                                                                        --------   --------
                  Total interest expense ............................     12,517     10,017
                                                                        --------   --------
                  Net interest income ...............................     11,584     11,114
       Provision for loan losses ....................................        540        600
                                                                        --------   --------
                  Net interest income after provision for loan losses     11,044     10,514
                                                                        --------   --------

Noninterest Income
       Fiduciary activities .........................................      1,022        813
       Service charges on deposit accounts ..........................      1,799      1,846
       Commission income ............................................        471        416
       Securities gains .............................................         42         51
       Unrealized gains/losses on trading securities ................        116        (13)
       Net gains on loans sales .....................................        439        481
       Debit card interchange fees ..................................        452        380
       Other operating income .......................................        791        646
                                                                        --------   --------
                  Total other income ................................      5,132      4,620
                                                                        --------   --------

Noninterest Expenses
       Salaries and employee benefits ...............................      6,187      5,868
       Net occupancy and equipment expense ..........................      1,536      1,559
       Advertising ..................................................        387        423
       Legal fees ...................................................        273        127
       Appreciation in directors' and executives'
            deferred compensation plans .............................        212         81
       Other operating expense ......................................      1,764      1,716
                                                                        --------   --------
                  Total other expenses ..............................     10,359      9,774
                                                                        --------   --------

                  Income before income tax ..........................      5,817      5,360
                  Income tax expense ................................      1,615      1,646
                                                                        --------   --------
                             Net income .............................   $  4,202   $  3,714
                                                                        ========   ========

       Basic earnings per share......................................   $  0.660   $  0.562
       Diluted earnings per share....................................   $  0.657   $  0.560
       Dividends declared and paid per share.........................       0.24       0.24

            See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                         Three Months Ended
                                                                               June 30,
                                                                        -------------------
                                                                           2007       2006
                                                                        --------   --------
Interest Income
       Loans, including fees ........................................   $ 10,754   $  9,656
       Trading securities ...........................................         27         22
       Investment securities
            Taxable .................................................        989        860
            Tax exempt ..............................................        305        243
       Federal funds sold ...........................................        136        143
       Other interest income ........................................         38         32
                                                                        --------   --------
                  Total interest income .............................     12,249     10,956
                                                                        --------   --------

Interest Expense
       Deposits .....................................................      5,408      4,285
       Short-term borrowings ........................................        607        616
       Other borrowings .............................................        381        372
                                                                        --------   --------
                  Total interest expense ............................      6,396      5,273
                                                                        --------   --------
                  Net interest income ...............................      5,853      5,683
       Provision for loan losses ....................................        255        300
                                                                        --------   --------
                  Net interest income after provision for loan losses      5,598      5,383
                                                                        --------   --------

Noninterest Income
       Fiduciary activities .........................................        537        404
       Service charges on deposit accounts ..........................        932        980
       Commission income ............................................        239        214
       Securities gains .............................................         41          8
       Unrealized gains (losses) on trading securities ..............         83        (43)
       Net gains on loans sales .....................................        262        297
       Debit card interchange fees ..................................        238        196
       Other operating income .......................................        353        315
                                                                        --------   --------
                  Total other income ................................      2,685      2,371
                                                                        --------   --------

Noninterest Expenses
       Salaries and employee benefits ...............................      3,198      3,041
       Net occupancy and equipment expense ..........................        717        782
       Advertising ..................................................        162        204
       Legal fees ...................................................        118         40
       Appreciation (depreciation) in directors' and executives'
            deferred compensation plans .............................        148        (15)
       Other operating expense ......................................        923        900
                                                                        --------   --------
                  Total other expenses ..............................      5,266      4,952
                                                                        --------   --------

                  Income before income tax ..........................      3,017      2,802
                  Income tax expense ................................        827        861
                                                                        --------   --------
                             Net income .............................   $  2,190   $  1,941
                                                                        --------   --------

       Basic earnings per share......................................   $  0.348   $  0.294
       Diluted earnings per share....................................   $  0.346   $  0.293
       Dividends declared and paid per share.........................       0.12       0.12

            See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Six Months Ended
                                  June 30, 2007
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                          Unearned
                                                                                           Accumulated    Employee
                                       Common Stock    Additional                             Other         Stock
                                     Shares             Paid in   Comprehensive Retained  Comprehensive   Ownership
                                   Outstanding  Amount  Capital       Income    Earnings       Loss      Trust Shares  Total
                                   ------------------------------------------------------------------------------------------
Balances January 1, 2007..........  6,515,342   $ 137   $ 9,284                  $45,136    $   (818)      $ (234)    $53,505

Comprehensive Income:
  Net income for the period.......                                   $ 4,202       4,202                                4,202
  Other comprehensive income
    -unrealized loss on securities                                      (577)                   (577)                    (577)
ESOT shares earned................                           32                                                            32
Stock option compensation
    expense.......................                           30                                                            30
Repurchase of stock, at cost......   (231,750)           (4,086)                                                       (4,086)
Cash dividend ($0.24 per share)                                                   (1,511)                              (1,511)
                                   ------------------------------------------------------------------------------------------
Balances June 30, 2007............  6,283,592   $ 137   $ 5,260      $ 3,625     $47,827    $ (1,395)      $ (234)    $51,595
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

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              ---------------------
                                                                                 2007        2006
                                                                              --------    --------
Operating Activities
     Net income ...........................................................   $  4,202    $  3,714
     Adjustments to reconcile net income to net cash provided
             by operating activities:
         Provision for loan losses ........................................        540         600
         Depreciation and amortization ....................................        550         564
         Deferred income tax ..............................................        (75)       (208)
         Investment securities amortization, net ..........................        (25)         50
         Securities gain ..................................................        (41)        (51)
         Origination of loans held for sale ...............................    (31,454)    (38,178)
         Proceeds from sale of loans held for sale ........................     31,347      35,226
         Gain on sale of loans held for sale ..............................       (439)       (481)
         Gain on sale of land .............................................        (81)         --
         ESOT compensation ................................................         32          20
         Stock-based compensation expense .................................         30          32
         Net change in:
              Trading securities ..........................................          6         139
              Interest receivable and other assets ........................     (1,363)         69
              Interest payable and other liabilities ......................     (1,922)        745
                                                                              --------    --------
                        Net cash provided by operating activities .........      1,307       2,241
                                                                              --------    --------

Investing Activities
     Purchase of securities available for sale ............................    (30,123)    (15,950)
     Proceeds from sales of securities available for sale .................        250          --
     Proceeds from paydowns and maturities of securities available for sale     29,756      19,316
     Proceeds from paydowns and maturities of securities held to maturity .        646         301
     Net change in loans ..................................................     (4,177)    (30,750)
     Purchase of premises and equipment ...................................     (2,732)     (1,529)
                                                                              --------    --------
                        Net cash used by investing activities .............     (6,380)    (28,612)
                                                                              --------    --------

Financing Activities
     Net change in:
         Noninterest-bearing, interest-bearing demand and savings deposits      45,653      25,127
         Certificates of deposit ..........................................    (20,388)     (7,452)
         Borrowings .......................................................    (14,009)     28,506
     Repayments of Federal Home Loan Bank advances ........................        (22)     (4,000)
     Cash dividends paid ..................................................     (1,511)     (1,587)
     Proceeds from trust preferred debentures .............................      5,155          --
     Repurchase of common stock ...........................................     (4,086)         --
                                                                              --------    --------
                        Net cash provided by financing activities .........     10,792      40,594
                                                                              --------    --------
Net Change in Cash and Cash Equivalents ...................................      5,719      14,223
Cash and Cash Equivalents, Beginning of Period ............................     33,546      36,600
                                                                              --------    --------
Cash and Cash Equivalents, End of Period ..................................   $ 39,265    $ 50,823
                                                                              ========    ========

Supplemental cash flow disclosures
     Interest paid ........................................................   $ 11,863    $  9,731
     Income tax paid ......................................................      1,520       1,612

            See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2007
                                   (Unaudited)

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

The interim consolidated condensed financial statements at June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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


Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                                        Six months ended
                                                 -------------------------------
                                                 June 30, 2007     June 30, 2006
                                                 -------------     -------------

Net income (in thousands) ..................      $     4,202       $     3,714
                                                  ===========       ===========
Weighted average shares outstanding ........        6,389,074         6,639,842
Average unearned ESOT shares ...............          (19,900)          (29,975)
                                                  -----------       -----------
Shares used to compute basic earnings
     per share .............................        6,369,174         6,609,867
Effect of dilutive securities- stock options           25,971            20,744
                                                  -----------       -----------
Shares used to compute diluted earnings
     per share .............................        6,395,145         6,630,611
                                                  ===========       ===========

Earnings per share, basic ..................      $     0.660       $     0.562
Earnings per share, diluted ................      $     0.657       $     0.560

Options to purchase 210,000 shares of common stock at $22 per share were outstanding at June 30, 2007, and options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at $22 per share were outstanding at June 30, 2006, but were not included in the computation of diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively because the options' exercise price was greater than the average market price of the common shares.

                                                       Three months ended
                                                 -------------------------------
                                                 June 30, 2007     June 30, 2006
                                                 -------------     -------------

Net income (in thousands) ..................      $     2,190       $     1,941
                                                  ===========       ===========
Weighted average shares outstanding ........        6,317,424         6,639,842
Average unearned ESOT shares ...............          (18,700)          (29,013)
                                                  -----------       -----------
Shares used to compute basic earnings
     per share .............................        6,298,724         6,610,829
Effect of dilutive securities- stock options           26,236            20,722
                                                  -----------       -----------
Shares used to compute diluted earnings
     per share .............................        6,324,960         6,631,551
                                                  ===========       ===========

Earnings per share, basic ..................      $     0.348       $     0.294
Earnings per share, diluted ................      $     0.346       $     0.293


Options to purchase 210,000 shares of common stock at $22 per share were outstanding at June 30, 2007, and options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at $22 per share were outstanding at June 30, 2006, but were not included in the computation of diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively because the options' exercise price was greater than the average market price of the common shares.

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

Note 5: Trust Preferred Securities
----------------------------------

On March 20, 2007, the Company completed a private placement of $5 million in trust preferred securities through Monroe Bancorp Statutory Trust II (the "Trust"), a statutory business trust formed by the Company. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. The Company received the proceeds from the sale of the securities in exchange for subordinated debt issued by the Company to the Trust. Because the Trust will not be consolidated with the Company, pursuant to Financial Accounting Standard Board Interpretation No. 46, the Company's financial statements will reflect the subordinated debt issued to the Trust.

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

The Bank is a traditional community bank, which provides a variety of financial services to its customers, including:

o    accepting deposits;
o    making commercial, mortgage and personal loans;
o originating residential mortgage loans that are generally for sale into the secondary market;
o    providing personal and corporate trust services;
o    providing investment advisory and brokerage services; and
o    providing annuities and other investment products.

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

Management has used the following non-GAAP financial measures throughout this quarterly report on Form 10-Q.

o In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Municipal bond and municipal loan interest has been converted to a tax-equivalent rate using a federal tax rate of 34 percent. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.
o In the "Noninterest Income / Noninterest Expense" section of this document, we report noninterest income and noninterest expense without the effect of unrealized gains and losses on securities in a grantor trust ("rabbi trust") which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses and capital gain dividends on trading securities (mutual funds) held in a grantor trust

     ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, and hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend, interest and capital gain dividend income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest, dividends and capital gain dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on pages 4 and 5 of the consolidated financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year noninterest income and noninterest expense can be made if the rabbi trust realized and unrealized gains, losses and capital gain dividends and offsetting appreciation (depreciation) on the deferred compensation plans and trustee fees are removed.

Results of Operations
---------------------

Overview
--------
Net income for the second quarter of 2007 was $2,190,000, a 12.8 percent increase from net income of $1,941,000 for the same quarter last year. Basic earnings per share for the second quarter of 2007 were $0.348, up 18.4 percent from $0.294 per share for the second quarter of 2006. Diluted earnings per share for the second quarter of 2007 were $0.346, up 18.1 percent from $0.293 per share for the second quarter of 2006. Annualized return on average equity (ROE) for the second quarter of 2007 increased to 16.93 percent compared to 15.04 percent for second quarter of 2006. The annualized return on average assets
(ROA) was 1.17 percent for the second quarter of 2007 compared to 1.07 percent for the same period of 2006.

Net income for the first six months of 2007 was $4,202,000, a 13.1 percent increase from net income of $3,714,000 for the same period last year. Basic earnings per share for the first six months of 2007 were $0.660, up 17.4 percent from $0.562 per share for the same period of 2006. Diluted earnings per share for the first six months of 2007 were $0.657, up 17.3 percent from $0.560 per share for the same period of 2006. Annualized ROE for the six months ended June 30, 2007 increased to 16.09 percent compared to 14.55 percent for the first six months of 2006. The annualized ROA was 1.14 percent for the six months ended June 30, 2007 compared to 1.04 percent for the first six months of 2006.

Growth in net income primarily resulted from loan growth and growth in noninterest income offset by modest increases in noninterest expense. Net interest income for the second quarter of 2007, after the provision for loan losses, increased $215,000, or 4.0 percent over the second quarter of 2006. Net interest income for the six months ended June 30, 2007 increased by $530,000 or
5.0 percent over the same period in 2006.

The following items affected second quarter and year-to-date results:
o Trust Fee Income - Trust fees grew $133,000 or 32.9 percent to $537,000 for the three months ended June 30, 2007 compared to $404,000 for the same period of 2006. For the six months ended June 30, 2007, trust fees grew $209,000 or 25.7 percent to $1,022,000 compared to $813,000 for the same period in 2006. The increase in trust fees was driven by growth in trust assets under management. Trust assets under management reached $329,147,000 at June 30, 2007, growing 21.1 percent, or $57,381,000 over the $271,766,000 at December 31, 2006 and by 34.2 percent, or $83,895,000 over the June 30, 2006 total of $245,252,000. Management does not anticipate that trust assets will sustain this rate of growth on an ongoing basis.
o Sale of Brownsburg Land - The Company realized an $81,000 gain on the sale of a small parcel of land for a road-widening project during the first quarter of 2007. The sale of the land, which was in front of the Company's Brownsburg Banking Center, will have no impact on its operation and minimal impact on its overall appearance.
o Stock Buyback Activity, Funded With Trust Preferred Stock - The Company repurchased 69,750 shares of its common stock during the second quarter at an average price including commission of $17.26, and has purchased a total of 361,750 shares at a total cost of $6,429,000 since the program was announced in June 2006. The Company's repurchase activity was funded with proceeds from trust preferred subordinated debentures and other debt. Trust preferred subordinated debentures are being used as the primary source of funding for the Company's stock repurchase activity. As of March 31, 2007 the Company had issued a total of $8,248,000 of trust preferred subordinated debentures at an average cost of 6.76 percent. No additional trust preferred shares were issued during the three months ended June 30, 2007.
o Formation of a Real Estate Investment Trust - The Bank formed a Real Estate Investment Trust (REIT) involving approximately $80,000,000 of its existing commercial real estate loans during the fourth quarter of 2006. The net tax savings generated by the REIT increased the Company's net income by $60,000 during the second quarter of 2007 and $121,000 for the six months ended June 30, 2007.
o Loan Related Legal Expense -loan related legal expense for the second quarter of 2007 was $85,000, which was $65,000 or 325 percent greater than during the second quarter of 2006. For the six months ended June 30, 2007, loan related legal expense was $201,000, which was $123,000 or 158 percent higher than the same period in 2006. Most of the increase is related to a case that has recently been favorably resolved. Management is exploring options to recover amounts attributable to certain loans that were charged-off or written down in earlier periods related to this case.

A primary management focus for the remainder of 2007 is to accelerate loan growth while maintaining credit quality. Loans at June 30, 2007 totaled $563,989,000 compared to $559,281,000 at June 30, 2006. The $4,708,000 or 0.84
percent increase in loans is well below the $53,966,000 or 10.68 percent growth in loans that took place between June 30, 2005 and June 30, 2006. The reduction in the Company's loan growth rate is the result of several factors including a general slowdown in commercial real estate development and new loan activity being largely offset by loans being paid off or refinanced elsewhere. The reduction in the rate of loan growth, if it continues, could have an adverse affect on the growth of net interest income.

Management is pleased with the progress of the full-service Brownsburg banking center in Hendricks County, which was opened January 2006. Average deposits for the month of June 2007 were $44,816,000 compared to $29,730,000 for June 2006. The Company plans to open three more full-service banking centers over the next fifteen months. On May 30, 2007, the Company broke ground for two new full-service banking centers which will replace limited service offices in Avon and Plainfield, two high growth communities in Hendricks County, west of Indianapolis. These centers are expected to open in the fourth quarter of 2007. The third center will be located in Noblesville, a high growth community located in Hamilton County, north of Indianapolis. The Noblesville banking center is expected to open during the summer of 2008.

Net Interest Income / Net Interest Margin
-----------------------------------------
The two tables on the following pages present information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. Interest income presented in the table has been adjusted to a tax-equivalent basis assuming a 34 percent tax rate. The tax equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

                                                                            Average Balance Sheets and Interest Rates
                                                               ------------------------------------------------------------------
                                                                Six Months Ended June 30, 2007    Six Months Ended June 30, 2006
                                                               -------------------------------    -------------------------------
                                                               Average             Average Rate  Average             Average Rate
                             ASSETS                            Balance   Interest  (annualized)  Balance   Interest  (annualized)
                                                               -------   --------  ------------  -------   --------  ------------

Interest earning assets
     Securities
          Taxable .........................................   $  86,706   $ 1,960     4.56%     $  88,321  $ 1,688       3.85%
          Tax-exempt (1) ..................................      34,615       911     5.30%        28,498      695       4.92%
                                                              ---------   -------               ---------  -------
               Total securities ...........................     121,321     2,871     4.77%       116,819    2,383       4.11%

     Loans (2) ............................................     561,486    21,172     7.60%       542,951   18,720       6.95%
     FHLB Stock ...........................................       2,312        52     4.54%         2,545       65       5.15%
     Federal funds sold ...................................       9,538       262     5.54%         6,876      185       5.43%
     Interest-earning deposits ............................       3,393        84     4.97%         3,047       71       4.68%
                     --                                       ---------   -------               ---------  -------
                 Total interest earning assets ............     698,050    24,441     7.06%       672,238   21,424       6.43%
                                                              ---------   -------               ---------  -------

Noninterest earning assets
    Allowance for loan losses .............................      (6,305)                           (5,695)
     Premises and equipment & other assets ................      39,969                            35,980
     Cash and due from banks ..............................      14,624                            16,617
                                                              ---------                         ---------
               Total assets ...............................   $ 746,338                         $ 719,140
                                                              =========                         =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................   $ 523,493    10,502     4.05%     $ 494,545    8,119       3.31%
     Borrowed funds .......................................      83,867     2,015     4.85%        88,155    1,898       4.34%
                                                              ---------   -------               ---------  -------
          Total interest-bearing liabilities ..............     607,360    12,517     4.16%       582,700   10,017       3.47%
                                                              ---------   -------               ---------  -------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................      78,017                            77,301
     Other liabilities ....................................       8,305                             7,651
     Shareholders' equity .................................      52,656                            51,488
                                                              ---------                         ---------
                 Total liabilities and shareholders' equity   $ 746,338                         $ 719,140
                                                              =========                         =========


Interest margin recap
Net interest income and interest rate spread
     Tax-equivalent net interest income margin ............                11,924     2.90%                 11,407       2.96%
     Tax-equivalent net interest margin as a percent of
            total average earning assets ..................                           3.44%                              3.42%
Tax-equivalent adjustment (1) .............................                   340                              293
                                                                        ---------                        ---------

      Net interest income .................................             $  11,584                        $  11,114
                                                                        =========                        =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.

(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                           Average Balance Sheets and Interest Rates
                                                               ------------------------------------------------------------------
                                                               Three Months Ended June 30, 2007  Three Months Ended June 30, 2006
                                                               --------------------------------  --------------------------------
                                                               Average             Average Rate  Average             Average Rate
                             ASSETS                            Balance   Interest  (annualized)  Balance   Interest  (annualized)
                                                               -------   --------  ------------  -------   --------  ------------

Interest earning assets
     Securities
          Taxable .........................................   $  86,072   $   995     4.64%     $  86,127  $    848      3.95%
          Tax-exempt (1) ..................................      34,981       462     5.30%        29,557       368      5.00%
                                                              ---------   -------               ---------  --------
               Total securities ...........................     121,053     1,457     4.83%       115,684     1,216      4.22%

     Loans (2) ............................................     565,373    10,761     7.63%       548,671     9,674      7.07%
     FHLB Stock ...........................................       2,312        22     3.82%         2,545        33      5.20%
     Federal funds sold ...................................       9,693       136     5.63%         9,873       144      5.85%
     Interest-earning deposits ............................       4,233        52     4.97%         4,293        48      4.53%
                                                              ---------   -------               ---------  --------
                 Total interest earning assets ............     702,664    12,428     7.09%       681,066    11,115      6.55%
                                                              ---------   -------               ---------  --------

Noninterest earning assets
    Allowance for loan losses .............................      (6,329)                           (5,750)
     Premises and equipment & other assets ................      41,180                            36,291
     Cash and due from banks ..............................      13,965                            16,729
                                                              ---------                         ---------
               Total assets ...............................   $ 751,480                         $ 728,336
                                                              =========                         =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................   $ 530,015     5,408     4.09%     $ 502,601     4,286      3.42%
     Borrowed funds .......................................      81,231       988     4.88%        88,710       987      4.46%
                                                              ---------   -------               ---------  --------
          Total interest-bearing liabilities ..............     611,246     6,396     4.20%       591,311     5,273      3.58%
                                                              ---------   -------               ---------  --------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................      79,405                            77,294
     Other liabilities ....................................       8,937                             7,943
     Shareholders' equity .................................      51,892                            51,788
                                                              ---------                         ---------
                 Total liabilities and shareholders' equity   $ 751,480                         $ 728,336
                                                              =========                         =========


Interest margin recap
Net interest income and interest rate spread
     Tax-equivalent net interest income margin ............               $ 6,032     2.90%                $  5,842      2.97%
     Tax-equivalent net interest margin as a percent of
          total average earning assets ....................                           3.44%                              3.44%
Tax-equivalent adjustment (1) .............................                   179                               159
                                                                          -------                          --------

                Net interest income .......................               $ 5,853                          $  5,683
                                                                          =======                          ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.

(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The tax-equivalent net interest margin as a percent of average earning assets was 3.44 percent for the first six months of 2007, up from 3.42 percent for the same period last year. Overall increases in rates on interest bearing assets compared to increases in rates on interest bearing liabilities were fairly evenly matched.

The tax-equivalent net interest margin as a percent of average earning assets was 3.44 percent for the quarter ended June 30, 2007, unchanged from 3.44 percent for the same quarter last year.

Tax-equivalent net interest income was $11,924,000 for the six months ended June 30, 2007 compared to $11,407,000 for the same period in 2006, an increase of
4.53 percent.

Tax-equivalent net interest income was $6,032,000 for the three months ended June 30, 2007 compared to $5,842,000 for the same period in 2006, an increase of
3.25 percent.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the second quarter of 2007 was $2,685,000 compared to $2,371,000 for the same period in 2006. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section (page 10), total noninterest income for the second quarter of 2007 was $2,560,000, a $155,000 or 6.4 percent increase from $2,405,000 for the same period in 2006.

Significant changes in noninterest income occurred primarily in the following areas:
o Trust fee income totaled $537,000 for the second quarter of 2007 compared to $404,000 for the second quarter of 2006, an increase of $133,000 or 32.9 percent. This increase was driven by growth in Trust assets under management. Management does not anticipate that trust fee income will sustain this rate of growth on an ongoing basis.
o Debit card interchange fees were $238,000 for the second quarter of 2007 compared to $196,000 for the same period in 2006, an increase of $42,000 or
     21.4 percent due to an increase in debit card usage.
o Commission income was $239,000 for the second quarter of 2007 compared to $214,000 for the same period in 2006, an increase of $25,000 or 11.7 percent. This growth was attributed to a $31,000, or 26.4 percent increase in branch-based annuity and mutual fund sales, personnel changes, improved sales efforts and progress being made in the transition from a transaction based commission business into one that is management fee based. This was partially offset by a decrease of $6,000 in full-service brokerage fees.

Total noninterest income for the first six months of 2007 was $5,132,000 compared to $4,620,000 for the same period in 2006. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section above, total noninterest income for the six months ended June 30, 2007 was $4,967,000, a $393,000 or 8.6 percent increase from $4,574,000 for the same period in 2006.

Significant changes in noninterest income occurred primarily in the following areas:
o Trust fee income totaled $1,022,000 for the first six months of 2007 compared to $813,000 for the same period of 2006, an increase of $209,000 or 25.7 percent. Management does not anticipate that trust fee income will sustain this rate of growth on an ongoing basis.
o Debit card interchange fees were $452,000 for the first six months of 2007 compared to $380,000 for the same period in 2006, an increase of $72,000 or
     19.0 percent due to an increase in debit card usage.
o Commission income was $471,000 for the first six months of 2007 compared to $416,000 for the same period in 2006, an increase of $55,000 or 13.2 percent. This growth was attributed to a $78,000, or 35.6 percent increase in branch-based annuity and mutual fund sales, personnel changes, improved sales efforts and progress being made in the transition from a transaction based commission business into one that is management fee based. This was partially offset by a decrease of $23,000 in full-service brokerage fees.

For the quarter ended June 30, 2007, total noninterest expense was $5,266,000 compared to $4,952,000 for the same period in 2006. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the second quarter of 2007 was $5,114,000, a $150,000 or 3.0 percent increase from $4,964,000 for the same period in 2006.

Significant changes in noninterest expense occurred in the following areas:
o Salary and employee benefits increased by $157,000 or 5.2 percent during the second quarter of 2007 compared to the same period in 2006. The increase was primarily due to annual raises with the remainder being the result of growth in the number of employees.
o Legal fees increased $78,000 or 195.0 percent during the second quarter of 2007 compared to the same period in 2006, primarily due to a case that has recently been favorably resolved. Management is exploring options to recover amounts attributed to certain loans related to this case that were charged-off or written down in earlier periods.

For the six months ended June 30, 2007, total noninterest expense was $10,359,000 compared to $9,774,000 for the same period in 2006. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the second quarter of 2007 was $10,140,000, a $454,000 or 4.7 percent increase from $9,686,000 for the same period in 2006.

Significant changes in noninterest expense occurred in the following areas:
o Salary and employee benefits increased by $319,000 or 5.4 percent during the first six months of 2007 compared to the same period in 2006. This increase was primarily the result of annual raises with the remainder being the result of growth in the number of employees.
o Legal fees increased $131,000 or 162.0 percent during the first six months of 2007 compared to the same period in 2006, primarily due to a case that has recently been favorably resolved.

Income Taxes
------------
The Company records a provision for income taxes currently payable, along with a provision for those taxes payable in the future. Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting. The major difference between the effective tax rate applied to the Company's financial statement income and the federal and state statutory rate of approximately 40 percent is interest on tax-exempt securities, the effect of the Company's Delaware based investment holding company and a real estate investment trust (REIT) formed during the fourth quarter of 2006.

The Company's effective tax rate was 27.8 percent for the six months ended June 30, 2007 compared to 30.7 percent for the same period in 2006. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a higher percentage of total income in the first and second quarters of 2007 and because of the impact of a REIT established during the fourth quarter of 2006.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at June 30, 2007 were $763,377,000 an increase of
2.0 percent or $15,184,000 compared to $748,193,000 at December 31, 2006. Loans (including loans held for sale) grew to $563,989,000 at June 30, 2007 compared to $559,463,000 at December 31, 2006, an increase of 0.8 percent. Total cash and cash equivalents increased to $39,265,000 at June 30, 2007 compared to $33,546,000 at December 31, 2006, an increase of 17.0 percent. The increase relates to additional federal funds sold. Deposits increased to $614,592,000 at June 30, 2007 compared to $589,328,000 at December 31, 2006, an increase of $25,264,000 or 4.3 percent. Borrowings decreased to $89,204,000 at June 30, 2007 compared to $98,079,000 at December 31, 2006, a 9.0 percent decrease. At June 30, 2007, the total amount of trust preferred subordinated debentures outstanding was $8,248,000, compared to none at June 30, 2006.

Capital
-------
Shareholders' equity decreased by $1,910,000 at June 30, 2007 compared to December 31, 2006. This decrease was a result of year-to-date net income of $4,202,000, ESOP shares earned of $32,000, and option expense of $30,000, offset by stock repurchased of $4,086,000, dividends paid of $1,511,000, and other comprehensive loss, consisting solely of the change (decrease) in net unrecognized losses in the Company's available-for-sale securities portfolio of $577,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2007 and December 31, 2006, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since June 30, 2007 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                          Required for Adequate       To Be Well
                                                           Actual               Capital(1)           Capitalized(1)
                                                 ----------------------------------------------------------------------
                                                      Amount      Ratio       Amount     Ratio      Amount     Ratio
                                                  ----------------------------------------------------------------------

           As of June 30, 2007
           -------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated....................... $    67,651    11.54%   $   46,897     8.0%           N/A    N/A
               Bank...............................      67,191    11.54        46,575     8.0    $    58,219    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated.......................      61,164    10.43        23,449     4.0            N/A    N/A
               Bank...............................      60,704    10.43        23,288     4.0         34,933     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated.......................      61,164     8.14        30,059     4.0            N/A    N/A
               Bank...............................      60,704     8.12        29,892     4.0         37,365     5.0

           As of December 31, 2006
           -----------------------
           Total capital(1)(to risk-weighted
              assets)
               Consolidated....................... $    63,513    11.08%   $   45,838     8.0%           N/A    N/A
               Bank...............................      64,127    11.26        45,568     8.0    $    56,960    10.0%
           Tier I capital(1)(to risk-weighted
              assets)
               Consolidated.......................      57,369    10.01        22,919     4.0            N/A    N/A
               Bank...............................      57,983    10.18        22,784     4.0         34,176     6.0
           Tier I capital(1)(to average
              assets)
               Consolidated.......................      57,369     7.70        29,800     4.0            N/A    N/A
               Bank...............................      57,983     7.82        29,658     4.0         37,073     5.0

           (1) As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. These classified loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. As of June 30, 2007, the Bank had $13,768,000 of loans internally classified compared to $10,009,000 at December 31, 2006, a 37.6 percent increase. This increase is primarily comprised of six large credits. Management believes that the Company has sufficient collateral to minimize any potential losses on internally classified loans. The allowance for loan losses was $6,487,000, or 1.16 percent of portfolio loans (excluding loans held for sale) at June 30, 2007 compared to $6,144,000, or 1.10 percent, of portfolio loans at December 31, 2006. A portion of classified loans are nonaccrual loans. The Bank had nonperforming assets (nonaccrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $3,397,000, or 0.44 percent of total assets at June 30, 2007 compared to $2,497,000 or 0.33 percent of total assets at December 31, 2006. June 30, 2007 nonperforming assets increased compared to June 30, 2006, when nonperforming assets were $1,346,000, or 0.18 percent of total assets. While the trend in nonperforming assets and 90-day past due loans still accruing has recently been unfavorable, management believes the overall level does not give cause for concern.

During the first six months of 2007, the Bank had net loan charge offs totaling $196,000 compared to $369,000 charged off for the same period in 2006. Past due loans (30 days or more) were 1.29 percent of total loans at June 30, 2007 compared to 0.58 percent of total loans at June 30, 2006.

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

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB), to obtain brokered certificates of deposit (CDs) and to borrow on a line of credit. FHLB advances were $19,408,000 at June 30, 2007 compared to $19,430,000 at December 31, 2006. At June 30, 2007, the Company had excess borrowing capacity at the FHLB of $35,061,000 as limited by the Company's board resolution in effect at that date. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity.

Over the past year, the Company has also utilized alternative funding sources. The Company obtained an unsecured line of credit with U.S. Bank during 2006. The maximum amount that can be borrowed is $10,000,000. The line of credit carries a variable interest rate of 1.50 percent over LIBOR and changes monthly. At June 30, 2007, the Company had borrowed $977,000 and had $9,023,000 available on this line of credit. In July 2005, the Company began using brokered CDs as an alternate source of funding. At June 30, 2007, the Company had $21,611,000 brokered CDs on its balance sheet, compared to $27,061,000 at December 31, 2006 and $48,387,000 at June 30, 2006. In July 2006, the Company formed Monroe Bancorp Capital Trust I (Trust I). Trust I issued 3,000 shares of Fixed/Floating Rate Capital Securities with a liquidation amount of $3,000,000 in a private placement, and 93 Common Securities with a liquidation amount of $1,000 per Common Security to the Company for $93,000. The aggregate proceeds of $3,093,000 were used by Trust I to purchase $3,093,000 in Fixed/Floating Rate Junior Subordinated Debentures from the Company. In March 2007, the Company formed Monroe Bancorp Statutory Trust II (Trust II). Trust II issued 5,000 shares of Fixed/Floating

Rate Capital Securities with a liquidation amount of $5,000,000 in a private placement, and 155 Common Securities with a liquidation amount of $1,000 per Common Security to the Company for $155,000. The aggregate proceeds of $5,155,000 were used by Trust II to purchase $5,155,000 in Fixed/Floating Rate Junior Subordinated Debentures from the Company. The proceeds of these debentures are intended to be used to repurchase Company stock.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to repurchase stock. During the past twelve months, the main source of funding for the holding company has been proceeds from trust preferred debentures. Prior to that, the main source of funding for the holding company was dividends from its subsidiary (the Bank). During the six months ended June 30, 2007, the Bank declared dividends to the holding company of $1,675,000. As of July 1, 2007, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $13,303,000, versus $10,586,000 at January 1, 2007. As discussed in Note 11 to the Consolidated Financial Statements (page 47 of the 2006 Annual Report to Shareholders) and
Item 1 of the December 31, 2006 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the six months ended June 30, 2007, $1,307,000 of cash was provided by operating activities, compared to $2,241,000 provided during the same period in 2006. The decrease in this area was primarily a result of changes in other assets and other liabilities. During the first six months of 2007, $6,380,000 was used for investing activities, compared to $28,612,000 in the same period of 2006. The decrease in the use of funds in this category occurred primarily because the Company had a $4,177,000 increase in loans in the first six months of 2007 compared to a $30,750,000 increase in the same period of 2006. During the first six months of 2007, $10,792,000 was provided by financing activities compared to $40,594,000 of cash provided by financing activities during the same period in 2006. The decrease in this area was primarily a result of a $14,009,000 decrease in borrowings during the first six months of 2007 compared to a $28,506,000 increase in the same period of 2006. Overall, net cash and cash equivalents increased $5,719,000 during the six months ended June 30 2007 compared to an increase of $14,223,000 in the same period of 2006.

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

Forward-Looking Statements
--------------------------
Portions of information in this Form 10-Q contain forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affect the business of the Company; (6) changes in real estate values or the real estate markets; and (7) the Company's business developments in new markets in and around Hendricks and Hamilton Counties. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The Company's interest sensitivity position at June 30, 2007 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's June 30, 2007 balance sheet under various rate shocks:

Projected Change in Net Interest Income - June 30, 2007

                            Projected Net Interest           $ Change
                                 Income Over the          in Net Interest        % Change
Change in Interest Rate        Next Twelve Months              Income         in Net Interest
    (basis points)               (in thousands)            (in thousands)         Income
---------------------------------------------------------------------------------------------
         +200                      $ 22,698                  $ (1,089)            (4.58) %
         +100                        23,299                      (488)            (2.05)
           0                         23,787                         0                 0
         -100                        24,022                       235              0.99
         -200                        23,854                        67              0.28

For comparative purposes, the table on the following page summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2006 balance sheet under various rate shocks:

Projected Change in Net Interest Income - December 31, 2006

                            Projected Net Interest           $ Change
                                 Income Over the          in Net Interest        % Change
Change in Interest Rate        Next Twelve Months              Income         in Net Interest
    (basis points)               (in thousands)            (in thousands)         Income
---------------------------------------------------------------------------------------------
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

The June 30, 2007 table indicates that the Bank's projected net interest income for the next twelve months would decline by 4.6 percent in the event of a sudden and sustained 200 basis point increase in interest rates. This result is largely driven by the Company having more liabilities, primarily deposits that would reprice over the twelve-month horizon than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock.

Net interest income is projected to increase modestly (0.3 percent) in the event of an immediate 200 basis point decrease in interest rates. The projected 0.3 percent increase in net interest may seem low considering the Company has more liabilities than assets repricing over the twelve month horizon. The explanation is found in the fact the Company has deposits that are currently priced below
2.00 percent which could not be repriced to match the 200 basis point drop in market rates. Alternatively, virtually all of the Company's interest earning assets subject to repricing could reprice downward the full 200 basis points.

The forecasts from both time periods indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched over the rate shock ranges between a decrease of 100 basis points and an increase of 200 basis points. The estimated changes in net interest income calculated as of June 30, 2007, are within the approved guidelines established by the Board of Directors.

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

Item 4.           Controls and Procedures
-------           -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June

30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2007 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
-------   -----------------

Item 1.           Legal Proceedings.
-------           ------------------
                  None

Item 1A.          Risk Factors.
--------          -------------
                  There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
-------           -----------------------------------------------------------

Stock Repurchased During the Second Quarter of 2007
---------------------------------------------------

                                                                  (d) Maximum Number
                                                                   (or Approximate
                                                                   Dollar Value) of
                                            (c) Total Number of    Shares that May
                   (a) Total                Shares Purchased as    Yet Be Purchased
                   Number of   (b) Average    Part of Publicly     Under the Plans
                     Shares    Price Paid     Announced Plans     or Programs (dollar
    Period         Purchased    per Share       or Programs       amount in thousands)
--------------------------------------------------------------------------------------
April 1-30, 2007       -         $  -               -                   $4,956
May 1-31, 2007       64,750       17.25           64,750                 3,839
June 1-30, 2007       5,000       17.45            5,000                 3,751
                  ----------------------------------------
     Totals          69,750      $ 17.26          69,750
                  ----------------------------------------

                  The stock repurchase plan was announced June 16, 2006. Total dollar amount approved: $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime.

Item 3.           Defaults upon Senior Securities
-------           -------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

     a) On April 26, 2007, the Corporation held its annual meeting of shareholders.
     b) At the annual meeting, the following individuals were elected to a three-year term expiring in 2010:
          a.   Joyce Claflin Harrell
          b.   Charles R. Royal, Jr.
          c.   Harry F. McNaught, Jr.

          The following individual's terms as directors continued after the meeting:

              Mark D. Bradford
              James D. Bremner
              Bradford J. Bomba, Jr.
              Timothy D. Ellis
              Paul W. Mobley

     c) At the annual meeting, the first item was the election of three directors. The vote tabulation for the election of Joyce Claflin Harrell was 5,729,590 "for" and 14,979 withheld; the vote tabulation for Charles R. Royal, Jr. was 5,607,056 "for", 220 "no" and 137,512 withheld; and the vote tabulation for Harry F. McNaught, Jr. was 5,727,665 "for" and 16,904 withheld.

          The second item was the ratification of BKD, LLP, Certified Public Accountants, as the Corporation's independent auditors for fiscal year ending December 31, 2007. This matter was approved by a vote of 5,301,673 shares "for", 7,474 shares "against", and 434,651 shares abstained.

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

10(viii) Monroe Bancorp Directors' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First and Second Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

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

10(xxiii)           Sixth Amendment to the Monroe Bancorp Thrift Plan as Amended
                    and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 8, 2007.

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

                                         MONROE BANCORP

         Date: August 7, 2007            By:  /s/ Mark D. Bradford
               --------------                ----------------------------------
                                             Mark D. Bradford, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

         Date: August 7, 2007            By: /s/ Gordon M. Dyott
               --------------                ----------------------------------
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

10(viii) Monroe Bancorp Directors' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First and Second Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004.

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

10(xxiii)           Sixth Amendment to the Monroe Bancorp Thrift Plan as Amended
                    and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 8, 2007.

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