Form 10-Q
period 2007-09-30
MONROE BANCORP
filed 2007-11-08
CIK 745456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]          No [X]

Outstanding Shares of Common Stock on October 31, 2007: 6,227,550

                         MONROE BANCORP AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX
                                                                        Page No.
                                                                        --------

Part I. Financial Information:


   Item 1.  Financial Statements:

                Consolidated Condensed Balance Sheets ........................3

                Consolidated Condensed Statements of Income - Nine Months ....4

                Consolidated Condensed Statements of Income - Three Months....5

                Consolidated Condensed Statement of Shareholders' Equity......6

                Consolidated Condensed Statements of Cash Flows ..............7

                Notes to Consolidated Condensed Financial Statements..........8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......22

   Item 4.  Controls and Procedures..........................................23

Part II. Other Information:

   Item 1.  Legal Proceedings................................................24

   Item 1A. Risk Factors.....................................................24

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......24

   Item 3.  Defaults Upon Senior Securities .................................24

   Item 4.  Submission of Matters to a Vote of Security Holders..............24

   Item 5.  Other Information................................................24

   Item 6.  Exhibits.........................................................25

Signatures...................................................................27

Exhibit Index................................................................28

     Part I. Financial Information

     Item 1. Financial Statements

                         MONROE BANCORP AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                 September 30, December 31,
                                                                                     2007         2006
                                                                                  (Unaudited)
                                                                                 ------------- ------------
Assets
     Cash and due from banks..................................................... $   12,847   $   24,415
     Federal funds sold..........................................................     10,149        5,803
     Interest-earning deposits...................................................      2,224        3,328
                                                                                  ----------   ----------
          Total cash and cash equivalents                                             25,220       33,546

     Trading securities, at fair value...........................................      3,665        3,557
     Investment securities:
         Available for sale......................................................    121,326      115,040
         Held to maturity........................................................      1,007        1,653
                                                                                  ----------   ----------
            Total investment securities..........................................    122,333      116,693

     Loans.......................................................................    563,029      556,918
     Allowance for loan losses...................................................     (6,147)      (6,144)
                                                                                  ----------   ----------
         Net loans................................................................   556,882      550,774
     Loans held for sale.........................................................      1,875        2,545
     Premises and equipment......................................................     18,343       15,411
     Federal Home Loan Bank of Indianapolis stock, at cost.......................      2,312        2,312
     Other assets................................................................     24,156       23,355
                                                                                  ----------   ----------

                    Total assets................................................. $  754,786   $  748,193
                                                                                  ==========   ==========

Liabilities
     Deposits:
         Noninterest-bearing..................................................... $   77,874   $   79,783
         Interest-bearing........................................................    533,630      509,545
                                                                                  ----------   ----------
            Total deposits.......................................................    611,504      589,328

     Borrowings..................................................................     80,628       98,079
     Other liabilities...........................................................      9,732        7,281
                                                                                  ----------   ----------
                    Total liabilities............................................    701,864      694,688

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
        Authorized, 18,000,000 shares
        Issued and outstanding - 6,227,550 and 6,515,342 shares, respectively            137          137
     Additional paid-in capital..................................................      4,320        9,284
     Retained earnings...........................................................     49,080       45,136
     Accumulated other comprehensive loss........................................       (381)        (818)
     Unearned ESOT shares........................................................       (234)        (234)
                                                                                  ----------   ----------
                    Total shareholders' equity...................................     52,922       53,505
                                                                                  ----------   ----------
                    Total liabilities and shareholders' equity................... $  754,786   $  748,193
                                                                                  ==========   ==========

     See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                            -----------------------
                                                                                               2007         2006
                                                                                            ---------    ----------
Interest Income
     Loans, including fees................................................................. $  31,779    $   28,878
     Trading securities....................................................................        79            65
     Investment securities
         Taxable...........................................................................     2,997         2,634
         Tax exempt........................................................................       917           724
     Federal funds sold....................................................................       481           340
     Other interest income.................................................................        80            80
                                                                                            ---------    ----------
                    Total interest income..................................................    36,333        32,721
                                                                                            ---------    ----------

Interest Expense
     Deposits..............................................................................    16,125        12,884
     Short-term borrowings.................................................................     1,835         1,789
     Other borrowings......................................................................     1,085         1,140
                                                                                            ---------    ----------
                    Total interest expense.................................................    19,045        15,813
                                                                                            ---------    ----------
                    Net interest income....................................................    17,288        16,908
     Provision for loan losses.............................................................       885           900
                                                                                            ---------    ----------
                    Net interest income after provision for loan losses....................    16,403        16,008
                                                                                            ---------    ----------

Noninterest Income
     Fiduciary activities..................................................................     1,639         1,248
     Service charges on deposit accounts...................................................     2,715         2,747
     Commission income.....................................................................       681           598
     Securities gains .....................................................................        44           112
     Unrealized gains on trading securities................................................       170            52
     Net gains on loans sales..............................................................       670           812
     Debit card interchange fees...........................................................       695           575
     Other operating income................................................................     1,169           973
                                                                                            ---------    ----------
                    Total other income.....................................................     7,783         7,117
                                                                                            ---------    ----------

Noninterest Expenses
     Salaries and employee benefits........................................................     9,274         8,863
     Net occupancy and equipment expense...................................................     2,335         2,345
     Advertising...........................................................................       536           607
     Legal fees............................................................................       357           229
     Appreciation in directors' and executives'
         deferred compensation plans.......................................................       290           166
     Other operating expense...............................................................     2,850         2,575
                                                                                            ---------    ----------
                    Total other expenses...................................................    15,642        14,785
                                                                                            ---------    ----------

                    Income before income tax...............................................     8,544         8,340
                    Income tax expense.....................................................     2,344         2,573
                                                                                            ---------    ----------
                                   Net income.............................................. $   6,200    $    5,767
                                                                                            =========    ==========

     Basic earnings per share.............................................................. $   0.981    $    0.874
     Diluted earnings per share............................................................ $   0.977    $    0.871
     Dividends declared and paid per share.................................................      0.36          0.36

     See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                            ----------------------
                                                                                               2007         2006
                                                                                            ---------    ---------
Interest Income
     Loans, including fees................................................................. $  10,614    $  10,191
     Trading securities....................................................................        25           23
     Investment securities
         Taxable...........................................................................     1,038          922
         Tax exempt........................................................................       316          265
     Federal funds sold....................................................................       219          155
     Other interest income.................................................................        20           34
                                                                                            ---------    ---------
                    Total interest income..................................................    12,232       11,590
                                                                                            ---------    ---------

Interest Expense
     Deposits..............................................................................     5,622        4,763
     Short-term borrowings.................................................................       523          657
     Other borrowings......................................................................       383          376
                                                                                            ---------    ---------
                    Total interest expense.................................................     6,528        5,796
                                                                                            ---------    ---------
                    Net interest income....................................................     5,704        5,794
     Provision for loan losses.............................................................       345          300
                                                                                            ---------    ---------
                    Net interest income after provision for loan losses....................     5,359        5,494
                                                                                            ---------    ---------

Noninterest Income
     Fiduciary activities..................................................................       617          435
     Service charges on deposit accounts...................................................       917          901
     Commission income.....................................................................       210          182
     Securities gains......................................................................         2           60
     Unrealized gains on trading securities................................................        55           65
     Net gains on loans sales..............................................................       231          332
     Debit card interchange fees...........................................................       243          195
     Other operating income................................................................       376          327
                                                                                            ---------    ---------
                    Total other income.....................................................     2,651        2,497
                                                                                            ---------    ---------

Noninterest Expenses
     Salaries and employee benefits........................................................     3,086        2,995
     Net occupancy and equipment expense...................................................       799          786
     Advertising...........................................................................       149          184
     Legal fees............................................................................        85          102
     Appreciation in directors' and executives'
         deferred compensation plans.......................................................        78           85
     Other operating expense...............................................................     1,086          859
                                                                                            ---------    ---------
                    Total other expenses...................................................     5,283        5,011
                                                                                            ---------    ---------

                    Income before income tax...............................................     2,727        2,980
                    Income tax expense.....................................................       729          927
                                                                                            ---------    ---------
                                   Net income.............................................. $   1,998    $   2,053
                                                                                            =========    =========

     Basic earnings per share.............................................................. $   0.321    $   0.312
     Diluted earnings per share............................................................ $   0.319    $   0.311
     Dividends declared and paid per share.................................................      0.12         0.12

     See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                           For the Nine Months Ended
                               September 30, 2007
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                                              Unearned
                                        Common Stock                                          Accumulated     Employee
                                    --------------------  Additional                             Other         Stock
                                       Shares               Paid in  Comprehensive Retained  Comprehensive   Ownership
                                    Outstanding   Amount    Capital      Income    Earnings      Loss       Trust Shares   Total
                                    ---------------------------------------------------------------------------------------------
Balances January 1, 2007.........    6,515,342    $  137  $   9,284                $ 45,136     $   (818)     $   (234)  $ 53,505

Comprehensive Income:
Net income for the period........                                       $  6,200      6,200                                 6,200
Other comprehensive income
   -unrealized gain on securities                                            437                     437                      437
ESOT shares earned...............                                48                                                            48
Stock option compensation
  expense........................                                49                                                            49
Repurchase of stock, at cost.....     (287,792)              (5,061)                                                       (5,061)
Cash dividend ($0.36 per share)                                                      (2,256)                               (2,256)
                                    ---------------------------------------------------------------------------------------------

Balances September 30, 2007......    6,227,550    $  137   $  4,320     $  6,637   $ 49,080     $   (381)     $   (234)  $ 52,922
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

                         MONROE BANCORP AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   ---------------------
                                                                                      2007        2006
                                                                                   ---------   ---------
Operating Activities
      Net income.................................................................. $   6,200   $   5,767
      Adjustments to reconcile net income to net cash provided
           by operating activities:
          Provision for loan losses...............................................       885         900
          Depreciation and amortization...........................................       814         853
          Deferred income tax.....................................................       106        (259)
          Investment securities amortization, net.................................       (34)         45
          Securities gain.........................................................       (44)       (111)
          Origination of loans held for sale......................................   (46,410)    (61,564)
          Proceeds from sale of loans held for sale...............................    47,750      60,191
          Gain on sale of loans held for sale.....................................      (670)       (804)
          Gain on sale of land....................................................       (81)         --
          ESOT compensation.......................................................        48          31
          Stock-based compensation expense........................................        49          49
          Net change in:
              Trading securities..................................................       (65)         49
              Interest receivable and other assets................................    (1,133)     (3,267)
              Interest payable and other liabilities..............................       888      (1,687)
                                                                                   ---------   ---------
                    Net cash provided by operating activities.....................     8,303         193
                                                                                   ---------   ---------

Investing Activities
      Purchase of securities available for sale...................................   (36,122)    (32,252)
      Proceeds from sales of securities available for sale........................       250       1,990
      Proceeds from paydowns and maturities of securities available for sale......    31,847      30,132
      Proceeds from paydowns and maturities of securities held to maturity........       646         301
      Purchase of FHLB stock......................................................        --         154
      Net change in loans.........................................................    (6,993)    (28,737)
      Purchase of premises and equipment..........................................    (3,665)     (2,732)
                                                                                   ---------   ---------
                    Net cash used by investing activities.........................   (14,037)    (31,144)
                                                                                   ---------   ---------

Financing Activities
      Net change in:
          Noninterest-bearing, interest-bearing demand and savings deposits.......   (15,133)     11,137
          Certificates of deposit.................................................    37,310     (21,211)
          Borrowings..............................................................   (21,526)     34,862
      Proceeds from Federal Home Loan Bank advances...............................        --       1,765
      Repayments of Federal Home Loan Bank advances...............................    (1,081)    (11,047)
      Cash dividends paid.........................................................    (2,256)     (2,371)
      Proceeds from trust preferred debentures....................................     5,155          --
      Stock options exercised.....................................................        --          51
      Repurchase of common stock..................................................    (5,061)     (1,651)
                                                                                   ---------   ---------
                    Net cash provided/used by financing activities................    (2,592)     11,535
                                                                                   ---------   ---------
Net Change in Cash and Cash Equivalents...........................................    (8,326)    (19,416)

Cash and Cash Equivalents, Beginning of Period....................................    33,546      36,600
                                                                                   ---------   ---------

Cash and Cash Equivalents, End of Period.......................................... $  25,220   $  17,184
                                                                                   =========   =========

Supplemental cash flow disclosures
      Interest paid............................................................... $  18,324   $  15,663
      Income tax paid.............................................................     2,410       2,632

See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2007
                                  (Unaudited)

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

The interim consolidated condensed financial statements at September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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


Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                                                              Nine months ended
                                                                        ----------------------------
                                                                        Sept 30, 2007  Sept 30, 2006
                                                                        -------------  -------------
                  Net income (in thousands)...........................  $      6,200   $      5,767
                                                                        =============  =============
                  Weighted average shares outstanding.................     6,340,552      6,627,189
                  Average unearned ESOT shares........................       (18,700)       (29,012)
                                                                        -------------  -------------
                  Shares used to compute basic earnings
                      per share.......................................     6,321,852      6,598,177
                  Effect of dilutive securities- stock options........        26,620         21,640
                                                                        -------------  -------------
                  Shares used to compute diluted earnings
                      per share.......................................     6,348,472      6,619,817
                                                                        =============  =============

                  Earnings per share, basic...........................  $      0.981   $      0.874
                  Earnings per share, diluted.........................  $      0.977   $      0.871

Options to purchase 210,000 shares of common stock at $22 per share were outstanding at September 30, 2007, and options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at

$22 per share were outstanding at September 30, 2006, but were not included in the computation of diluted earnings per share for the nine months ended September 30, 2007 and 2006, respectively because the options' exercise price was greater than the average market price of the common shares.

                                                                             Three months ended
                                                                        ----------------------------
                                                                        Sept 30, 2007  Sept 30, 2006
                                                                        -------------  -------------
                  Net income (in thousands)...........................  $      1,998   $      2,053
                                                                        =============  =============
                  Weighted average shares outstanding.................     6,245,089      6,601,885
                  Average unearned ESOT shares........................       (16,300)       (27,088)
                                                                        -------------  -------------
                  Shares used to compute basic earnings
                     per share........................................     6,228,789      6,574,797
                  Effect of dilutive securities- stock options........        27,921         23,432
                                                                        -------------  -------------
                  Shares used to compute diluted earnings
                     per share........................................     6,256,710      6,598,229
                                                                        =============  =============

                  Earnings per share, basic...........................  $      0.321    $     0.312
                  Earnings per share, diluted.........................  $      0.319    $     0.311

Options to purchase 210,000 shares of common stock at $22 per share were outstanding at September 30, 2007, and options to purchase 30,000 shares of common stock at $16 per share and 210,000 shares of common stock at $22 per share were outstanding at September 30, 2006, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively because the options' exercise price was greater than the average market price of the common shares.

Note 3: Change in Accounting Principle
--------------------------------------
The Company adopted the provisions of the Financial Accounting Standards Board
(FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

Note 4: Reclassifications
-------------------------
Reclassifications of certain amounts in the 2006 consolidated condensed financial statements have been made to conform to the 2007 presentation.

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

The Bank is a traditional community bank, which provides a variety of financial services to its customers, including:

o   accepting deposits;
o   making commercial, mortgage and personal loans;
o originating residential mortgage loans that are generally sold into the secondary market;
o   providing personal and corporate trust services;
o   providing investment advisory and brokerage services; and
o   providing annuities and other investment products.

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

o In the "Noninterest Income / Noninterest Expense" section of this document, we report noninterest income and noninterest expense without the effect of unrealized gains and losses on securities in a grantor trust ("rabbi trust") which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses and capital gain dividends on trading securities (mutual funds) held in a grantor trust ("rabbi trust") in connection with the Company's Directors' and Executives' Deferred Compensation

    Plans. These securities are held as trading securities, and hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend, interest and capital gain dividend income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest, dividends and capital gain dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on pages 4 and 5 of the consolidated financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year noninterest income and noninterest expense can be made if the rabbi trust realized and unrealized gains, losses, capital gain dividends and offsetting appreciation (depreciation) on the deferred compensation plans and trustee fees are removed.

Results of Operations
---------------------

Overview
--------
Net income for the third quarter of 2007 was $1,998,000, a 2.7 percent decrease from net income of $2,053,000 for the same quarter last year. Basic earnings per share for the third quarter of 2007 were $0.321, up 2.9 percent from $0.312 per share for the third quarter of 2006. Diluted earnings per share for the third quarter of 2007 were $0.319, up 2.6 percent from $0.311 per share for the third quarter of 2006. Annualized return on average equity (ROE) for the third quarter of 2007 decreased to 15.27 percent compared to 15.62 percent for third quarter of 2006. The annualized return on average assets (ROA) was 1.05 percent for the third quarter of 2007 compared to 1.11 percent for the same period of 2006.

Net income for the first nine months of 2007 was $6,200,000, a 7.5 percent increase from net income of $5,767,000 for the same period last year. Basic earnings per share for the first nine months of 2007 were $0.981, up 12.2 percent from $0.874 per share for the same period of 2006. Diluted earnings per share for the first nine months of 2007 were $0.977, up 12.2 percent from $0.871 per share for the same period of 2006. Annualized ROE for the nine months ended September 30, 2007 increased to 15.80 percent compared to 14.91 percent for the first nine months of 2006. The annualized ROA was 1.11 percent for the nine months ended September 30, 2007 compared to 1.06 percent for the first nine months of 2006.

Net interest income for the third quarter of 2007, after the provision for loan losses, decreased $135,000, or 2.5 percent from the third quarter of 2006. Net interest income after the provision for loan losses for the nine months ended September 30, 2007 increased by $395,000 or 2.5 percent over the same period in 2006.

The following items affected third quarter and year-to-date results:

o Trust Fee Income - Trust fees grew $182,000 or 41.8 percent to $617,000 for the three months ended September 30, 2007 compared to $435,000 for the same period of 2006. For the nine months ended September 30, 2007, trust fees grew $391,000 or 31.3 percent to $1,639,000 compared to $1,248,000 for the same period in 2006. The increase in trust fees was driven by growth in trust assets under management and, in smaller measure, to a fee increase. Trust assets under management reached $348,653,000 at September 30, 2007, growing 28.3 percent, or $76,887,000 over the $271,766,000 at December 31, 2006 and by 33.7 percent, or $87,805,000 over the September 30, 2006 total of $260,848,000. The Bank added an experienced trust officer in late 2006 that has contributed significantly to the growth pattern this year. Management does not anticipate that trust assets will sustain this rate of growth on an ongoing basis.

o Sale of Brownsburg Land - The Company realized an $81,000 gain on the sale of a small parcel of land for a road-widening project during the first quarter of 2007. The sale of the land, which was in front of the Company's Brownsburg Banking Center, will have no impact on its operation and minimal impact on its overall appearance.

o Stock Buyback Activity, Funded With Trust Preferred Stock The Company repurchased 56,042 shares of its common stock during the third quarter at an average price including commission of $17.40, and has purchased a total of 417,792 shares at a total cost of $7,224,000 since the program was announced in June

    2006. The Company's repurchase activity was funded with proceeds from trust preferred subordinated debentures and other debt. As of September 30, 2007 the Company had issued a total of $8,248,000 of trust preferred subordinated debentures at an average cost of 6.76 percent. No additional trust preferred shares were issued during the three months ended September 30, 2007.

o Formation of a Real Estate Investment Trust - The Bank formed a Real Estate Investment Trust (REIT) involving approximately $80,000,000 of its existing commercial real estate loans during the fourth quarter of 2006. The net tax savings generated by the REIT increased the Company's net income by $74,000 during the third quarter of 2007 and $195,000 for the nine months ended September 30, 2007.

o Loan Related Legal Expense - loan related legal expense for the third quarter of 2007 was $31,000, which was $41,000 or 56.9 percent less than during the third quarter of 2006. For the nine months ended September 30, 2007, loan related legal expense was $231,000, which was $81,000 or 54.0 percent higher than the same period in 2006. Most of the increase is related to a case that has recently been favorably resolved. Management is exploring options to recover amounts attributable to certain loans that were charged-off or written down in earlier periods related to this case.

A primary management focus is to accelerate loan growth while maintaining or improving credit quality. Loans, including loans held for sale, at September 30, 2007 totaled $564,904,000 compared to $555,990,000 at September 30, 2006. The
$8,914,000 or 1.6 percent increase in loans is well below the $44,238,000 or 8.6 percent growth in loans that took place between September 30, 2005 and September 30, 2006. The reduction in the Company's loan growth rate is the result of several factors including a general slowdown in commercial real estate development and new loan activity being largely offset by loans being paid off or refinanced elsewhere. The reduction in the rate of loan growth, if it continues, could have an adverse affect on the growth of net interest income.

Management is pleased with the progress of the full-service Brownsburg banking center in Hendricks County, which was opened January 2006. Average deposits for the quarter ended September 30, 2007 were $49,706,000 compared to $39,168,000 for the quarter ended September 30, 2006. The Company plans to open three more full-service banking centers over the next twelve months. On May 30, 2007, the Company broke ground for two new full-service banking centers which will replace limited service offices in Avon and Plainfield, two high growth communities in Hendricks County, West of Indianapolis. The Plainfield center is slated to open on December 10, 2007 and the Avon center in January of 2008. The third center will be located in Noblesville, a high growth community located in Hamilton County, north of Indianapolis. The Noblesville banking center is expected to open during the summer of 2008.

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

                                                                          Average Balance Sheets and Interest Rates
                                                        ----------------------------------------------------------------------------
                                                         Nine Months Ended September 30, 2007   Nine Months Ended September 30, 2006
                                                        -------------------------------------   ------------------------------------
                                                          Average                Average Rate    Average                Average Rate
                             ASSETS                       Balance     Interest   (annualized)    Balance     Interest   (annualized)
                                                        ----------   ----------  ------------  ----------   ----------  ------------
Interest earning assets
   Securities
      Taxable.......................................... $   86,919   $    2,998       4.61%    $   87,794   $   2,607        3.97%
      Tax-exempt (1)...................................     34,984        1,389       5.31%        29,258       1,097        5.01%
                                                        ----------   ----------                ----------   ---------
          Total securities.............................    121,903        4,387       4.81%       117,052       3,704        4.23%


   Loans (2)...........................................    561,184       31,791       7.57%       546,309      28,927        7.08%
   FHLB Stock..........................................      2,312           78       4.51%         2,500          92        4.92%
   Federal funds sold..................................     11,661          481       5.51%         8,643         340        5.26%
   Interest-earning deposits...........................      2,888          111       5.13%         3,424         113        4.41%
                                                        ----------   ----------                ----------   ---------
           Total interest earning assets...............    699,948       36,848       7.04%       677,928      33,177        6.54%
                                                        ----------   ----------                ----------   ---------


Noninterest earning assets
  Allowance for loan losses............................     (6,348)                                (5,780)
   Premises and equipment & other assets...............     40,893                                 36,474
   Cash and due from banks.............................     14,521                                 16,508
                                                        ----------                             ----------
          Total assets................................. $  749,014                             $  725,130
                                                        ==========                             ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Total interest-bearing deposits..................... $  528,588       16,125       4.08%    $  500,308      12,884        3.44%
   Borrowed funds......................................     81,017        2,920       4.82%        87,641       2,929        4.47%
                                                        ----------   ----------                ----------   ---------
      Total interest-bearing liabilities...............    609,605       19,045       4.18%       587,949      15,813        3.60%
                                                        ----------   ----------                ----------   ---------




Noninterest-bearing liabilities
   Noninterest-bearing demand deposits.................     78,686                                 77,710
   Other liabilities...................................      8,269                                  7,773
   Shareholders' equity................................     52,454                                 51,698
                                                        ----------                             ----------
           Total liabilities and shareholders' equity.. $  749,014                             $  725,130
                                                        ==========                             ==========


Interest margin recap
Net interest income and interest rate spread
   Tax-equivalent net interest income margin...........                  17,803       2.86%                    17,364        2.94%
   Tax-equivalent net interest margin as a percent of

      total average earning assets.....................                               3.40%                                  3.42%
Tax-equivalent adjustment (1)..........................                     515                                   456
                                                                     ----------                             ---------

          Net interest income..........................              $   17,288                             $  16,908
                                                                     ==========                             =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                         Average Balance Sheets and Interest Rates
                                                        ----------------------------------------------------------------------------
                                                        Three Months Ended September 30, 2007  Three Months Ended September 30, 2006
                                                        -------------------------------------  -------------------------------------
                                                          Average                Average Rate    Average                Average Rate
                             ASSETS                       Balance     Interest   (annualized)    Balance     Interest   (annualized)
                                                        ----------   ----------  ------------  ----------   ----------  ------------
Interest earning assets
   Securities
      Taxable.......................................... $   87,336    $   1,038       4.72%    $   86,758   $     917        4.19%
      Tax-exempt (1)...................................     35,712          479       5.32%        30,754         402        5.19%
                                                        ----------   ----------                ----------   ---------
          Total securities.............................    123,048        1,517       4.89%       117,512       1,319        4.45%


   Loans (2)...........................................    560,590       10,619       7.51%       552,915      10,207        7.32%
   FHLB Stock..........................................      2,312           26       4.46%         2,413          27        4.44%
   Federal funds sold..................................     15,837          219       5.49%        12,119         155        5.07%
   Interest-earning deposits...........................      1,894           27       5.70%         4,166          44        4.19%
                                                        ----------   ----------                ----------   ---------
           Total interest earning assets...............    703,681       12,408       7.00%       689,125      11,752        6.77%
                                                        ----------   ----------                ----------   ---------


Noninterest earning assets
  Allowance for loan losses............................     (6,432)                                (5,948)
   Premises and equipment & other assets...............     42,710                                 37,443
   Cash and due from banks.............................     14,318                                 16,294
                                                        ----------                             ----------
          Total assets................................. $  754,277                             $  736,914
                                                        ==========                             ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Total interest-bearing deposits.....................  $ 538,614        5,622       4.14%    $  511,648       4,763        3.69%
   Borrowed funds......................................     75,409          906       4.77%        86,630       1,033        4.73%
                                                        ----------   ----------                ----------   ---------
      Total interest-bearing liabilities...............    614,023        6,528       4.22%       598,278       5,796        3.84%
                                                        ----------   ----------                ----------   ---------




Noninterest-bearing liabilities
   Noninterest-bearing demand deposits.................     80,001                                 78,512
   Other liabilities...................................      8,367                                  7,985
   Shareholders' equity................................     51,886                                 52,139
                                                        ----------                             ----------
           Total liabilities and shareholders' equity..  $ 754,277                             $  736,914
                                                        ==========                             ==========


Interest margin recap
Net interest income and interest rate spread
   Tax-equivalent net interest income margin...........              $    5,880       2.78%                 $   5,956        2.92%
   Tax-equivalent net interest margin as a percent of
      total average earning assets.....................                               3.31%                                  3.43%
Tax-equivalent adjustment (1)..........................                     176                                   162
                                                                     ----------                             ---------

          Net interest income..........................              $    5,704                             $   5,794
                                                                     ==========                             =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earnings assets was 3.30 percent for the first nine months of 2007 down from 3.33 percent for the same period last year. Adjusting for tax exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section above, the tax-equivalent net interest margin as a percent of average earning assets was 3.40 percent for the first nine months of 2007, down from 3.42 percent for the same period last year. Overall increases in rates on interest bearing assets compared to increases in rates on interest bearing liabilities were not evenly matched.

The net interest margin as a percent of average earnings assets was 3.22 percent for the quarter ended September 30, 2007, down from 3.34 percent for the same quarter last year. Adjusting for tax exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section above, the tax-equivalent net interest margin as a percent of average earning assets was 3.31 percent for the quarter ended September 30, 2007, down from 3.43 percent for the same quarter last year. The tax-equivalent net interest margin for the third quarter of 2007 was reduced by approximately seven basis points due to the impact of loans being placed on non-accrual during the quarter.

Net interest income was $17,288,000 for the nine months ended September 30, 2007 compared to $16,908,000 for the same period in 2006, an increase of 2.2 percent. Adjusting for tax exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section above, tax-equivalent net interest income was $17,803,000 for the nine months ended September 30, 2007 compared to $17,364,000 for the same period in 2006, an increase of 2.5 percent.

Net interest income was $5,704,000 for the three months ended September 30, 2007 compared to $5,794,000 for the same period in 2006, a decrease of 1.6 percent. Adjusting for tax exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section above, tax-equivalent net interest income was $5,880,000 for the three months ended September 30, 2007 compared to $5,956,000 for the same period in 2006, a decrease of 1.3 percent.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the third quarter of 2007 was $2,651,000 compared to $2,497,000 for the same period in 2006. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section (page 10 and 11), total noninterest income for the third quarter of 2007 was $2,594,000, a $162,000 or 6.7 percent increase from $2,432,000 for the same period in 2006.

Significant changes in noninterest income occurred primarily in the following areas:

o Trust fee income totaled $617,000 for the third quarter of 2007 compared to $435,000 for the third quarter of 2006, an increase of $182,000 or 41.8 percent. The increase in trust fees was driven by growth in trust assets under management and, in smaller measure, to a fee increase. Management does not anticipate that trust fee income will sustain this rate of growth on an ongoing basis.
o Debit card interchange fees were $243,000 for the third quarter of 2007 compared to $195,000 for the same period in 2006, an increase of $48,000 or
    24.6 percent due to an increase in debit card usage.
o Commission income was $210,000 for the third quarter of 2007 compared to $182,000 for the same period in 2006, an increase of $28,000 or 15.4 percent. This growth was attributed to a $25,000, or 28.3 percent increase in branch-based annuity and mutual fund sales, personnel changes, improved sales efforts and progress being made in the transition from a transaction based commission business into one that is management fee based.

Total noninterest income for the first nine months of 2007 was $7,783,000 compared to $7,117,000 for the same period in 2006. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section above, total noninterest income for the nine months ended September 30, 2007 was $7,561,000, a $555,000 or 7.9 percent increase from $7,006,000 for the same period in 2006.

Significant changes in noninterest income occurred primarily in the following areas:

o Trust fee income totaled $1,639,000 for the first nine months of 2007 compared to $1,248,000 for the same period of 2006, an increase of $391,000 or 31.3 percent. The increase in trust fees was driven by growth in trust assets under management and, in smaller measure, to a fee increase. Management does not anticipate that trust fee income will sustain this rate of growth on an ongoing basis.
o Debit card interchange fees were $695,000 for the first nine months of 2007 compared to $575,000 for the same period in 2006, an increase of $120,000 or
    20.9 percent due to an increase in debit card usage.
o Commission income was $681,000 for the first nine months of 2007 compared to $598,000 for the same period in 2006, an increase of $83,000 or 13.9 percent. This growth was attributed to a $103,000, or 33.5 percent increase in branch-based annuity and mutual fund sales, personnel changes, improved sales efforts and progress being made in the transition from a transaction based commission business into one that is management fee based. This was partially offset by a decrease of $20,000 in full-service brokerage fees.

For the quarter ended September 30, 2007, total noninterest expense was $5,283,000 compared to $5,011,000 for the same period in 2006. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, total noninterest expense for the third quarter of 2007 was $5,201,000, a $278,000 or 5.6 percent increase from $4,923,000 for the same period in 2006.

Significant changes in noninterest expense occurred in the following areas:

o Salary and employee benefits increased by $91,000 or 3.0 percent during the third quarter of 2007 compared to the same period in 2006. The increase was primarily due to annual raises with the remainder being the result of growth in the number of employees.
o Outside services, loan origination & collection, and business development expense increased $89,000 or 22.5 percent during the third quarter of 2007 compared to the same period in 2006, primarily due to increased legal and audit related expenses.

For the nine months ended September 30, 2007, total noninterest expense was $15,642,000 compared to $14,785,000 for the same period in 2006. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, total noninterest expense for the third quarter of 2007 was $15,341,000, a $732,000 or 5.0 percent increase from $14,609,000 for the same period in 2006.

Significant changes in noninterest expense occurred in the following areas:

o Salary and employee benefits increased by $411,000 or 4.6 percent during the first nine months of 2007 compared to the same period in 2006. This increase was primarily the result of annual raises with the remainder being the result of growth in the number of employees.
o Outside services, loan origination & collection, and business development expense increased $256,000 or 23.4 percent during the first nine months of 2007 compared to the same period in 2006, primarily due to increased legal and audit related expenses.

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

The Company's effective tax rate was 27.4 percent for the nine months ended September 30, 2007 compared to 30.9 percent for the same period in 2006. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a higher percentage of total income in the first, second and third quarters of 2007 and because of the impact of a REIT established during the fourth quarter of 2006.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at September 30, 2007 were $754,786,000 an increase of 0.9 percent or $6,593,000 compared to $748,193,000 at December 31, 2006.
Loans (including loans held for sale) grew to $564,904,000 at September 30, 2007 compared to $559,463,000 at December 31, 2006, an increase of 1.0 percent. Total cash and cash equivalents decreased to $25,220,000 at September 30, 2007 compared to $33,546,000 at December 31, 2006, a decrease of 24.8 percent. Total cash and cash equivalents at September 30, 2007 were lower than normal as indicated by the fact that the average total cash and cash equivalents for the quarter ended September 30, 2007 were $32,049,000 compared to an average of $31,018,000 for the quarter ended December 31, 2006. Deposits increased to $611,504,000 at September 30, 2007 compared to $589,328,000 at December 31,
2006, an increase of $22,176,000 or 3.8 percent. Borrowings decreased to $80,628,000 at September 30, 2007 compared to $98,079,000 at December 31, 2006, a 17.8 percent decrease. At September 30, 2007, the total amount of trust preferred subordinated debentures outstanding was $8,248,000, compared to $3,093,000 at September 30, 2006.

Capital
-------
Shareholders' equity decreased by $583,000 at September 30, 2007 compared to December 31, 2006. This decrease was a result of year-to-date net income of $6,200,000, ESOP shares earned of $48,000, option expense of $49,000, and other comprehensive income, consisting of the increase in net unrecognized gain in the Company's available-for-sale securities portfolio of $437,000, offset by stock repurchased of $5,061,000, and dividends paid of $2,256,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2007 and December 31, 2006, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since September 30, 2007 that management believes have changed the Company or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                                  Required for            To Be Well
                                                              Actual          Adequate Capital (1)      Capitalized (1)
                                                       -------------------------------------------------------------------
                                                          Amount    Ratio      Amount      Ratio       Amount      Ratio
                                                       -------------------------------------------------------------------
As of September 30, 2007
------------------------
Total capital (1) (to risk-weighted assets)
    Consolidated...................................    $   67,646  11.67 %  $   45,735      8.00 %         N/A       N/A
    Bank............................................       67,250  11.67        45,454      8.00    $   56,817     10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated...................................        61,499  10.61        22,868      4.00           N/A       N/A
    Bank............................................       61,103  10.61        22,727      4.00        34,090      6.00
Tier I capital (1) (to average assets)
    Consolidated...................................        61,499   8.15        30,171      4.00           N/A       N/A
    Bank............................................       61,103   8.14        30,014      4.00        37,517      5.00

As of December 31, 2006
-----------------------
Total capital (1) (to risk-weighted assets)
    Consolidated...................................    $   63,513  11.08 %  $   45,838      8.00 %         N/A       N/A
    Bank............................................       64,127  11.26        45,568      8.00    $   56,960     10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated...................................        57,369  10.01        22,919      4.00           N/A       N/A
    Bank............................................       57,983  10.18        22,784      4.00        34,176      6.00
Tier I capital (1) (to average assets)
    Consolidated...................................        57,369   7.70        29,800      4.00           N/A       N/A
    Bank............................................       57,983   7.82        29,658      4.00        37,073      5.00

(1) As defined by regulatory agencies



Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently maintains a watch list of loans internally to assist management in addressing collection and other risks. These criticized loans maintained on the Bank's internal watch list, represent credits that are potentially weak or have well defined weaknesses that, if not addressed, could jeopardize the ultimate collectability of the loan and interest. As of September 30, 2007, the Bank had $20,900,000 of loans on its internal watch list compared to $10,009,000 at December 31, 2006, a 108.8 percent increase, and $10,098,000 at September 30, 2006, a 107.0 percent increase. The watch list loans are primarily secured by collateral per the following chart:

                               Collateral for Watch List Loans
                                                Quarters Ended
                                   Sep 30, 2007  Dec 31, 2006  Sep 30, 2006
                                   ------------  ------------  ------------
            Business Assets        $  2,620,000  $  2,328,000  $  1,046,000
            Crops & Livestock            15,000       173,000        20,000
            Equipment                    13,000         3,000        63,000
            Financial Assets             24,000        42,000       109,000
            Real Estate              17,910,000     7,292,000     8,672,000
            Unsecured                   299,000       141,000        82,000
            Vehicle (RV or Boat)          7,000         9,000         9,000
            Vehicle (Heavy Truck)        12,000        21,000        97,000

                                   ------------  ------------  ------------
            Total                  $ 20,900,000  $ 10,009,000  $ 10,098,000
                                   ------------  ------------  ------------

A portion of watch list loans are nonaccrual loans. The Bank had nonperforming assets (nonaccrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $5,159,000, or 0.68 percent of total assets at September 30, 2007 compared to $2,497,000 or 0.33 percent of total assets at December 31, 2006, and $2,795,000, or 0.38 percent of total assets at September 30, 2006.

Management believes the growth of nonperforming loans as well as loans listed on the internal watch list reflects the weakness in the housing and residential construction markets. Management also believes that emerging economic conditions could result in further deterioration in this pool of assets resulting in the potential for higher delinquencies, non-performing loans and net charge-offs. Management is devoting significant attention to the resolution of problem or potential problem assets.

The allowance for loan losses was $6,147,000, or 1.09 percent of portfolio loans (excluding loans held for sale) at September 30, 2007 compared to $6,144,000, or
1.10 percent, of portfolio loans at December 31, 2006. Based upon factors including but not limited to an assessment of collateral associated with watch list loans, the payment performance of watch list loans, Management's more aggressive stance towards placing loans on the Bank's internal watch list, local and national economic trends, a more aggressive approach to charging-off watch list loans and loan charge-offs that have already occurred, Management and the Board of Directors feel that the allowance for loan losses was adequate as of September 30, 2007.

During the first nine months of 2007, the Bank had net loan charge-offs totaling $882,000 compared to $391,000 charged-off for the same period in 2006. Past due loans (30 days or more) were 1.16 percent of total loans at September 30, 2007 compared to 0.93 percent of total loans at September 30, 2006. The chart on the following page details the distribution of past due aging for watch list assets:

                                  Past Due Aging for Watch List Assets
                                                        Quarters Ended
                                Sep 30, 2007             Dec 31, 2006              Sep 30, 2006
                           ----------------------   -----------------------   -----------------------
     0-14 Days Past Due    $ 14,083,000     67.4%   $  4,992,000      49.9%   $  4,977,000      49.3%
    15-29 Days Past Due       1,377,000      6.6%        901,000       9.0%        712,000       7.1%
    30-59 Days Past Due         499,000      2.4%        181,000       1.8%        670,000       6.6%
    60-89 Days Past Due         663,000      3.2%      1,880,000      18.8%      1,093,000      10.8%
    90-119 Days Past Due         66,000      0.3%        235,000       2.3%      1,169,000      11.6%
    > 119 Days Past Due       4,212,000     20.2%      1,820,000      18.2%      1,477,000      14.6%
                           ------------    ------   ------------     ------   ------------     ------
    Total                  $ 20,900,000    100.0%   $ 10,009,000     100.0%   $ 10,098,000     100.0%
                           ------------    ------   ------------     ------   ------------     ------

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

Cash Requirements
-----------------
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. The Company's internal Asset/Liability Committee (ALCO) meets regularly to review projected loan demand and discuss appropriate funding sources to adequately manage the Company's gap position and minimize interest rate risk.

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB), to obtain brokered certificates of deposit (CDs) and to borrow on a line of credit. FHLB advances were $18,349,000 at September 30, 2007 compared to $19,430,000 at December 31, 2006. At September 30, 2007, the Company had excess borrowing capacity at the FHLB of $36,120,000 as limited by the Company's board resolution in effect at that date. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity.

Over the past year, the Company has also utilized alternative funding sources. The Company obtained an unsecured line of credit with U.S. Bank during 2006. The maximum amount that can be borrowed is $10,000,000. The line of credit carries a variable interest rate of 1.50 percent over LIBOR and changes monthly. At September 30, 2007, the Company had a zero balance with $10,000,000 available on this line of credit. In July 2005, the Company began using brokered CDs as an alternate source of funding. At September 30, 2007, the Company had $18,756,000 in brokered CDs on its balance sheet, compared to $27,061,000 at December 31, 2006 and $35,101,000 at September 30, 2006. In July 2006, the Company formed Monroe Bancorp Capital Trust I (Trust I). Trust I issued 3,000 shares of Fixed/Floating Rate Capital Securities with a liquidation amount of $3,000,000 in a private placement, and 93 Common Securities with a liquidation amount of $1,000 per Common Security to the Company for $93,000. The aggregate proceeds of $3,093,000 were used by Trust I to purchase $3,093,000 in Fixed/Floating Rate Junior Subordinated Debentures from the Company. In March 2007, the Company formed Monroe Bancorp Statutory Trust II (Trust II). Trust II issued 5,000 shares of Fixed/Floating Rate Capital Securities with a liquidation amount of $5,000,000 in a private placement, and 155 Common Securities with a liquidation amount of $1,000 per Common Security to the Company for $155,000. The aggregate proceeds of $5,155,000 were used by Trust II to purchase $5,155,000 in Fixed/Floating Rate Junior Subordinated Debentures from the Company. The proceeds of these debentures are intended to be used to repurchase Company stock.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to repurchase stock. During the past twelve months, the main source of funding for the holding company has been proceeds from trust preferred debentures. Prior to that, the main source of funding for the holding company was dividends from its subsidiary (the Bank). During the nine months ended September 30, 2007, the Bank declared dividends to the holding company of $3,672,000. As of October 1, 2007, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $13,414,000, versus $10,586,000 at January 1, 2007. As discussed in Note 11 to the Consolidated Financial Statements (page 47 of the 2006 Annual Report to Shareholders) and Item 1 of the December 31, 2006 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 7 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
------------------------
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the nine months ended September 30, 2007, $8,303,000 of cash was provided by operating activities, compared to $193,000 provided during the same period in 2006. The decrease in this area was primarily a result of changes in other assets and other liabilities. During the first nine months of 2007, $14,037,000 was used for investing activities, compared to $31,144,000 in the same period of 2006. The decrease in the use of funds in this category occurred primarily because the Company had a $6,993,000 increase in loans in the first nine months of 2007 compared to a $28,737,000 increase in the same period of 2006. During the first nine months of 2007, $2,592,000 was used by financing activities compared to $11,535,000 of cash provided by financing activities during the same period in 2006. The decrease in this area was primarily a result of a $21,526,000 decrease in borrowings during the first nine months of 2007 compared to a $34,862,000 increase in the same period of 2006. Overall, net cash and cash equivalents decreased $8,326,000 during the nine months ended September 30, 2007 compared to a decrease of $19,416,000 in the same period of 2006.

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

The Company's interest sensitivity position at September 30, 2007 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's September 30, 2007 balance sheet under various rate shocks:


Projected Change in Net Interest Income - September 30, 2007

                               Projected Net Interest           $ Change
                                  Income Over the             in Net Interest              % Change
  Change in Interest Rate       Next Twelve Months                Income                in Net Interest
       (basis points)              (in thousands)             (in thousands)                Income
--------------------------------------------------------------------------------------------------------
            +200                   $   21,958                $      (891)                    (3.90) %
            +100                       22,471                       (378)                    (1.65)
              0                        22,849                          0                         0
            -100                       22,882                         33                      0.14
            -200                       22,668                       (181)                    (0.79)

For comparative purposes, the table on the following page summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2006 balance sheet under various rate shocks:

Projected Change in Net Interest Income - December 31, 2006

                              Projected Net Interest           $ Change
                                 Income Over the             in Net Interest              % Change
  Change in Interest Rate      Next Twelve Months                Income                in Net Interest
       (basis points)             (in thousands)             (in thousands)                Income
--------------------------------------------------------------------------------------------------------
                                   C>
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

The September 30, 2007 table indicates that the Bank's projected net interest income for the next twelve months would decline by 3.9 percent in the event of a sudden and sustained 200 basis point increase in interest rates. This result is largely driven by the Company having more liabilities, primarily deposits that would reprice over the twelve-month horizon, than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock.

Net interest income is projected to decrease modestly (0.79 percent) in the event of an immediate 200 basis point decrease in interest rates. The projected
0.79 percent decrease in net interest income may seem counter intuitive considering the Company has more liabilities than assets repricing over the twelve month horizon. The explanation is found in the fact the Company has deposits that are currently priced below 2.00 percent which could not be repriced to match the 200 basis point drop in market rates. Alternatively, virtually all of the Company's interest earning assets subject to repricing could reprice downward the full 200 basis points.

The forecasts from both time periods indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched over the rate shock ranges between a decrease of 100 basis points and an increase of 200 basis points. The estimated changes in net interest income calculated as of September 30, 2007, are within the approved guidelines established by the Board of Directors.

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

Item 4.           Controls and Procedures
-------           -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of

September 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2007 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  Stock Repurchased During the Third Quarter of 2007
                  --------------------------------------------------

                                                                       (d) Maximum Number
                                                                        (or Approximate
                                                                        Dollar Value) of
                                                 (c) Total Number of    Shares that May
                        (a) Total                Shares Purchased as    Yet Be Purchased
                        Number of   b) Average    Part of Publicly      Under the Plans
                         Shares     Price Paid    Announced Plans      or Programs (dollar
        Period          Purchased   per Share       or Programs        amount in thousands)
-------------------------------------------------------------------------------------------
July 1-31, 2007          30,000     $    17.40        30,000               $   3,229
August 1-31, 2007        26,042          17.39        26,042                   2,776
September 1-30, 2007         --             --            --                   2,776
                      ---------------------------------------
   Totals                56,042     $    17.40        56,042
                      ---------------------------------------


                  The stock repurchase plan was announced June 16, 2006. Total dollar amount approved: $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board recently decided to suspend repurchase activities for the fourth quarter of 2007 and the first quarter of 2008. The Company's most recent stock repurchase transaction took place on August 7, 2007.

Item 3.           Defaults upon Senior Securities
-------           -------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------
                  Not applicable.

Item 5.           Other Information.
-------           ------------------
                  Not applicable.

Item 6.     Exhibits.
-------     ---------

Exhibit No: Description of Exhibit:
----------- -----------------------
3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3 (ii) Monroe Bancorp By-laws as Amended and Restated August 16, 2007, are incorporated by reference to registrant's Form 8-K filed August 22, 2007.

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

                                     MONROE BANCORP

    Date: November 8, 2007           By: /s/ Mark D. Bradford
                                         -------------------------------
                                         Mark D. Bradford, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

    Date: November 8, 2007           By: /s/ Gordon M. Dyott
                                         -------------------------------
                                         Gordon M. Dyott, Exec. Vice President,
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                 Exhibit Index
                                 -------------

Exhibit No: Description of Exhibit:
----------- -----------------------
3 (i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3 (ii) Monroe Bancorp By-laws as Amended and Restated August 16, 2007, are incorporated by reference to registrant's Form 8-K filed August 22, 2007.

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