Form 10-K
period 2007-12-31
MONROE BANCORP
filed 2008-03-13
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007     Commission file number 000-31951

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
                                 --------------

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, No Par Value           NASDAQ Stock Market LLC
--------------------------           ------------------------------------------
(Title of Class)                     (Name on each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:

NONE
--------------------------
(Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                               Accelerated filer [X]
Non-accelerated filer [ ]                         Smaller reporting company [ ]
(Do not check if a smaller
    reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $92,362,000 on June 30, 2007, computed by reference to the closing price as reported by the NASDAQ Global Market system.

As of March 1, 2008 there were 6,227,550 outstanding common shares of common stock, without par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                                        Part of Form 10-K
        Documents                                       Into Which Incorporated
        ---------                                       -----------------------

Portions of the 2007 Annual Report to Shareholders             Part II

Portions of the Definitive Proxy Statement for the
  Annual Meeting of Shareholders to be held April 24, 2008     Part III

FORM 10-K TABLE OF CONTENTS                                                    Form 10-K
                                                                               Page Number
Part I
        Item 1 -   Business.........................................................3

        Item 1A -  Risk Factors....................................................28

        Item 1B -  Unresolved Staff Comments.......................................30

        Item 2 -   Properties......................................................30

        Item 3 -   Legal Proceedings...............................................32

        Item 4 -   Submission of Matters to a Vote of Security Holders.............32

Part II
        Item 5 -   Market for the Registrant's Common Equity,
                      Related Shareholder Matters and Issuer Purchases of Equity
                      Securities...................................................33

        Item 6 -   Selected Financial Data.........................................34

        Item 7 -   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................34

        Item 7A -  Quantitative and Qualitative Disclosures about Market Risk......34

        Item 8 -   Financial Statements and Supplementary Data.....................34

        Item 9 -   Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure..........................34

        Item 9A-   Controls and Procedures.........................................34

        Item 9B -  Other Information...............................................37

Part III
        Item 10 -  Directors, Executive Officers and Corporate Governance..........38

        Item 11 -  Executive Compensation..........................................38

        Item 12 -  Security Ownership of Certain Beneficial
                      Owners and Management and Related Shareholder Matters........39

        Item 13 -  Certain Relationships and Related Transactions, and Director
                      Independence.................................................39

        Item 14 -  Principal Accountant Fees and Services..........................39

Part IV
        Item 15 -  Exhibits and Financial Statement Schedules......................40

Signatures.........................................................................43

                                     PART I

ITEM 1. BUSINESS.

                                    GENERAL
                                    -------

Monroe Bancorp (the "Company") is a one-bank holding company formed as a general corporation under Indiana law in 1984. At December 31, 2007, on a consolidated basis the Company had total assets of $778,080,000, total loans of $584,831,000 and total deposits of $619,717,000. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, headquartered in Bloomington, Indiana, conducts business from 16 locations in Monroe, Hendricks, Jackson and Lawrence counties in Indiana. Approximately 70 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington. However, the Company's anticipated continued development of additional banking business in Hendricks County, and other counties in the greater Indianapolis area, is expected to gradually reduce this concentration.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

As of December 31, 2007, the Bank had 231 full-time equivalent employees.

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

The Company has increased its annual dividend each year for 20 years. Based upon a closing price of $16.00 for the Company's stock on December 31, 2007, the Company's $0.49 dividend per share provided a dividend yield of 3.06 percent. The Company's stock trades on the NASDAQ Global Market under the symbol MROE.

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

The Company focused much of its effort during 2007 in five areas. The first area of focus was loan growth. Total loans at December 31, 2007 were $584,831,000, which was 4.5 percent greater than the December 31, 2006 balance of $559,463,000. The 4.5 percent loan growth experienced in 2007 is lower than the loan growth rate for 2006 (6.5 percent) and 2005 (10.1 percent). The lower growth rate experienced in 2007 resulted from a slowing economy, which reduced loan demand and other factors. Most of the loan growth took place at the Bank's locations in Central Indiana (Hendricks and Hamilton counties). At year-end 2007, the Bank had total loans of $165,720,000 at its Central Indiana locations, up from $146,122,000 at year-end 2006.

The second area of focus during 2007 was managing the deterioration of asset quality resulting from slowing economic activity and stresses in the multi-family residential housing markets. Management's efforts focused on developing methodologies to identify potentially weak credits as early as possible, which enabled a proactive and aggressive approach to managing these credits. Nonetheless, loans 30 days past due increased from $7,022,000 (1.3 percent of total loans) at December 31, 2006 to $10,084,000 (1.7 percent of total loans) at December 31, 2007. Past due loans increased during this period by $3,062,000 or 43.6 percent. During the same period, non-performing loans (non-accrual loans and troubled debt restructuring) increased from $1,712,000 (0.3 percent of total loans) to $6,938,000 (1.2 percent of total loans) at December 31, 2007. Of the non-performing loans outstanding at December 31, 2007, $6,868,000 were secured by real estate (net of any charge-downs previously taken). The increase in past due loans and non-performing loans was driven by loans internally defined as residential real estate development. Management believes the presence of real estate collateral mitigates the level of expected loss. Residential real estate development loans that were 30 days past due at year-end 2007 totaled $5,047,000 (11.2 percent of the Bank's total residential real estate development loans at year-end 2007). The total delinquencies in this category were comprised of four notes at year-end 2007.

The third area of Management focus was pricing discipline and other strategies to offset pressure on the Company's net interest margin created by the flat and sometimes inverted yield curve that existed during much of 2007 in addition to the margin impact created by an increase in non-accrual loans. To combat these adverse factors, Management's efforts to improve its net interest margin included the development of a loan pricing model, increased efforts to attract lower cost checking accounts, and a reduction in the use of relatively expensive brokered certificates of deposit. Despite these and other actions, the Company's tax- equivalent margin (as discussed in pages 24 to 25 of the Company's 2007 Annual Report to Shareholders under the caption "Management's Discussion and Analysis") decreased to 3.37 percent for 2007 compared to 3.42 percent for 2006. The five basis point decline experienced in 2007 contrasts to the one point increase that took place between 2005 (3.41 percent) and 2006 (3.42 percent). The tax-equivalent net interest margin was affected in 2007 by the increase in loans being placed on non-accrual during the year. Non-accrual loans totaled $6,919,000 at year-end 2007 compared to $1,670,000 at year-end 2006, an increase of $5,249,000 or 314.3 percent. The increase in non-accrual loans resulted from slowing economic activity and stresses in the residential housing market.

The fourth area of focus was noninterest income growth primarily in our Wealth Management Group and debit card interchange fees. Income from fiduciary activities (trust and asset management) increased by $542,000 or 31.9 percent over 2006. Trust assets under management grew to $353,668,000 at December 31, 2007, a 30.1 percent increase from the balance of $271,766,000 a year ago. Management does not anticipate that it will be able to sustain this rate of growth for trust assets on an ongoing basis. Debit card interchange fees were $950,000 for 2007, compared to $776,000 for 2006, an increase of 22.4 percent. The growth in these areas helped to offset a decline in income from mortgages sold in the secondary market. With the downturn in the economy, the demand for mortgage refinancing and new home loans decreased.

The fifth area of focus was investing in facilities and equipment to enable us to continue our growth. In December 2007, we opened a full-service banking center in Plainfield, Hendricks County, with another banking center opening in Avon, also in Hendricks County, in January 2008. The Company opened its first full-service banking center in Hendricks County (Brownsburg) in 2006. Prior to 2006, the Company serviced the Brownsburg market from a limited service branch located in a less visible location. Deposits at the Brownsburg banking center grew from an average of $25,996,000 for December 2005, $44,206,000 for December 2006 to $57,575,000 for December 2007. This
reflects an increase of 30.2 percent since December, 2006. We also purchased land in Noblesville (Hamilton County) and expect to open our first full-service banking center in Hamilton County in the late summer of 2008.

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

The Company also competes directly with a large number of financial service providers who do not have a physical presence in our markets (e.g., Citicorp) but have been successful in selling their services using technology and sophisticated target marketing techniques. We fully expect these companies to increase their future efforts to attract business from our customers.

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

The Company has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. According to data published annually by the Federal Deposit Insurance Company
(FDIC), all FDIC insured deposits held by financial institutions in Monroe County grew by $346,630,000, or 29.4 percent, during the five-year period between June 30, 2002 and June 30, 2007. During the same period, the Company was able to grow its deposits within Monroe County by $130,940,000 (40.6 percent) and increase its market share from 27.4 percent in 2002 to 29.7 percent in 2007. Like many financial institutions, deposit growth over the last five years has not kept pace with the Company's growth in loans. In 2007, the Company addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and acquiring short-term public fund certificates of deposit.

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

Effective as of March 11, 2001, the Gramm-Leach-Bliley Act allows bank holding companies which meet certain management, capital and CRA standards and which have elected to become a financial holding company to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies. This act also removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies.

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

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off- balance sheet commitments to four risk-weighted categories of 0 percent, 20 percent, 50 percent, or 100 percent, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either is subject to higher capital requirements.

The federal bank regulatory authorities have also implemented a leverage ratio to supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2007, the Bank was qualified as "well capitalized." It should be noted that a Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

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

Check Clearing for the 21st Century Act. Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (the "Check 21 Act"). The Check 21 Act was enacted on October 28, 2003 and became effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Federal Reserve's amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks. The amendments also clarify some existing provisions of the rule and commentary.

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

Statistical Data.
   Selected Financial Data

                              Financial Highlights
         (dollar amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                   At or for the Years Ended December 31,
                                                        -----------------------------------------------------------
                                                           2007        2006         2005         2004        2003
                                                        ---------   ---------    ---------    ---------   ---------
              Summary of operations
Net interest income...................................  $  23,039   $  22,665    $  20,824    $  19,864   $  19,140
Less: Provision for loan losses                             2,035       1,200        1,140        1,320       3,920
                                                        ---------   ---------    ---------    ---------   ---------
Net interest income, after provision for loan losses       21,004      21,465       19,684       18,544      15,220


Noninterest income....................................     10,251       9,492        9,258        8,302       8,182
Noninterest expense...................................     20,626      20,098       18,054       16,921      16,285
Net income............................................      7,806       7,586        7,223        6,705       5,054




                Per common share
Basic earnings per share..............................  $   1.240   $   1.154    $   1.094    $   1.013   $   0.751
Diluted earnings per share............................      1.235       1.150        1.091        1.010       0.750
Cash dividends per share..............................     0.4900      0.4800       0.4745       0.4727      0.4455
Book value per common share...........................       8.76        8.24         7.64         7.18        6.81




            Selected year-end balances
Total assets..........................................  $ 778,080   $ 748,193    $ 713,060    $ 633,970   $ 589,263
Total securities......................................    125,658     120,250      119,244      109,712     106,195
Total loans - including loans held for sale...........    584,831     559,463      525,466      477,085     424,511
Total deposits........................................    619,717     589,328      576,181      483,534     436,683
Shareholders' equity..................................     54,452      53,505       50,514       47,384      45,375




             Selected average balances
Total assets..........................................  $ 753,683   $ 730,137    $ 662,806    $ 607,619   $ 562,836
Total securities......................................    122,736     117,553      111,778      106,703     100,479
Total loans - including loans held for sale...........    564,483     549,463      499,503      451,055     411,762
Total deposits........................................    611,907     582,762      521,235      459,765     425,378
Shareholders' equity..................................     52,774      52,001       48,387       46,428      45,188




        Ratios based on average balances
Return on assets (1)..................................       1.04 %      1.04 %       1.09 %       1.10 %      0.90 %
Return on equity (2)..................................      14.79 %     14.59 %      14.93 %      14.44 %     11.18 %
Dividend payout ratio (3).............................      39.21 %     41.52 %      43.36 %      46.64 %     59.06 %
Equity to assets ratio (4)............................       7.00 %      7.12 %       7.30 %       7.64 %      8.03 %

(1) Net income divided by average total assets
(2) Net income divided by average equity
(3) Dividends per share divided by net income per share
(4) Average equity divided by average total assets

                              Net Interest Income
                              -------------------

The table on the following page presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. For analytical purposes, interest income presented in the table has been adjusted to a tax-equivalent basis (as discussed in pages 24 to 25 of the Company's 2007 Annual Report to Shareholders under the caption "Management's Discussion and Analysis") assuming a 34 percent tax rate. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes a table of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.

                   Average Balance Sheets and Interest Rates
                         (dollar amounts in thousands)

                                                                             Years Ended December 31,
                                              ------------------------------------------------------------------------------------
                                                         2007                        2006                          2005
                                              --------------------------   -------------------------   ---------------------------
                                              Average            Average   Average           Average   Average             Average
ASSETS                                        Balance  Interest   Rate     Balance  Interest   Rate    Balance   Interest    Rate
--------------------------------------------  -------  --------  -------   -------- --------- ------   -------   --------  -------
Interest-earning assets
  Taxable securities........................ $ 87,238  $  4,063   4.66%   $ 87,267  $  3,545   4.06%   $ 94,565  $  3,260   3.45%
  Tax-exempt securities (1).................   35,498     1,880   5.30%     30,286     1,530   5.05%     17,213       732   4.25%
                                             --------  --------           --------  --------           --------  --------
    Total securities........................  122,736     5,943   4.84%    117,553     5,075   4.32%    111,778     3,992   3.57%
 Commercial loans...........................   99,841     8,324   8.34%     97,043     7,574   7.80%     88,246     5,707   6.47%
 Real estate loans..........................  446,144    32,554   7.30%    433,385    30,395   7.01%    392,951    23,835   6.07%
 Installment loans..........................   18,498     1,494   8.08%     19,035     1,460   7.67%     18,306     1,342   7.33%
                                             --------  --------           --------  --------           --------  --------
    Total loans (2).........................  564,483    42,372   7.51%    549,463    39,429   7.18%    499,503    30,884   6.18%
 Interest-earning deposits..................    3,042       151   4.95%      3,514       158   4.51%      1,509        68   4.48%
 FHLB Stock.................................    2,312       105   4.54%      2,467       121   4.90%      2,506       108   4.31%
 Federal funds sold.........................   11,102       599   5.40%      9,002       491   5.45%      2,796       104   3.72%
                                             --------  --------           --------  --------           --------  --------
  Total interest-earning assets.............  703,675    49,170   6.99%    681,999    45,275   6.64%    618,092    35,156   5.69%
                                             --------  --------           --------  --------           --------  --------

Noninterest-earning assets
 Allowance for loan losses..................   (6,354)                      (5,891)                      (5,500)
 Premises and equipment & other assets......   41,646                       37,354                       31,420
 Cash and due from banks....................   14,716                       16,675                       18,794
                                             --------                     --------                     --------
    Total assets............................ $753,683                     $730,137                     $662,806
                                             ========                     ========                     ========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
 Total interest-bearing deposits............ $534,182    21,639   4.05%   $505,115    18,005   3.56%   $444,054    11,029   2.48%
 Borrowed funds:
    Short-term borrowings...................   51,968     2,350   4.52%     56,502     2,532   4.48%     46,032     1,273   2.77%
    Other borrowings........................   28,791     1,446   5.02%     30,927     1,441   4.66%     39,072     1,753   4.49%
                                             --------  --------           --------  --------           --------  --------
       Total borrowed funds.................   80,759     3,796   4.70%     87,429     3,973   4.54%     85,104     3,026   3.56%
                                             --------  --------           --------  --------           --------  --------
 Total interest-bearing liabilities.........  614,941    25,435   4.14%    592,544    21,978   3.71%    529,158    14,055   2.66%


Noninterest-bearing liabilities
 Noninterest-bearing demand deposits........   77,725                       77,647                       77,181
 Other liabilities..........................    8,243                        7,945                        8,080
 Shareholders' equity.......................   52,774                       52,001                       48,387
                                             --------                     --------                     --------
 Total liabilities and
  shareholders' equity...................... $753,683    25,435           $730,137    21,978           $662,806    14,055
                                             ========  --------           ========  --------           ========  --------
Interest margin recap
 Net interest income and
  interest rate spread
 Tax-equivalent net interest income margin..             23,735   2.85%               23,297   2.93%               21,101   3.03%
 Tax-equivalent net interest margin as a
   percent of total average earning assets..                      3.37%                        3.42%                        3.41%
 Less: Tax-equivalent adjustment (3)........                696                          632                          277
                                                       --------                     --------                     --------
      Net interest income...................           $ 23,039                     $ 22,665                     $ 20,824
                                                       ========                     ========                     ========

(1) Interest income on tax-exempt securities has been adjusted to a tax-equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
(3) Interest income adjustment to convert tax-exempt investment securities interest to fully tax equivalent basis using a marginal rate of 34%.

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

                             Volume / Rate Analysis
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                              2007 Compared to 2006          2006 Compared to 2005          2005 Compared to 2004
                                           Increase (Decrease) Due to     Increase (Decrease) Due to     Increase (Decrease) Due to
                                           --------------------------     --------------------------     --------------------------
                                            Volume     Rate     Total      Volume     Rate     Total      Volume     Rate    Total
                                           -------   -------   -------    -------   -------   -------    -------   -------  -------
Interest income
 Loans.................................... $ 1,096   $ 1,847   $ 2,943    $ 3,279   $ 5,266   $ 8,545    $ 2,838   $ 3,006  $ 5,844
 Securities:
   Taxable................................      (1)      519       518       (286)      571       285        195       104      299
   Tax-exempt.............................     273        77       350        640       158       798        (33)     (108)    (141)
                                           -------   -------   -------    -------   -------   -------    -------   -------  -------
    Total securities interest.............     272       596       868        354       729     1,083        162        (4)     158
                                           -------   -------   -------    -------   -------   -------    -------   -------  -------

Interest-earning deposits.................     (13)        5        (8)        91         0        91        (77)       79        2
 FHLB stock...............................     (11)       (5)      (16)        (2)       15        13          5        (3)       2
 Federal funds sold.......................     116        (8)      108        320        67       387         57        37       94
                                           -------   -------   -------    -------   -------   -------    -------   -------  -------
      Total interest income...............   1,460     2,435     3,895      4,042     6,077    10,119      2,985     3,115    6,100
                                           -------   -------   -------    -------   -------   -------    -------   -------  -------

Interest expense
 Interest-bearing deposits................   1,077     2,557     3,634      1,674     5,302     6,976      1,126     3,424    4,550
 Short-term borrowings....................    (201)       19      (182)       338       921     1,259        (91)      827      736
 Long-term debt...........................    (160)      165         5       (348)       36      (312)       (90)       (9)     (99)
                                           -------   -------   -------    -------   -------   -------    -------   -------  -------
      Total interest expense..............     716     2,741     3,457      1,664     6,259     7,923        945     4,242    5,187
                                           -------   -------   -------    -------   -------   -------    -------   -------  -------

   Change in net interest income
      (fully tax-equivalent basis)........ $   744   $  (306)      438    $ 2,378   $  (182)    2,196    $ 2,040   $(1,127)     913
                                           =======   =======              =======   =======              =======   =======

Tax-equivalent adjustment (1).............                         (64)                          (355)                           47
                                                               -------                        -------                       -------

      Change in net interest income.......                     $   374                        $ 1,841                       $   960
                                                               =======                        =======                       =======

(1) Interest income on tax-exempt securities has been adjusted to a tax-equivalent basis using a marginal income tax rate of 34%.

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

                     Analysis of Allowance for Loan Losses
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                           Years Ended December 31,
                                                          ---------------------------------------------------------
                                                             2007        2006        2005        2004        2003
                                                          ---------   ---------   ---------   ---------   ---------
Balance at beginning of year............................. $   6,144   $   5,585   $   5,194   $   5,019   $   4,574

Loans charged off
 Commercial and industrial...............................      (274)       (142)       (353)       (502)     (1,091)
 Real estate.............................................    (1,252)       (320)       (229)       (867)     (2,391)
 Installment.............................................      (579)       (616)       (428)       (127)       (172)
                                                          ---------   ---------   ---------   ---------   ---------
      Total charge-offs..................................    (2,105)     (1,078)     (1,010)     (1,496)     (3,654)
                                                          ---------   ---------   ---------   ---------   ---------


Charge-offs recovered
 Commercial and industrial...............................       118          63          47         127          47
 Real estate.............................................       183          47          81         181          63
 Installment.............................................       279         327         133          43          69
                                                          ---------   ---------   ---------   ---------   ---------
      Total recoveries...................................       580         437         261         351         179
                                                          ---------   ---------   ---------   ---------   ---------


Net loans charged off....................................    (1,525)       (641)       (749)     (1,145)     (3,475)
Current year provision...................................     2,035       1,200       1,140       1,320       3,920
                                                          ---------   ---------   ---------   ---------   ---------

Balance at end of year................................... $   6,654   $   6,144   $   5,585   $   5,194   $   5,019
                                                          =========   =========   =========   =========   =========

Loans at year end (excluding loans held for sale).......  $ 581,857   $ 556,918   $ 524,158   $ 474,345   $ 422,292

Ratio of allowance to loans (excluding loans held
  for sale) at period end................................      1.14%       1.10%       1.07%       1.09%       1.19%

Average loans............................................ $ 564,483   $ 549,463   $ 499,503   $ 451,055   $ 411,762

Ratio of net loans charged off
 to average loans........................................      0.27%       0.12%       0.15%       0.25%       0.84%

The allocation of the allowance for loan losses along with the percentage of each loan type to total loans outstanding is illustrated in the following table. The Company regards the allowance as a general allowance which is available to absorb losses from all loans.

                  Allocation of the Allowance for Loan Losses
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                            2007                 2006                 2005
                                                     ------------------   ------------------   ------------------
                                                      Amount   Percent     Amount   Percent     Amount   Percent
                                                     -------  ---------   -------  ---------   -------  ---------
Balance at December 31:
 Commercial, industrial and agricultural..........   $ 1,148    17.89 %   $ 1,482    17.38 %   $ 1,511    17.38 %
 Real Estate......................................     5,217    78.98 %     4,202    78.84 %     3,607    78.84 %
 Installment......................................       289     3.14 %       342     3.78 %       410     3.78 %
 Unallocated......................................         -      N/A         118      N/A          57      N/A
                                                     -------  ---------   -------  ---------   -------  ---------
    Total allowance for loan losses...............   $ 6,654   100.00 %   $ 6,144   100.00 %   $ 5,585   100.00 %
                                                     =======  =========   =======  =========   =======  =========


                                                            2004                 2003
                                                     ------------------   ------------------
                                                      Amount   Percent     Amount   Percent
                                                     -------  ---------   -------  ---------
Balance at December 31:
 Commercial, industrial and agricultural..........   $ 1,584    22.54 %   $ 1,273    19.56 %
 Real Estate......................................     2,921    68.34 %     2,690    75.65 %
 Installment......................................       394     9.12 %       418     4.79 %
 Unallocated......................................       295      N/A         638      N/A
                                                     -------  ---------   -------  ---------
    Total allowance for loan losses...............   $ 5,194   100.00 %   $ 5,019   100.00 %
                                                     =======  =========   =======  =========

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

                              Nonperforming Assets
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                         December 31,
                                                      -----------------------------------------------
                                                        2007      2006      2005      2004      2003
                                                      -------   -------   -------   -------   -------
Principal balance
Nonaccrual........................................... $ 6,919   $ 1,670   $ 1,640   $ 3,283   $ 5,686
Restructured.........................................      19        42       293       391       502
90 days or more past due and still accruing..........     435       644        99        29       173
                                                      -------   -------   -------   -------   -------
      Total nonperforming loans...................... $ 7,373   $ 2,356   $ 2,032   $ 3,703   $ 6,361
                                                      =======   =======   =======   =======   =======


Nonperforming loans as a percent of total
  loans (including loans held for sale)..............    1.26%     0.42%     0.39%     0.78%     1.50%


Other real estate owned (OREO)....................... $   841   $   141   $     -   $   350   $   534


OREO as a percent of total loans (including
  loans held for sale)...............................    0.14%     0.03%        -      0.07%     0.13%


Allowance as a percent of nonperforming loans........   90.25%   260.78%   274.85%   140.26%    78.90%

Interest income of $244,000 for the year ended December 31, 2007, was recognized on the nonaccruing and restructured loans listed in the table above, whereas, interest income of $619,000 would have been recognized under their original terms.

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

Management has identified $9,368,000 and $6,288,000 of loans on its watch list, which were not included in impaired or nonperforming loans at December 31, 2007 and 2006, respectively.

                         Noninterest Income and Expense
                         ------------------------------

A comparative table and complete discussion of noninterest income and expense is contained in the 2007 Annual Report to Shareholders Managements Discussion and Analysis on pages 28 to 30 under the caption "Other Income and Expense."

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

The tables on the following page summarize the carrying values of securities from December 31, 2005 through December 31, 2007. The maturity distribution of securities at December 31, 2007 is summarized by classification.

                                   Securities
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                 December 31,
                                                  ----------------------------------------
                                                     2007           2006           2005
                                                  ----------     ----------     ----------
Available for sale
------------------
 Government agencies...........................   $   28,270     $   38,733     $   53,447
 State and municipal...........................       37,832         34,097         26,645
 Mortgage-backed & asset-backed................       49,963         39,288         30,443
 Corporate bonds...............................        1,981              -              -
 Equity securities.............................        2,959          2,922          2,948
                                                  ----------     ----------     ----------

    Total available for sale...................      121,005        115,040        113,483

Held to Maturity
----------------
 Government agencies...........................        1,005          1,006            984
 State and municipal...........................            -            645          1,365
 Mortgage-backed & asset-backed................            1              2              4
                                                  ----------     ----------     ----------

    Total held to maturity.....................        1,006          1,653         2,353

Trading securities
------------------
 Mutual funds..................................        3,647          3,557          3,408
                                                  ----------     ----------     ----------
    Total trading securities...................        3,647          3,557          3,408
                                                  ----------     ----------     ----------

       Total securities........................   $  125,658     $  120,250     $  119,244
                                                  ----------     ----------     ----------

Securities Maturity Schedule at December 31, 2007
-------------------------------------------------
                                          1 Year and Less   1 to 5 Years     5 to 10 Years      Over 10 Years          Total
                                          ---------------  --------------    --------------    ---------------   -----------------
                                          Balance   Rate   Balance   Rate    Balance   Rate    Balance    Rate   Balance     Rate
                                          -------   ----   -------   ----    -------   ----    -------    ----   --------    ----
Available for sale
------------------
 Government agencies..................... $ 9,899   4.51%  $17,648   4.70%   $   723   5.72%   $     -           $ 28,270    4.66%
 State and municipal.....................   1,837   3.52%   28,468   3.47%     7,527   3.73%         -             37,832    3.52%
 Corporate bonds.........................     997   5.17%      984   5.79%         -                 -              1,981    5.48%
 Mortgage-backed & asset-backed (1)......   3,165   3.93%   27,589   4.84%    15,787   5.12%     3,422    5.36%    49,963    4.91%
 Equity Securities (2)...................   2,959   4.42%        -                 -                 -              2,959    4.42%
                                          -------          -------           -------           -------           --------
    Total available for sale............. $18,857          $74,689           $24,037           $ 3,422           $121,005    4.42%
                                          =======          =======           =======           =======           ========

Held to Maturity
----------------
 Government agencies..................... $     -          $ 1,005   4.85%   $     -           $     -           $  1,005    4.85%
 Mortgage-backed & asset-backed (1)......       -                1   5.67%         -                 -                  1    5.67%
                                          -------          -------           -------           -------           --------
    Total held to maturity............... $     -          $ 1,006           $     -           $     -           $  1,006    4.85%
                                          =======          =======           =======           =======           ========

Trading Securities
------------------
 Mutual funds (2)........................ $ 3,647   3.63%  $     -           $     -           $     -           $  3,647    3.63%
                                          -------          -------           -------           -------           --------
    Total trading securities............. $ 3,647          $     -           $     -           $     -           $  3,647    3.63%
                                          =======          =======           =======           =======           ========

(1) Mortgage-backed and asset-backed securities maturities are based on average life at the projected prepayment speed.
(2) Equity securities and mutual funds have no maturities

                             ----------------------

The majority of the securities portfolio is comprised of government agency securities, and mortgage- backed obligations. Trading securities consist solely of mutual funds and Monroe Bancorp stock held in a grantor trust, established for the Monroe Bancorp Directors' and Executives' Deferred Compensation Plan.

The securities portfolio carries varying degrees of risk. Investments in government agency and mortgage- backed securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2007. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10 percent of the Company's shareholders' equity as of December 31, 2007. The Company does not use off- balance sheet derivative financial instruments. As of December 31, 2007 and December 31, 2006, the securities portfolio held no structured notes.

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

                               Loans Outstanding
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                             December 31,
                                      ---------------------------------------------------------
                                         2007        2006        2005        2004        2003
                                      ---------    --------    --------    --------    --------
Commercial and industrial............ $ 103,069    $ 92,528    $ 89,850    $ 85,420    $ 81,989
Agricultural.........................     1,542       1,384       1,427         992       1,028
Real estate:
  One-to-four-family.................    91,530      94,817      99,180     104,541     104,739
  Multi-family.......................    69,502      59,608      59,057      52,087      43,682
  Commercial.........................   171,144     165,714     156,014     128,167     108,871
  Construction.......................   101,011      97,006      68,066      61,828      40,560
  Home equity........................    25,222      26,515      28,792      26,188      21,760
  Farm land..........................     3,462       3,195       3,216       1,450       1,538
Installment..........................    18,349      18,696      19,864      16,412      20,344
                                      ---------   ---------   ---------   ---------   ---------
     Total loans..................... $ 584,831   $ 559,463   $ 525,466   $ 477,085   $ 424,511
                                      ---------   ---------   ---------   ---------   ---------


The following table presents the composition of the loan portfolio expressed as a percent of total loans.

                                                             December 31,
                                      ---------------------------------------------------------
                                         2007        2006        2005        2004        2003
                                      ---------    --------    --------    --------    --------
Commercial and industrial............   17.62 %     16.54 %     17.11 %     17.91 %     19.32 %
Agricultural.........................    0.26 %      0.25 %      0.27 %      0.21 %      0.24 %
Real estate:
  One-to-four-family.................   15.65 %     16.95 %     18.87 %     21.91 %     24.67 %
  Multi-family.......................   11.89 %     10.65 %     11.24 %     10.92 %     10.29 %
  Commercial.........................   29.27 %     29.62 %     29.69 %     26.86 %     25.65 %
  Construction.......................   17.27 %     17.34 %     12.95 %     12.96 %      9.55 %
  Home equity........................    4.31 %      4.74 %      5.48 %      5.49 %      5.13 %
  Farm land..........................    0.59 %      0.57 %      0.61 %      0.30 %      0.36 %
Installment..........................    3.14 %      3.34 %      3.78 %      3.44 %      4.79 %
                                      ---------   ---------   ---------   ---------   ---------
      Total..........................  100.00 %    100.00 %    100.00 %    100.00 %    100.00 %
                                      ---------   ---------   ---------   ---------   ---------

The following table reflects the maturity schedule of loans. Also indicated are fixed and variable rate loans maturing after one year.

                                 Loan Liquidity
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                             Loan Maturities at December 31, 2007
                                        ----------------------------------------------
                                         1 Year       1 - 5       Over 5
                                        and Less      Years       Years        Total
                                        ---------   ---------   ---------    ---------

Commercial and industrial.............  $  64,867   $  24,822   $  14,922    $ 104,611
Real estate:
   One-to-four-family.................      3,576       6,967      80,987       91,530
   Multi-family.......................        292      11,069      58,141       69,502
   Commercial.........................     17,447      14,792     138,905      171,144
   Construction.......................     58,145      31,330      11,536      101,011
   Home equity........................         75           -      25,147       25,222
   Farm land..........................          -         186       3,276        3,462
Installment...........................      2,343       7,628       8,378       18,349
                                        ---------   ---------   ---------    ---------
       Total loans....................  $ 146,745   $  96,794   $ 341,292    $ 584,831
                                        =========   =========   =========    =========



Loans maturing after 1 year with:
  Fixed interest rates................              $  53,523   $  70,420
  Adjustable interest rates...........                 43,271     270,872
                                                    ---------   ---------
                                                    $  96,794   $ 341,292
                                                    ---------   ---------

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

                              Deposit Information
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                              2007                  2006                  2005
                                       -----------------     -----------------     -----------------
                                         Amount    Rate        Amount    Rate        Amount    Rate
                                       ---------  ------     ---------  ------     ---------  ------
Noninterest-bearing................... $  77,725             $  77,647             $  77,181
Interest-bearing demand...............   231,010   3.23%       226,905   3.10%       195,171   1.79%
Savings deposits......................    17,940   0.50%        19,448   0.50%        22,103   0.36%
Time..................................   285,232   4.94%       258,762   4.21%       226,780   3.29%
                                       ---------             ---------             ---------
     Total average deposits........... $ 611,907   4.05%     $ 582,762   3.56%     $ 521,235   2.48%
                                       ---------             ---------             ---------

Certificates of deposit and other time deposits of $100,000 or more mature as follows:

                               CD's over $100,000
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                               At December 31,
                                   --------------------------------------
                                      2007          2006          2005
                                   ---------     ---------     ---------
  3 months or less.............    $  32,831     $  28,161     $  26,571
  3 through 6 months...........       30,023        21,369        12,479
  6 through 12 months..........       42,791        51,081        58,625
  Over 12 months...............       22,957        15,430        39,731
                                   ---------     ---------     ---------
                                   $ 128,602     $ 116,041     $ 137,406
                                   ---------     ---------     ---------


Certificates of deposit of $100,000 or more totaled $128,602,000 at December 31, 2007, which was an increase of $12,561,000 compared to December 31, 2006. The Company began using brokered certificates of deposit as an alternative funding source in 2005. Beginning in 2006 and continuing through 2007, the Company has reduced its reliance on brokered certificates of deposit as retail and business certificates of deposit have increased. While the Company's primary focus for 2008 will be on growing core deposits, management anticipates it will continue to use brokered certificates of deposit as an alternative funding source in the future.

                                   Borrowings
                                   ----------

A detailed schedule of short-term borrowings follows:

                             Short-term Borrowings
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                              December 31,
                                                                    ------------------------------
                                                                      2007       2006       2005
                                                                    --------   --------   --------

Repurchase agreements outstanding.................................. $ 43,195   $ 70,784   $ 40,519
Federal funds purchased............................................   24,850      2,075          -
                                                                    --------   --------   --------
Total short-term borrowings........................................ $ 68,045   $ 72,859   $ 40,519
                                                                    ========   ========   ========


Average federal funds purchased during the year.................... $  2,085   $  1,858   $  6,779


Average repurchase agreements during the year...................... $ 49,884   $ 54,644   $ 39,254


Maximun month-end federal funds purchased.......................... $ 24,850   $ 13,000   $ 31,000


Maximum month-end repurchase agreements............................ $ 65,589   $ 70,784   $ 46,622


YTD average interest rate on federal funds purchased...............     5.34%      5.15%      3.13%
Average interest rate at end of period on federal funds purchased..     4.30%      5.51%         -


YTD Average interest rate on repurchase agreements.................     4.49%      4.46%      2.70%
Average interest rate at end of period on repurchase agreements....     3.73%      4.71%      3.68%

Repurchase agreements are borrowings which mature daily, and are secured by U.S. government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLB") in 1997 and has the authority of the Company's Board of Directors to borrow up to $57,000,000 from the FHLB. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and multi-family loans. Other borrowings, consisting of FHLB advances, loans sold under repurchase agreements, a line of credit with another financial institution and two trust preferred debentures, were $28,376,000 and $25,220,000, as of December 31, 2007 and 2006, respectively. The FHLB borrowings accounted for the vast majority of other borrowings. The Company expects to primarily use deposit growth in the future as a source of loan funding and for general liquidity, but may continue to supplement this with additional FHLB advances.

                                   Liquidity
                                   ---------

A table detailing the maturity and repricing of the Company's assets accompanied by a discussion of the Company's interest rate sensitivity and liquidity is presented in the 2007 Annual Report to Shareholders Management's Discussion and Analysis on pages 25 to 27 under the caption "Interest Rate Sensitivity and Disclosures about Market Risk" and on page 27 under the caption "Liquidity."

The following table details the main components of cash flows for the years ended December 31, 2007 and 2006.

                            Funding Uses and Sources
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                               Year Ended December 31, 2007      Year Ended December 31, 2006
                                              -------------------------------   --------------------------------
                                               Average    Increase/(Decrease)    Average    Increase/(Decrease)
                                               Balance      Amount    Percent    Balance      Amount    Percent
                                              ---------   ---------  --------   ---------   ---------  ---------
Funding Uses
------------
Loans, net of unearned income................ $ 564,483   $  15,020    2.73 %   $ 549,463   $  49,960    10.00 %
Taxable securities...........................    87,238         (29)  (0.03)%      87,267      (7,298)   (7.72)%
Tax-exempt securities........................    35,498       5,212   17.21 %      30,286      13,073    75.95 %
Interest-earning deposits....................     3,042        (472) (13.43)%       3,514       2,005   132.87 %
FHLB stock...................................     2,312        (155)  (6.28)%       2,467         (39)   (1.56)%
Federal funds sold...........................    11,102       2,100   23.33 %       9,002       6,206   221.96 %
                                              ---------   ---------             ---------   ---------
      Total uses............................. $ 703,675   $  21,676    3.18 %   $ 681,999   $  63,907    10.34 %
                                              =========   =========             =========   =========


Funding Sources
---------------
Noninterest-bearing deposits................. $  77,725   $      78    0.10 %   $  77,647   $     466     0.60 %
Interest-bearing demand, savings & time......   534,182      29,067    5.75 %     505,115      61,061    13.75 %
Short-term borrowings........................    51,968      (4,534)  (8.02)%      56,502      10,470    22.75 %
Other borrowings.............................    28,791      (2,136)  (6.91)%      30,927      (8,145)  (20.85)%
                                              ---------   ---------             ---------   ---------
      Total sources.......................... $ 692,666   $  22,475    3.35 %   $ 670,191   $  63,852    10.53 %
                                              ---------   ---------             ---------   ---------

                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2007 and 2006, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines discussed in the "Capital Regulations" subsection of the "Regulation and Supervision" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2007 management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

                                    Capital
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                At December 31,
                                                             --------------------
                                                               2007        2006
                                                             --------    --------
Tier 1 capital
   Shareholders' equity..................................... $ 54,452    $ 53,505
   Less: Intangibles........................................        -           -
   Add: Unrealized (gain)/loss on securities................     (223)        818
   Add: Qualifying trust preferred securities...............    8,248       3,093
   Deduct: Unrealized loss on available for sale equities...      (25)        (47)
                                                             --------    --------
      Total Tier 1 capital.................................. $ 62,452    $ 57,369
                                                             ========    ========


Total risk-based capital
   Tier 1 capital........................................... $ 62,452    $ 57,369
   Tier 2 capital...........................................    6,654       6,144
                                                             --------    --------
      Total risk-based capital.............................. $ 69,106    $ 63,513
                                                             ========    ========


Risk weighted assets........................................ $607,801    $573,145
Quarterly average assets.................................... $767,537    $744,993


Risk-based ratios:
   Tier 1 capital (to risk-weighted assets).................    10.28%     10.01%
   Total risk-based capital (to risk-weighted assets).......    11.37%     11.08%
   Leverage ratio (Tier 1 capital to average assets)........     8.14%      7.70%

ITEM 1A. RISK FACTORS

SLOWER THAN ANTICIPATED GROWTH IN THE BANK'S NEW BANKING CENTERS COULD RESULT IN REDUCED NET INCOME

The Company has placed a strategic emphasis on expanding the banking center network of the Bank. The Company opened a full service banking center in Brownsburg, Hendricks County, Indiana in January of 2006, opened a full service banking center in Plainfield, Hendricks County, Indiana in December of 2007, and opened a full service banking center in Avon, Hendricks County, Indiana in January of 2008. Additionally, the Company is currently constructing a full service banking center in Noblesville, Hamilton County, Indiana that is expected to open in the late summer of 2008. Executing this strategy carries risks of slower than anticipated growth in the new banking centers. New banking centers require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in the new banking centers could result in lower than expected revenues and net income generated by those investments. Opening new banking centers could result in more additional expenses than anticipated and divert resources from current core operations.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company, through the Bank, currently operates its business from its main office in downtown Bloomington, Indiana and from sixteen additional locations in Monroe, Jackson, Hendricks, and Lawrence counties in Indiana. The Company opened an additional banking center (included in the aforementioned totals) located in Avon, Hendricks County, Indiana in January 2008 and also has an operations center located in Bloomington, Monroe County, Indiana. Information about those locations is set forth in the table on the following page.

NAME OF OFFICE                     LOCATION                                            OWNED/LEASED
-----------------------------------------------------------------------------------------------------
Downtown Main Office               210 East Kirkwood Avenue                            Owned
                                   Bloomington, IN 47408
-----------------------------------------------------------------------------------------------------
Business Center                    111 South Lincoln Street                            Owned
                                   Bloomington, IN 47408
-----------------------------------------------------------------------------------------------------
Ellettsville Banking Center        4616 West Richland Plaza                            Owned
                                   Bloomington, IN 47404
-----------------------------------------------------------------------------------------------------
Highland Village Banking Center    4191 West Third Street                              Owned
                                   Bloomington, IN 47404
-----------------------------------------------------------------------------------------------------
Kinser Crossing Banking Center     1825 North Kinser Pike                              Leased
                                   Bloomington, IN 47404
-----------------------------------------------------------------------------------------------------
Kirkwood Auto Branch               306 East Kirkwood Avenue                            Owned
                                   Bloomington, IN 47408
-----------------------------------------------------------------------------------------------------
Mall Road Banking Center           2801 Buick-Cadillac Boulevard                       Owned
                                   Bloomington, IN 47401
-----------------------------------------------------------------------------------------------------
Walnut Park Banking Center         2490 South Walnut Street                            Owned
                                   Bloomington, IN 47403
-----------------------------------------------------------------------------------------------------
Brownstown Banking Center          1051 West Spring Street                             Owned
                                   Brownstown, IN 47220
-----------------------------------------------------------------------------------------------------
Avon Banking Center                9720 East US Highway 36                             Owned
(Opened January 2008)              Avon, IN 46123
-----------------------------------------------------------------------------------------------------
Brownsburg Banking Center          1490 North Green Street                             Owned
                                   Brownsburg, IN 46112
-----------------------------------------------------------------------------------------------------
Indianapolis Commercial Center     7517 Beechwood Centre Road, Suite 300               Leased
                                   Avon, IN 46123
-----------------------------------------------------------------------------------------------------
Plainfield Banking Center          802 Edwards Drive                                   Owned
                                   Plainfield, IN 46168
-----------------------------------------------------------------------------------------------------
Bedford Banking Center             Limestone Business Center, 2119 West 16th Street    Leased
                                   Bedford, IN 47421
-----------------------------------------------------------------------------------------------------
Bell Trace Banking Center          800 Bell Trace Circle                               Leased
                                   Bloomington, IN 47408
-----------------------------------------------------------------------------------------------------
Meadowood Banking Center           2455 Tamarack Trail                                 Leased
                                   Bloomington, IN 47408
-----------------------------------------------------------------------------------------------------
Redbud Hills Banking Center        3211 East Moores Pike                               Leased
                                   Bloomington, IN 47401
-----------------------------------------------------------------------------------------------------
Operations Center                  5001 North State Road 37-Business                   Leased
                                   Bloomington, IN 47404
-----------------------------------------------------------------------------------------------------

The Company owns its main office. It owns ten of its other banking center locations and leases space for six banking centers. The Company also leases its Operations Center. The main office contains approximately 18,656 square feet of space, and is occupied solely by the Company. The Company's data processing center, bookkeeping, loan operations and deposit operations departments are located at the Operations Center.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the NASDAQ Global Market under the symbol "MROE." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported by the NASDAQ Global Market:

                                Price Per Share
           -------------------------------------------------------------------
                                   2007            2006     Dividends Declared
           -------------------------------------------------------------------

           Quarter             High    Low     High    Low     2007    2006
           -------------------------------------------------------------------

           First Quarter      $17.96 $16.20   $16.00 $15.00  $ 0.12  $ 0.12

           Second Quarter      17.54  16.00    15.93  15.10    0.12    0.12

           Third Quarter       18.77  16.50    16.74  15.46    0.12    0.12

           Fourth Quarter      17.99  15.42    17.31  16.38    0.13    0.12
           -------------------------------------------------------------------


In each quarter during 2007 and 2006, the Company declared and paid the cash dividends listed in the table above for a per share total of $0.49 and $0.48 for 2007 and 2006, respectively. The Company has paid a regular cash dividend for over twenty-six consecutive years. The Company currently expects that comparable cash dividends will continue to be paid in the future, although we can give no assurance as to this.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total shareholders' equity of the Bank at December 31, 2007 was $62,025,000 of which $52,397,000 was restricted from dividend distribution to the Company. The Company does not anticipate that this regulatory limitation will affect the future payment of dividends.

As of March 1, 2008, there were approximately 264 shareholders of record.

During 2007, no stock options were exercised and there were no sales of unregistered securities.

Stock Repurchased During the Fourth Quarter of 2007
---------------------------------------------------

None.

The stock repurchase plan was announced June 16, 2006. Total dollar amount approved: $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities for the fourth quarter of 2007 and the first quarter of 2008. The Company's most recent stock repurchase transaction took place on August 7, 2007.


ITEM 6.  SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 18 through 19 of the Company's 2007 Annual Report to Shareholders under the caption "Five-Year Financial Summary."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 20 through 31 of the Company's 2007 Annual Report to Shareholders under the caption "Management's Discussion and Analysis."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required under this item is incorporated by reference to pages 25 through 27 of the Company's 2007 Annual Report to Shareholders under the caption "Management's Discussion and Analysis - Interest Rate Sensitivity and Disclosures about Market Risk."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 33 through 55 of the Company's 2007 Annual Report to Shareholders.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company's independent registered public accounting firm has issued their report on the effectiveness of the Company's internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Monroe Bancorp
Bloomington, Indiana

We have audited Monroe Bancorp's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Monroe Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Monroe Bancorp and our report dated February 29, 2008, expressed an unqualified opinion thereon.

BKD, LLP

Indianapolis, Indiana
February 29, 2008

ITEM 9B. OTHER INFORMATION.

On December 12, 2007, the Company's Compensation Committee approved the following 2008 compensation for the Company's directors.

The directors of the Company and the Bank other than the Chairman of the Board will be compensated for their services in the amount of $800 per board meeting held. All directors, other than inside directors, also will receive a fee of $500 for each committee meeting held. The Chair of the Audit Committee will receive a fee of $2,000 for each Audit Committee meeting held. All other committee chairpersons will receive $650 for each committee meeting held. The Chairman of the Board of Directors will receive an annual fee of $38,000 and will not receive any additional compensation for meetings attended.

Directors may defer receipt of fees into a grantor trust established by the Company. Amounts which are deferred are invested in various mutual funds or Monroe Bancorp common stock at the participant's direction.

                2007 Schedule of Executive Officer Compensation
                -----------------------------------------------

On December 12, 2007, the Company's Compensation Committee approved the following 2008 salaries for the Company's named executive officers:

   Name and Principal Position                                          Salary
   ---------------------------                                          ------

   Mark D. Bradford, President, CEO and Director                        $225,002

   John E. Christy, President, Central Indiana Region                   $155,000

   Gordon M. Dyott, Executive Vice President, Chief Financial Officer   $147,750

   Christopher G. Tietz, Senior Vice President, Chief Credit Officer    $145,250

   R. Scott Walters, Senior Vice President, Wealth Management Group     $123,450

   J. Scot Davidson, Senior Vice President, Retail Banking              $106,986


Monthly and Annual Variable Incentive Compensation. The Named Executive Officers are also compensated under the monthly and annual variable incentive compensation program.

The monthly component of incentive compensation provides the executives with a fixed amount each month if the Bank's rolling three-month net income exceeded the Bank's budgeted rolling three-month net income as of the end of the specific month. In January, this incentive is based on the Bank's January net income and in February, it is based on the Bank's net income for the two months ended February 29, 2008. For 2008, Mr. Bradford is eligible to receive $2,500 per month under this component of incentive compensation; Mr. Dyott is eligible to receive $2,000 per month; Mr. Walters is eligible to receive $1,000 per month; Mr. Tietz is eligible to receive $1,000 per month; Mr. Christy is eligible to receive $1,000 per month; and Mr. Davidson is eligible to receive $750 per month.

Under the annual variable incentive compensation component of the program, there is specified a percentage of the annual increase in the Bank's net income over the prior year's net income that each executive officer will receive. These amounts cannot be determined and will not be paid until the Bank's final performance results for 2008 have been determined.

In addition, all of the executive officers except Mr. Bradford may also receive variable incentive compensation based on performance criteria established for
the various areas of the Company directly under their control.     Mr. Bradford
will not have his payments under the annual variable incentive compensation program be contingent on any other performance criteria, other than the increase in Bank's income as discussed above.

The target payout for each Executive Officer participating in the program is based upon bonus targets for equivalent positions at peer group companies. For 2008, the target payout for Mr. Bradford is 14.8% of his base salary; the target payout for Mr. Dyott is 20.0% of his base salary; the target payout for Mr. Walters is 41.9% of his base salary; the target payout for Mr. Tietz is 18.6% of his base salary; the target payout for Mr. Davidson is 26.5% of his base salary; and, the target payout for Mr. Christy is 23.6% of his base salary.

During 2008 Mark Bradford will also receive from the Company certain perquisites with a total value estimated at approximately $16,000. These perquisites consist of a car allowance and social club memberships. While the other executive officers enjoy certain perquisites, such perquisites do not exceed $10,000 and are not required to be disclosed by applicable rules of the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 11 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

                                     Equity Compensation Plan Information
                -------------------------------------------------------------------------------------
                                                                              Number of securities
                                                                               remaining available
                                    Number of securities                       for future issuance
                                     to be issued upon   Weighted-average         under equity
                                        exercise of       exercise price of   compensation plans
                                    outstanding options, outstanding options, (excluding securities
                Plan category        warrants and rights warrants and rights reflected in column (a))
                -------------------------------------------------------------------------------------
                                             (a)                 (b)                    (c)
                -------------------------------------------------------------------------------------
                Equity compensation
                 plans approved by
                 securities holders       371,250            $    18.25              125,950
                Equity compensation
                 plans not approved
                 by security holders            -                     -                    -
                                       --------------------------------------------------------------
                     Total                371,250            $    18.25              125,950
                                       --------------------------------------------------------------

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 12 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 12, with the exception of the table presented above, is incorporated herein by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 13 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 14 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                                                                   Page Number *
                                                                   -------------

(a) 1.   Financial Statements:
            Report of Independent Registered Public Accounting Firm..... 32
            Consolidated balance sheets at
               December 31, 2007 and 2006............................... 33
            Consolidated income statements, years ended
               December 31, 2007, 2006 and 2005......................... 34
            Consolidated statements of shareholders' equity,
               years ended December 31, 2007, 2006 and 2005............. 35
            Consolidated statements of cash flows, years ended
               December 31, 2007, 2006 and 2005......................... 36
            Notes to consolidated financial statements.................. 37

* The page numbers indicated refer to pages of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007, which is incorporated herein by reference.

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

(a) 3.   Exhibits:

Exhibit No:                     Description of Exhibit:
-----------                     -----------------------

3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3(ii) Monroe Bancorp By-laws as Amended and Restated August 16, 2007, are incorporated by reference to registrant's Form 8-K filed August 22, 2007.

10(i)* 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10(ii)* 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10 (iii)*   Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10(iv)* Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10(v)* Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

10(vi)* Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002.

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

10(x)* Form of agreement under the 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10-K filed March 15, 2005.

10(xi)* Schedule of 2007 Directors Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 13, 2006.

10(xii)* Schedule of 2007 Executive Officers Compensation Arrangements is incorporated by reference to registrant's Form 8-K filed December 13, 2006.

10(xiii)*   Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership
            Plan is incorporated by reference to Form 10-Q filed May 9, 2005.

10(xiv)* Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xv)* Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xvi)* Form of agreement under the Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006.

10(xvii)*   Form of agreement under the Monroe Bancorp Executives' 2005 Deferred
            Compensation Plan incorporated by reference to Form 10-K filed March
            14, 2006.

10(xviii)*  First Amendment to the Monroe Bancorp Thrift Plan as Amended and
            Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10(xix)* Second Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10(xx)* Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10(xxi)* Fourth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10(xxii)*   Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended and
            Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006.

10(xxiii)*  Sixth Amendment to the Monroe Bancorp Thrift Plan as Amended and
            Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 8, 2007.

10(xxiv)*   Seventh Amendment to the Monroe Bancorp Thrift Plan as Amended and
            Restated January 1, 2001, incorporated by reference to Form 10-K filed March 13, 2008.

10(xxv)* Fifth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-K filed March 13, 2008.

13          Annual Report to Shareholders for the year ended December 31, 2007.

21          Subsidiaries of the Registrant.

23          Consent of Independent Registered Public Accounting Firm.

31(i) Certification for Annual Report on Form 10-K by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii) Certification for Annual Report on Form 10-K by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement


(b) Exhibits.


See the list of exhibits in Item 15(a)(3).

(c) Financial Statement Schedules.

All schedules are omitted as the required information either is not applicable or is included in the 2007 Annual Report to Shareholders or related notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March 2008.

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

Signature                             Title/Capacity
---------                             --------------
Date
----

/s/ Mark D. Bradford                  President, Chief Executive Officer
--------------------------------      (Principal Executive Officer) and Director
Mark D. Bradford
Date: March 4, 2008

/s/ Gordon M. Dyott                   Executive Vice President, Chief Financial
--------------------------------      Officer (Principal Financial Officer)
Gordon M. Dyott
Date: March 4, 2008

/s/ David T. Meier                    Vice President, Director of Finance
--------------------------------      (Principal Accounting Officer)
David T. Meier
Date: March 6, 2008

/s/ Charles R. Royal, Jr.             Director, Chairman
--------------------------------
Charles R. Royal, Jr.
Date: March 3, 2008

/s/ James D. Bremner                  Director
--------------------------------
James D. Bremner
Date: March 4, 2008

/s/ Bradford J. Bomba, Jr. M.D.       Director
--------------------------------
Bradford J. Bomba, Jr. M.D.
Date: March 4, 2008

/s/ Steven R. Crider                  Director
--------------------------------
Steven R. Crider
Date: March 5, 2008

/s/ James G. Burkhart                 Director
--------------------------------
James G. Burkhart
Date: March 5, 2008

/s/ Joyce Claflin Harrell             Director
--------------------------------
Joyce Claflin Harrell
Date: March 4, 2008

/s/ Harry F. McNaught, Jr.            Director
--------------------------------
Harry F. McNaught, Jr.
Date: March 4, 2008

/s/ Paul W. Mobley                    Director
--------------------------------
Paul W. Mobley
Date: March 5, 2008