Form 10-Q
period 2008-03-31
MONROE BANCORP
filed 2008-05-08
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Outstanding Shares of Common Stock on May 7, 2008: 6,227,550

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

Part I. Financial Information:


   Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets........................3

               Consolidated Condensed Statements of Income - Three Months...4

               Consolidated Condensed Statement of Shareholders' Equity ....5

               Consolidated Condensed Statements of Cash Flows .............6

               Notes to Consolidated Condensed Financial Statements ........7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.. .......................9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....19

   Item 4.  Controls and Procedures........................................21

Part II. Other Information:

   Item 1.  Legal Proceedings..............................................21

   Item 1A. Risk Factors ..................................................21

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....21

   Item 3.  Defaults Upon Senior Securities ...............................21

   Item 4.  Submission of Matters to a Vote of Security Holders............21

   Item 5.  Other Information .............................................21

   Item 6.  Exhibits.......................................................21

Signatures ................................................................24

Exhibit Index..............................................................25

     Part I. Financial Information
     Item 1. Financial Statements
     ----------------------------

                         MONROE BANCORP AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                         March 31,  December 31,
                                                                                            2008        2007
                                                                                        (Unaudited)
                                                                                        ----------- ------------
Assets
     Cash and due from banks..........................................................   $  14,472    $  19,929
     Federal funds sold...............................................................       2,565        1,077
     Interest-earning deposits........................................................      16,087        4,634
                                                                                         ---------    ---------
         Total cash and cash equivalents                                                    33,124       25,640

     Trading securities, at fair value................................................       3,481        3,647
     Investment securities:
         Available for sale...........................................................     116,587      121,005
         Held to maturity.............................................................       1,006        1,006
                                                                                         ---------    ---------
            Total investment securities...............................................     117,593      122,011

     Loans............................................................................     579,780      581,857
     Allowance for loan losses........................................................      (7,273)      (6,654)
                                                                                         ---------    ---------
         Net loans....................................................................     572,507      575,203
     Loans held for sale..............................................................       2,176        2,974
     Premises and equipment...........................................................      20,173       20,029
     Federal Home Loan Bank of Indianapolis stock, at cost............................       2,312        2,312
     Other assets.....................................................................      25,420       26,264
                                                                                         ---------    ---------
                    Total assets......................................................   $ 776,786    $ 778,080
                                                                                         =========    =========

Liabilities
     Deposits:
         Noninterest-bearing..........................................................   $  76,716    $  81,542
         Interest-bearing.............................................................     560,514      538,175
                                                                                         ---------    ---------
            Total deposits............................................................     637,230      619,717

     Borrowings.......................................................................      70,328       96,421
     Other liabilities................................................................      13,072        7,490
                                                                                         ---------    ---------
                    Total liabilities.................................................     720,630      723,628

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
        Authorized, 18,000,000 shares
        Issued and outstanding - 6,227,550 and 6,227,550 shares, respectively.........         137          137
     Additional paid-in capital.......................................................       4,376        4,349
     Retained earnings................................................................      50,665       49,881
     Accumulated other comprehensive income ..........................................       1,116          223
     Unearned ESOT shares.............................................................        (138)        (138)
                                                                                         ---------    ---------
                    Total shareholders' equity........................................      56,156       54,452
                                                                                         ---------    ---------
                    Total liabilities and shareholders' equity........................   $ 776,786    $ 778,080
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

                         MONROE BANCORP AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                        -----------------------
                                                                                            2008         2007
                                                                                         ---------    ---------
Interest Income
     Loans, including fees............................................................   $  10,001    $  10,411
     Trading securities...............................................................          32           27
     Investment securities
         Taxable......................................................................         983          971
         Tax exempt...................................................................         335          296
     Federal funds sold...............................................................          87          125
     Other interest income............................................................          45           22
                                                                                         ---------    ---------
                    Total interest income.............................................      11,483       11,852
                                                                                         ---------    ---------

Interest Expense
     Deposits.........................................................................       4,958        5,096
     Short-term borrowings............................................................         310          730
     Other borrowings.................................................................         339          295
                                                                                         ---------    ---------
                    Total interest expense............................................       5,607        6,121
                                                                                         ---------    ---------
                    Net interest income...............................................       5,876        5,731
     Provision for loan losses........................................................         880          285
                                                                                         ---------    ---------
                    Net interest income after provision for loan losses...............       4,996        5,446
                                                                                         ---------    ---------

Noninterest Income
     Fiduciary activities.............................................................         608          485
     Service charges on deposit accounts..............................................         869          867
     Commission income................................................................         219          232
     Securities gains.................................................................         140            1
     Unrealized gains (losses) on trading securities..................................        (217)          33
     Net gains on loans sales.........................................................         198          177
     Debit card interchange fees......................................................         261          214
     Other operating income...........................................................         286          438
                                                                                         ---------    ---------
                    Total other income................................................       2,364        2,447
                                                                                         ---------    ---------

Noninterest Expenses
     Salaries and employee benefits...................................................       3,265        2,989
     Net occupancy and equipment expense..............................................         873          819
     Advertising......................................................................         220          225
     Legal fees.......................................................................         185          155
     Appreciation (depreciation) in directors' and executives'
        deferred compensation plans...................................................        (164)          64
     Other operating expense..........................................................       1,012          841
                                                                                         ---------    ---------
                    Total other expenses..............................................       5,391        5,093
                                                                                         ---------    ---------

                    Income before income tax..........................................       1,969        2,800
                    Income tax expense................................................         376          788
                                                                                         ---------    ---------
                                   Net income.........................................   $    1,593   $   2,012
                                                                                         =========    =========

     Basic earnings per share.........................................................   $   0.256    $   0.312
     Diluted earnings per share.......................................................   $   0.256    $   0.311
     Dividends declared and paid per share............................................        0.13         0.12

     See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                           For the Three Months Ended
                                 March 31, 2008
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                                           Unearned
                                       Common Stock                                         Accumulated     Employee
                                   -------------------- Additional                             Other        Stock
                                      Shares              Paid in  Comprehensive Retained  Comprehensive   Ownership
                                   Outstanding   Amount   Capital     Income     Earnings  Income (Loss)  Trust Shares   Total
                                   --------------------------------------------------------------------------------------------
Balances, January 1, 2008.........  6,227,550   $   137  $   4,349               $ 49,881     $   223       $  (138)   $ 54,452

Comprehensive Income:
 Net income for the period........                                    $ 1,593       1,593                                 1,593
 Other comprehensive income -
 unrealized gains on securities,
 net of tax and reclassification
 adjustment.......................                                        893                     893                       893
ESOT shares earned................                              11                                                           11
Stock option compensation
expense...........................                              16                                                           16
Repurchase of stock, at cost......          -                    -                                                            -
Cash dividend ($0.13 per share)                                                      (809)                                 (809)
                                   --------------------------------------------------------------------------------------------
Balances, March 31, 2008..........  6,227,550   $   137  $   4,376    $ 2,486    $ 50,665     $ 1,116       $  (138)   $ 56,156
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

                         MONROE BANCORP AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                        -----------------------
                                                                                            2008         2007
                                                                                         ---------    ---------
Operating Activities
      Net income......................................................................   $   1,593    $   2,012
      Adjustments to reconcile net income to net cash provided
       by operating activities:
          Provision for loan losses...................................................         880          285
          Depreciation and amortization...............................................         294          286
          Deferred income tax.........................................................        (355)         (51)
          Investment securities amortization (accretion), net.........................         (14)         (12)
          Securities gain.............................................................        (140)          (1)
          Origination of loans held for sale..........................................     (13,074)     (12,347)
          Proceeds from sale of loans held for sale...................................      14,070       12,706
          Gain on sale of loans held for sale.........................................        (198)        (177)
          Gain on sale of land........................................................           -          (78)
          ESOT compensation...........................................................          11           16
          (Gain)/Loss on Sale of OREO.................................................         (12)           -
          Stock-based compensation expense............................................          16           15
          Net change in:
              Trading securities......................................................         179          (97)
              Interest receivable and other assets....................................         743         (667)
              Interest payable and other liabilities..................................      10,573          988
                                                                                         ---------    ---------
                    Net cash provided by operating activities.........................      14,566        2,878
                                                                                         ---------    ---------

Investing Activities
      Purchase of securities available for sale.......................................     (26,178)     (15,308)
      Proceeds from sales of securities available for sale............................      14,747          250
      Proceeds from paydowns and maturities of securities available for sale..........      12,355       13,641
      Proceeds from paydowns and maturities of securities held to maturity............           -          645
      Proceeds from OREO sales........................................................         173            -
      Net change in loans.............................................................       1,648       (3,656)
      Proceeds from sales of premises and equipment...................................           -          142
      Purchase of premises and equipment..............................................        (438)         (77)
                                                                                         ---------    ---------
                    Net cash provided (used) by investing activities..................       2,307       (4,363)
                                                                                         ---------    ---------

Financing Activities
      Net change in:
          Noninterest-bearing, interest-bearing demand and savings deposits...........      (2,167)     (19,625)
          Certificates of deposit.....................................................      19,680       25,360
          Borrowings..................................................................     (17,081)      (8,081)
      Repayments of Federal Home Loan Bank advances...................................      (9,012)         (11)
      Proceeds from trust preferred debentures........................................           -        5,155
      Cash dividends paid.............................................................        (809)        (760)
      Repurchase of common stock......................................................           -       (2,883)
                                                                                         ---------    ---------
                    Net cash used by financing activities.............................      (9,389)        (845)
                                                                                         ---------    ---------
Net Change in Cash and Cash Equivalents...............................................       7,484       (2,330)
Cash and Cash Equivalents, Beginning of Period........................................      25,640       33,546
                                                                                         ---------    ---------
Cash and Cash Equivalents, End of Period..............................................   $  33,124    $  31,216
                                                                                         =========    =========


Supplemental cash flow disclosures
      Interest paid...................................................................   $   5,310    $   5,765
      Income tax paid.................................................................         800            -

See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2008
                                  (Unaudited)

Note 1: Basis of Presentation
-----------------------------
The consolidated condensed financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank") and the Bank's wholly owned subsidiary MB Portfolio Management, Inc ("MB") and MB's wholly owned subsidiary MB REIT, Inc. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2007, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at March 31, 2008, and for the three months ended March 31, 2008 and 2007, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                                       Three months ended
                                                  ------------------------------
                                                  March 31, 2008  March 31, 2007
                                                  --------------  --------------

    Net income (in thousands).....................  $    1,593       $    2,012
                                                    ==========       ==========
    Weighted average shares outstanding...........   6,227,550        6,461,520
    Average unearned ESOT shares..................     (11,900)         (21,100)
                                                    ----------       ----------
    Shares used to compute basic earnings
       per share..................................   6,215,650        6,440,420
    Effect of dilutive securities- stock options..      15,628           25,706
                                                    ----------       ----------
    Shares used to compute diluted earnings
       per share..................................   6,231,278        6,466,126
                                                    ==========       ==========

    Earnings per share, basic.....................  $    0.256       $    0.312
    Earnings per share, diluted...................  $    0.256       $    0.311

Options to purchase 30,000 shares of common stock at $16 per share, 210,000 shares of common stock at $22 per share, and 13,000 shares of common stock at $16.83 were all outstanding at March 31, 2008, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 210,000 shares of common stock at $22 per share were outstanding at March 31, 2007, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Note 3: Change in Accounting Principle
--------------------------------------
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

       Level 1: Quoted prices in active markets for identical assets or liabilities.
       Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
       Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Below is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Trading and Available-for-sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. At this time the Company has no securities classified as Level 3 securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

                                                                Fair Value Measurements Using
                                                          -------------------------------------------
                                                          Quoted Prices in  Significant
                                                           Active Markets     Other      Significant
                                                            for Identical   Observable   Unobservable
                                                               Assets         Inputs        Inputs
                                               Fair Value     (Level 1)      (Level 2)     (Level 3)
                                               ------------------------------------------------------
   Fair value measured on a recurring basis
     Trading securities                        $    3,481   $      3,481     $       -     $      -
     Available-for-sale securities                116,587         12,346       104,241            -

Impaired Loans
Loans impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $1,318,000 as of March 31, 2008. This valuation would be considered Level 3. Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers' financial results and other considerations including expected cash flows.

Note 4: Reclassifications
-------------------------
Reclassifications of certain amounts in the 2007 consolidated condensed financial statements have been made to conform to the 2008 presentation.

Note 5: Contingencies
---------------------
The Company and Bank are from time to time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    Results of Operations
           ----------------------------------------------------------------

General
-------
Monroe Bancorp is a one-bank holding company formed under Indiana law in 1984. The Company holds all of the outstanding stock of Monroe Bank, which was formed in 1892. Banking is the primary business activity of the Company.

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from seventeen locations in Monroe, Jackson, Lawrence and Hendricks counties in Indiana. Approximately 70 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington.

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

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 37 to 39 of the 2007 Annual Report to Shareholders. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on pages 22 to 23 of the 2007 Annual Report to Shareholders. There have been no changes in these critical accounting policies to date.

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

Management has used the following non-GAAP financial measures throughout this quarterly report on Form 10- Q.
o In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Municipal bond and municipal loan interest has been converted to a tax-equivalent rate using a federal tax rate of 34 percent. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.
o In the "Noninterest Income / Noninterest Expense" section of this document, we report noninterest income and noninterest expense without the effect of unrealized gains and losses on securities in a grantor trust ("rabbi trust") which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses and capital gain dividends on trading securities (mutual funds) held in a rabbi trust in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, and hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend, interest and capital gain dividend income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest, dividends and capital gain dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on page 4 of the consolidated financial statements as "Appreciation (depreciation) on directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year noninterest income and noninterest expense can be made if the rabbi trust realized and unrealized gains, losses, capital gain dividends and offsetting appreciation (depreciation) on the deferred compensation plans and trustee fees are removed.

Results of Operations
---------------------

Overview
--------
Net income for the first quarter of 2008 was 1,593,000, a 20.8 percent decrease from net income of $2,012,000 for the same quarter last year. Basic and diluted earnings per share for the first quarter of 2008 were $0.256, down 17.9 percent from $0.312 per basic share and down 17.7 percent from $0.311 per diluted share for the first quarter of 2007. Annualized return on average equity (ROAE) for the first quarter of 2008 decreased to 11.62 percent compared to 15.33 percent for first quarter of 2007. The annualized return on average assets (ROAA) was
0.82 percent for the first quarter of 2008 compared to 1.10 percent for the same period of 2007.

The decline in net income resulted primarily from an increase in the provision for loan losses and higher benefit expenses. Net interest income for the first quarter of 2008, after the provision for loan losses, decreased $450,000, or 8.3 percent over the first quarter of 2007. Noninterest income for the first quarter of 2008 decreased by $83,000 or 3.4 percent over the same period of 2007. Noninterest expense increased by $298,000, or 5.9 percent.

The following items affected first quarter results:

    o General Economic Conditions in the Real Estate Markets - Among the primary areas of management focus during the first quarter of 2008 was managing the deterioration of asset quality resulting from slowing economic activity and stresses in the multi-family residential housing markets. Nonperforming assets and 90-day past due loans totaled $8,355,000 (1.08 percent of total assets) at March 31, 2008 compared to $2,999,000 (0.40 percent of total assets) at March 31, 2007 and $8,214,000 (1.06 percent of total assets) at December 31, 2007. The Company's loan delinquency ratio (loan balances past due 30 days or more as a percent of total loans) was 2.24 percent at March 31, 2008, up from 0.72 percent at March 31, 2007. Due to these factors, the provision for loan losses increased $595,000 or 208.8 percent to $880,000 for the first quarter of 2008 compared to $285,000 for the same period of 2007.

    o Benefit Expenses - Benefit expenses increased by $246,000 or 56.6 percent to $681,000 for the first quarter of 2008 compared to $435,000 for the first quarter of 2007. The increase in benefit expenses resulted primarily from an increase in the cost of the Company's health insurance plan which totaled $255,000 for the first quarter of 2008, $165,000 greater than the $90,000 expense for the same period of 2007. The increase was largely due to higher claims experienced in 2008.

The Company successfully opened a new full-service banking center in Avon in Hendricks County on January 14, 2008. This followed shortly after the opening on December 11, 2007 of a new banking center in Plainfield, also in Hendricks County. Grand opening ceremonies were held during the first quarter for both banking centers. The Company previously opened a new full-service banking center in Brownsburg, Indiana in January 2006, which replaced a limited-service office opened in 2002. Management is pleased with the progress of the Brownsburg banking center. Average deposits for the month of March 2008 were $58,276,000 compared to $43,265,000 for March 2007 and $24,861,000 for March 2006. The opening of the Avon Banking Center completes the Company's transition from less visible, limited service branches in Hendricks County to more visible, strategically located full-service banking centers. Another new banking center, to be located in Noblesville, in Hamilton County, is expected to open during the late summer of 2008 and will commence the Company's growth plans in the northeast area of the Indianapolis metro region.

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

                                                                       Average Balance Sheets and Interest Rates
                                                          --------------------------------------------------------------------
                                                          Three Months Ended March 31, 2008  Three Months Ended March 31, 2007
                                                          ---------------------------------  ---------------------------------
                                                          Average              Average Rate  Average              Average Rate
                             ASSETS                       Balance   Interest   (annualized)  Balance   Interest   (annualized)
                                                          --------  --------   ------------  --------  --------   ------------
Interest earning assets
   Securities
      Taxable........................................... $  82,697  $    987       4.80%    $  87,348  $    967       4.49%
      Tax-exempt (1)....................................    38,456       508       5.31%       34,244       448       5.31%
                                                         ---------  --------                ---------  --------
          Total securities..............................   121,153     1,495       4.96%      121,592     1,415       4.72%


   Loans (2)............................................   582,255    10,003       6.91%      557,556    10,411       7.57%
   FHLB Stock...........................................     2,312        28       4.87%        2,312        31       5.44%
   Federal funds sold...................................    10,462        87       3.34%        9,381       125       5.40%
   Interest-earning deposits............................     9,611        65       2.70%        2,543        30       4.82%
                                                         ---------  --------                ---------  --------
            Total interest earning assets...............   725,793    11,678       6.47%      693,384    12,013       7.03%
                                                         ---------  --------                ---------  --------


Noninterest earning assets
  Allowance for loan losses.............................    (6,885)                            (6,280)
   Premises and equipment & other assets................    47,276                             38,746
   Cash and due from banks..............................    14,272                             15,290
                                                         ---------                          ---------
          Total assets.................................. $ 780,456                          $ 741,140
                                                         =========                          =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Total interest-bearing deposits...................... $ 568,013     4,958       3.51%    $ 516,896     5,095       4.00%
   Borrowed funds.......................................    71,552       649       3.65%       86,533     1,026       4.81%
                                                         ---------  --------                ---------  --------
      Total interest-bearing liabilities................   639,565     5,607       3.52%      603,429     6,121       4.11%
                                                         ---------  --------                ---------  --------


Noninterest-bearing liabilities
   Noninterest-bearing demand deposits..................    75,673                             76,615
   Other liabilities....................................    10,077                              7,866
   Shareholders' equity.................................    55,141                             53,230
                                                         ---------                          ---------
           Total liabilities and shareholders' equity... $ 780,456                          $ 741,140
                                                         =========                          =========


Interest margin recap
Net interest income and interest rate spread
   Tax-equivalent net interest income spread............            $  6,071       2.95%               $  5,892       2.92%
   Tax-equivalent net interest margin as a percent of
      total average earning assets......................                           3.36%                              3.45%
Tax-equivalent adjustment (1)...........................                 195                                161
                                                                    --------                           --------

          Net interest income...........................            $  5,876                           $  5,731
                                                                    ========                           ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earnings assets was 3.26 percent for the first three months of 2008 down from 3.35 percent for the same period last year. Adjusting for tax exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section (pages 9 and 10), the tax-equivalent net interest margin as a percent of average earning assets was 3.36 percent for the first three months of 2008, down from 3.45 percent for the same period last year. The nine basis point drop in the net interest margin is primarily the result of higher balances of nonperforming assets and fixed assets that existed during the first quarter of 2008.

Net interest income was $5,876,000 for the three months ended March 31, 2008 compared to $5,731,000 for the same period in 2007, an increase of 2.5 percent. Adjusting for tax exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section above, tax-equivalent net interest income was $6,071,000 for the nine months ended September 30, 2007 compared to $5,892,000 for the same period in 2007, an increase of 3.0 percent.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first quarter of 2008 was $2,364,000, an $83,000 or 3.4 percent decrease from $2,447,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, total noninterest income for the first quarter of 2008 was $2,556,000, a $149,000 or 6.2 percent increase from $2,407,000 for the same period in 2007.

Significant changes in noninterest income occurred primarily in the following areas:

     o Trust fee income totaled $608,000 for the first quarter of 2008 compared to $485,000 for the first quarter of 2007, an increase of $123,000 or 25.4 percent. Trust assets under management totaled $343,242,000 at March 31, 2008, decreasing 2.9 percent, or $10,426,000 from the $353,668,000 at December 31, 2007 and increasing by 7.6 percent, or $24,130,000 over the March 31, 2007 total of $319,112,000.
         Management does not anticipate that trust fee income will sustain this rate of growth on an ongoing basis.
     o Securities gains of $140,000 were realized from sales of securities during the first quarter of 2008 compared to $1,000 in the first quarter of 2007.
     o Debit card interchange fees were $261,000 for the first quarter of 2008 compared to $214,000 for the same period in 2007, an increase of $47,000 or 22.0 percent due to an increase in debit card usage.
     o Net losses from the sale and write down of OREO properties totaled $63,000 in the first quarter of 2008 compared to none in the first quarter of 2007.

For the quarter ending March 31, 2008, total noninterest expense was $5,391,000 an increase of $298,000 or 5.9 percent compared to $5,093,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, total noninterest expense for the first quarter of 2008 was $5,551,000, a $525,000 or 10.4 percent increase from $5,026,000 for the same period in 2007.

Significant changes in noninterest expense occurred in the following areas:

     o Salary and employee benefits increased by $276,000 or 9.2 percent during the first quarter of 2008 compared to the same period in 2007 due to increased health insurance costs and an increase in the number of employees. Approximately 3 percent of this increase was the result of annual raises.

    o Premises and equipment expenses increased $54,000 or 6.6 percent during the first quarter of 2008 compared to the same period in 2007 primarily due to the opening of two new full-service banking centers in Hendricks County.
    o Other operating expenses increased $171,000 or 20.3 percent during the first quarter of 2008 compared to the same period in 2007 due to increased expenses incurred in the normal course of business in several areas.

Income Taxes
------------
The Company records a provision for income taxes currently payable, along with a provision for those taxes payable in the future. Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting. The major difference between the effective tax rate applied to the Company's financial statement income and the federal and state statutory rate of approximately 40 percent is interest on tax-exempt securities and the effect of the Company's Delaware based investment holding company and a real estate investment trust (REIT).

The Company's effective tax rate was 19.1 percent for the three months ended March 31, 2008 compared to 28.1 percent for the same period in 2007. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a higher percentage of total income in the first quarter of 2008.


Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at March 31, 2008 were $776,786,000 a decrease of
0.2 percent or $1,294,000 compared to $778,080,000 at December 31, 2007. Loans (including loans held for sale) declined to $581,956,000 at March 31, 2008 compared to $584,831,000 at December 31, 2007, a decrease of 0.5 percent. Deposits increased to $637,230,000 at March 31, 2008 compared to $619,717,000 at December 31, 2007, an increase of $17,513,000 or 2.8 percent. Borrowings decreased to $70,328,000 at March 31, 2008 compared to $96,421,000 at December 31, 2007, a 27.1 percent decrease.

Capital
-------
Shareholders' equity increased by $1,704,000 at March 31, 2008 compared to December 31, 2007. This increase was a result of year-to-date net income of $1,593,000, unrealized gains on securities in the Company's available-for-sale securities portfolio totaling $893,000 (net of tax), ESOP shares earned of $11,000, and option expense of $16,000, offset by dividends paid of $809,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2008 and December 31, 2007, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since March 31, 2008 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                         Required for             To Be Well
                                                       Actual         Adequate Capital (1)      Capitalized (1)
                                                  --------------------------------------------------------------
                                                   Amount    Ratio      Amount     Ratio      Amount       Ratio
                                                  --------------------------------------------------------------
As of March 31, 2008
--------------------
Total capital (1) (to risk-weighted assets)
    Consolidated................................. $ 70,548  11.58 %    $ 48,752    8.00 %         N/A     N/A
    Bank.........................................   70,003  11.55        48,480    8.00      $ 60,600     10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated.................................   63,275  10.38        24,376    4.00           N/A     N/A
    Bank.........................................   62,730  10.35        24,240    4.00        36,360      6.00
Tier I capital (1) (to average assets)
    Consolidated.................................   63,275   8.11        31,218    4.00           N/A     N/A
    Bank.........................................   62,730   8.08        31,054    4.00        38,818      5.00

As of December 31, 2007
-----------------------
Total capital (1) (to risk-weighted assets)
    Consolidated................................. $ 69,106  11.37 %    $ 48,624    8.00 %         N/A     N/A
    Bank.........................................   68,430  11.33        48,325    8.00      $ 60,406     10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated.................................   62,452  10.28        24,312    4.00           N/A     N/A
    Bank.........................................   61,776  10.23        24,162    4.00        36,244      6.00
Tier I capital (1) (to average assets)
    Consolidated.................................   62,452   8.14        30,701    4.00           N/A     N/A
    Bank.........................................   61,776   8.09        30,548    4.00        38,185      5.00

(1) As defined by regulatory agencies


Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans internally to assist management in addressing collection and other risks. The Bank maintains a "watch list" representing credits that require above average attention in order to mitigate the risk of default or loss. Over the periods noted below, the watch list consisted of the following:

     Watch List Data                          3/31/2008  12/31/2007   3/31/2007
     ---------------                         ----------  ----------  ----------
     Total Watch List ($)                    25,528,000  18,478,000  13,876,000
     Number of Watch List Customers                  52          43          48
     Total Watch List $ > 30 Days Past Due   10,874,000   7,793,000   8,718,000
     Total Watch List $ Secured by R/E       22,338,000  16,207,000  10,296,000
     Total Watch List $ Secured by Non-R/E    2,891,000   1,972,000   3,214,000
     Total Watch List $ Unsecured               299,000     299,000     366,000

As of March 31, 2008, 57.4 percent of the watch list exposure was less than thirty days past due, compared to 57.8 percent as of December 31, 2007 and 37.2 percent as of March 31, 2007. The largest areas of stress within the loan portfolio are loans for Residential Real Estate Development and loans secured by 1-4 Family Non-Owner Occupied Residential Properties. As of March 31, 2008, loans totaling $42,892,000 were secured by Residential Real Estate Development collateral with $9,149,000 of these loans being on the watch list of which $4,828,000 were more than thirty days past due. The majority ($36,832,000 or 85.9 percent) of the $42,892,000 of loans secured by Residential Real Estate Development collateral were originated out of the Central Indiana region (greater Indianapolis). Of the $36,832,000 of loans originated by the Central Indiana region and secured by Residential Real Estate Development collateral, $9,088,000 of these loans were on the watch list (included in the $9,149,000 reported above), of which $4,766,000 were more than thirty days past due.

In addition, as of March 31, 2008, there were $52,001,000 of loans secured by 1-4 Family Non-Owner Occupied Residential Properties with $4,228,000 of these loans being on the watch list of which $2,831,000 were more than thirty days past due. These two categories combined account for 52.4 percent of the watch list. Approximately 26.1 percent ($13,567,000) of the $52,001,000 of loans secured by 1-4 Family Non-Owner Occupied Residential Properties were originated out of the Central Indiana region. Of the $13,567,000 of loans originated by the Central Indiana region and secured by 1-4 Family Non-Owner Occupied Properties, $3,174,000 of these loans were on the watch list (included in the $4,228,000 reported above), of which $2,345,000 were more than thirty days past due.

Although the amount of loans internally classified has increased, Management believes that the Bank has sufficient collateral to reduce any potential losses. The allowance for loan losses was $7,273,000, or 1.25 percent of portfolio loans (excluding loans held for sale) at March 31, 2008 compared to $6,654,000, or
1.14 percent, of portfolio loans at December 31, 2007. A portion of classified loans are nonaccrual loans. The Bank had nonperforming assets (nonaccrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $8,355,000 or 1.08 percent of total assets at March 31, 2008 compared to $8,214,000 or 1.06 percent of total assets at December 31, 2007.

During the first quarter of 2008, the Bank had net loan charge offs totaling $261,000 compared to $213,000 charged off for the same period in 2007. Past due loans (30 days or more) were 2.24 percent of total loans at March 31, 2008 compared to 0.72 percent of total loans at March 31, 2007.

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

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB), to obtain brokered certificates of deposit (CDs) and to borrow on a line of credit. FHLB advances were $9,262,000 at March 31, 2008 compared to $18,273,000 at December 31, 2007. At March 31, 2007, the Company had excess borrowing capacity at the FHLB of $45,213,000 as limited by the Company's board resolution in effect at that date. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity.

Over the past year, the Company has also utilized alternative funding sources. The Company obtained an unsecured line of credit with U. S. Bank during 2006. The maximum amount that can be borrowed is $10,000,000. The line of credit carries a variable interest rate of 1.50 percent over LIBOR and changes monthly. At March 31, 2008, the Company had $10,000,000 available on this line of credit. In July 2005, the Company began using brokered CDs as an alternate source of funding. As of both March 31, 2008 and December 31, 2007, the Company had $10,034,000 of brokered CDs on its balance sheet, compared to $17,972,000 at March 31, 2007.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to repurchase stock. During the past twelve months, the main source of funding for the holding company has been proceeds from trust preferred debentures. Prior to that, the main source of funding for the holding company was dividends from the Bank. During the first quarter of 2008, the Bank paid dividends totaling $798,000 to the holding company. As of April 1, 2008, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $10,560,000, versus $9,628,000 at January 1, 2008. As discussed in Note 11 to the Consolidated Financial Statements (page 47 of the 2007 Annual Report to Shareholders) and
Item 1 of the December 31, 2007 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 6 of the consolidated condensed financial statements). During the three months ended March 31, 2008, $14,566,000 of cash was provided by operating activities, compared to $2,878,000 used during the same period in 2007. The increase in this area was primarily a result of an increase in other liabilities. During the first three months of 2008, $2,307,000 was provided by investing activities, compared to $4,363,000 being used in the same period of 2007. The cash provided in this category occurred primarily due to the net change in loans which provided $1,648,000 in cash for the first three months of 2008 compared to using $3,656,000 of cash in the same period of 2007. During the first three months of 2008, $9,389,000 of cash was used by financing activities compared to $845,000 used during the same period in 2007. The increase in this area was primarily the result of the repayments of FHLB advances.

Overall, net cash and cash equivalents increased $7,484,000 during the three months ended March 31, 2008 compared to a decrease of $2,330,000 in the same period of 2007.

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

Future Accounting Matters
-------------------------
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115," which was effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; b) is irrevocable (unless a new election date occurs);

and c) is applied only to entire instruments and not to portions of instruments. Management did not elect the fair value option for any financial assets or liabilities. Management has determined the adoption of this Statement as of January 1, 2008 will not have a material effect on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which replaces SFAS No. 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition- related costs and restructuring costs separately from the business combination as period expense. This statement requires that loans acquired in a purchase business combination be the present value of amounts to be received. Valuation allowances should reflect only those losses incurred by the investor after acquisition. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently in the process of determining what effect the provisions of this statement will have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51." This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently in the process of determining what effect the provisions of this statement will have on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently in the process of determining what effect the provisions of this statement will have on the Company's consolidated financia l statements.

Forward-Looking Statements
--------------------------
This Quarterly Report on Form 10-Q contain forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) prepayment speeds, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affect the business of the Company; and (6) changes in real estate values or the real estate markets. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.


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

The Company's interest sensitivity position at March 31, 2008 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's March 31, 2008 balance sheet under various rate shocks:

                        Projected Net Interest   $ Change
                           Income Over the    in Net Interest      % Change
Change in Interest Rate   Next Twelve Months       Income       in Net Interest
    (basis points)          (in thousands)    (in thousands)        Income
-------------------------------------------------------------------------------
        +200                    $ 21,508        $  (1,856)         (7.94)  %
        +100                      22,465             (899)         (3.85)
          0                       23,364                0              0
        -100                      23,974              610           2.61
        -200                      24,549            1,185           5.07


For comparative purposes, the following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2007 balance sheet under various rate shocks:

Projected Change in Net Interest Income - December 31, 2007


                        Projected Net Interest   $ Change
                           Income Over the    in Net Interest      % Change
Change in Interest Rate   Next Twelve Months       Income       in Net Interest
    (basis points)          (in thousands)    (in thousands)        Income
-------------------------------------------------------------------------------
        +200                    $ 20,726        $  (1,247)         (5.68)  %
        +100                      21,434             (539)         (2.45)
          0                       21,973                0              0
        -100                      22,092              119           0.54
        -200                      22,030               57           0.26


The Company's liability sensitivity over the twelve-month horizon has increased during the first quarter as borrowers have taken actions to lock in current low rates and depositors have tended to show a preference for shorter term or liquid deposit products. Additionally, the Company experienced significant ($30 million) growth in public funds jumbo certificates of deposits (CD's) that typically reprice in seven to twenty days. As a result, the projected net change in net income related to upward or downward rate shocks is greater than it was on December 31, 2007.

Management believes a 200 basis point (2 percent) change in interest rates, in either direction, over the next twelve months is unlikely. Nonetheless, it is informative to quantify how rate changes of this magnitude could affect net interest income derived from the Company's current balance sheet and use this measure to the Company's interest rate risk.

The March 31, 2008 table indicates that the Bank's projected net interest income for the next twelve months would decline by 7.9 percent in the event of a sudden and sustained 200 basis point increase in interest rates. This result is largely driven by the Company having more liabilities, primarily deposits, that would reprice over the twelve month horizon than assets. As a result, the Company's net interest expense would increase faster than interest income in the event of an upward rate shock.

Net interest income is projected to increase in the event of an immediate 200 basis point decrease in interest rates. The projected 5.1 percent increase in net interest income is largely the result of the Company's increased liability sensitivity, much of which resulted from a $30 million increase in public funds jumbo CD's during the first quarter. Public Jumbo CD's tend to be for very short terms (often seven to twenty days) which makes them very sensitive to changing rates. Borrowers increasingly locking in current low rates by extending the term of their debt has also contributed to the increase in liability sensitivity.

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


Item 4.    Controls and Procedures.
-------    ------------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2008 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information
---------------------------

Item 1.    Legal Proceedings.
-------    ------------------
           None

Item 1A.   Risk Factors.
-------    -------------
           There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
-------    ------------------------------------------------------------
           Stock Repurchased During the First Quarter of 2008
           --------------------------------------------------
           The stock repurchase plan was announced June 16, 2006. Total dollar amount approved: $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities for the fourth quarter of 2007 and the first quarter of 2008. The Company's most recent stock repurchase transaction took place on August 7, 2007.

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

10(xi)* Schedule of 2008 Directors Compensation Arrangements is incorporated by reference to Item 9B of the registrant's Form 10-K filed March 13, 2008.

10(xii)* Schedule of 2008 Executive Officers Compensation Arrangements is incorporated by reference to Item 9B of the registrant's Form 10-K filed March 13, 2008.

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

                                  MONROE BANCORP

     Date:   May 8, 2008          By: /s/ Mark D. Bradford
             -----------              --------------------------------------
                                      Mark D. Bradford, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

     Date:   May 8, 2008          By: /s/ Gordon M. Dyott
             -----------              --------------------------------------
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

10(xi)* Schedule of 2008 Directors Compensation Arrangements is incorporated by reference to Item 9B of the registrant's Form 10-K filed March 13, 2008.

10(xii)* Schedule of 2008 Executive Officers Compensation Arrangements is incorporated by reference to Item 9B of the registrant's Form 10-K filed March 13, 2008.

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