Form 10-Q
period 2008-06-30
MONROE BANCORP
filed 2008-08-11
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Outstanding Shares of Common Stock on August 8, 2008: 6,227,550

                         MONROE BANCORP AND SUBSIDIARY
                                   FORM 10-Q

                                     INDEX
                                                                        Page No.
                                                                        --------

Part I. Financial Information:


   Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets ..........................3

               Consolidated Condensed Statements of Income - Six Months........4

               Consolidated Condensed Statements of Income - Three Months......5

               Consolidated Condensed Statement of Shareholders' Equity........6

               Consolidated Condensed Statements of Cash Flows ................7

               Notes to Consolidated Condensed Financial Statements............8

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk........22

   Item 4.  Controls and Procedures ..........................................24

Part II. Other Information:

   Item 1.  Legal Proceedings.................................................24

   Item 1A. Risk Factors......................................................24

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......24

   Item 3.  Defaults Upon Senior Securities ..................................24

   Item 4.  Submission of Matters to a Vote of Security Holders...............24

   Item 5.  Other Information.................................................25

   Item 6.  Exhibits..........................................................25

Signatures....................................................................28

Exhibit Index.................................................................29

     Part I. Financial Information

     Item 1. Financial Statements

                         MONROE BANCORP AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                  June 30,   December 31,
                                                                                    2008         2007
                                                                                 (Unaudited)
                                                                                 ----------- ------------
Assets
     Cash and due from banks..................................................... $  13,005   $  19,929
     Federal funds sold..........................................................     2,493       1,077
     Interest-earning deposits...................................................    13,297       4,634
                                                                                  ---------   ---------
         Total cash and cash equivalents                                             28,795      25,640

     Trading securities, at fair value...........................................     3,495       3,647
     Investment securities:
         Available for sale......................................................   102,091     121,005
         Held to maturity........................................................     1,005       1,006
                                                                                  ---------   ---------
            Total investment securities..........................................   103,096     122,011

     Loans.......................................................................   598,259     581,857
     Allowance for loan losses...................................................    (7,748)     (6,654)
                                                                                  ---------   ---------
         Net loans...............................................................   590,511     575,203
     Loans held for sale.........................................................     4,110       2,974
     Premises and equipment......................................................    20,534      20,029
     Federal Home Loan Bank of Indianapolis stock, at cost.......................     2,312       2,312
     Other assets................................................................    25,351      26,264
                                                                                  ---------   ---------
                    Total assets................................................. $ 778,204   $ 778,080
                                                                                  =========   =========

Liabilities
     Deposits:
         Noninterest-bearing..................................................... $  79,548   $  81,542
         Interest-bearing........................................................ $ 544,323     538,175
                                                                                  ---------   ---------
            Total deposits....................................................... $ 623,871     619,717

     Borrowings.................................................................. $  88,723      96,421
     Other liabilities........................................................... $   9,578       7,490
                                                                                  ---------   ---------
                    Total liabilities............................................ $ 722,172     723,628

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
        Authorized, 18,000,000 shares
        Issued and outstanding - 6,227,550 and 6,227,550 shares, respectively           137         137
     Additional paid-in capital..................................................     4,398       4,349
     Retained earnings...........................................................    51,718      49,881
     Accumulated other comprehensive income (loss)...............................       (83)        223
     Unearned ESOT shares........................................................      (138)       (138)
                                                                                  ---------   ---------
                    Total shareholders' equity...................................    56,032      54,452
                                                                                  ---------   ---------
                    Total liabilities and shareholders' equity................... $ 778,204   $ 778,080
                                                                                  =========   =========

     See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  ----------------------
                                                                                    2008          2007
                                                                                  --------      --------
Interest Income
     Loans, including fees....................................................... $ 19,052      $ 21,166
     Trading securities..........................................................       55            54
     Investment securities
         Taxable.................................................................    1,876         1,958
         Tax exempt..............................................................      671           601
     Federal funds sold..........................................................      110           262
     Other interest income.......................................................       84            60
                                                                                  --------      --------
                    Total interest income........................................   21,848        24,101
                                                                                  --------      --------

Interest Expense
     Deposits....................................................................    9,035        10,502
     Short-term borrowings.......................................................      514         1,312
     Other borrowings............................................................      667           703
                                                                                  --------      --------
                    Total interest expense.......................................   10,216        12,517
                                                                                  --------      --------
                    Net interest income..........................................   11,632        11,584
     Provision for loan losses...................................................    1,930           540
                                                                                  --------      --------
                    Net interest income after provision for loan losses..........    9,702        11,044
                                                                                  --------      --------

Noninterest Income
     Fiduciary activities........................................................    1,242         1,022
     Service charges on deposit accounts.........................................    1,854         1,799
     Commission income...........................................................      466           471
     Securities gains ...........................................................      579            42
     Unrealized gains (losses) on trading securities.............................     (266)          116
     Net gains on loans sales....................................................      372           439
     Debit card interchange fees.................................................      542           452
     Other operating income......................................................      599           791
                                                                                  --------      --------
                    Total other income...........................................    5,388         5,132
                                                                                  --------      --------

Noninterest Expenses
     Salaries and employee benefits..............................................    6,421         6,187
     Net occupancy and equipment expense.........................................    1,703         1,536
     Advertising.................................................................      398           387
     Legal fees..................................................................      287           273
     Appreciation (depreciation) in directors' and executives'
         deferred compensation plans.............................................     (187)          212
     Other operating expense.....................................................    2,140         1,764
                                                                                  --------      --------
                    Total other expenses.........................................   10,762        10,359
                                                                                  --------      --------

                    Income before income tax.....................................    4,328         5,817
                    Income tax expense...........................................      875         1,615
                                                                                  --------      --------
                                   Net income.................................... $  3,453      $  4,202
                                                                                  ========      ========

     Basic earnings per share.................................................... $  0.555      $  0.660
     Diluted earnings per share.................................................. $  0.554      $  0.657
     Dividends declared and paid per share....................................... $   0.26      $   0.24

     See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                    Three Months Ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                     2008          2007
                                                                                   --------      --------
Interest Income
     Loans, including fees........................................................ $  9,051      $ 10,754
     Trading securities...........................................................       23            27
     Investment securities
         Taxable..................................................................      893           989
         Tax exempt...............................................................      336           305
     Federal funds sold...........................................................       23           136
     Other interest income........................................................       40            38
                                                                                   --------      --------
                    Total interest income.........................................   10,366        12,249
                                                                                   --------      --------

Interest Expense
     Deposits.....................................................................    4,077         5,408
     Short-term borrowings........................................................      205           607
     Other borrowings.............................................................      328           381
                                                                                   --------      --------
                    Total interest expense........................................    4,610         6,396
                                                                                   --------      --------
                    Net interest income...........................................    5,756         5,853
     Provision for loan losses....................................................    1,050           255
                                                                                   --------      --------
                    Net interest income after provision for loan losses...........    4,706         5,598
                                                                                   --------      --------

Noninterest Income
     Fiduciary activities.........................................................      634           537
     Service charges on deposit accounts..........................................      985           932
     Commission income............................................................      246           239
     Securities gains.............................................................      439            41
     Unrealized gains (losses) on trading securities..............................      (50)           83
     Net gains on loans sales.....................................................      175           262
     Debit card interchange fees..................................................      281           238
     Other operating income.......................................................      314           353
                                                                                   --------      --------
                    Total other income............................................    3,024         2,685
                                                                                   --------      --------

Noninterest Expenses
     Salaries and employee benefits...............................................    3,156         3,198
     Net occupancy and equipment expense..........................................      830           717
     Advertising..................................................................      179           162
     Legal fees...................................................................      102           118
     Appreciation (depreciation) in directors' and executives'
         deferred compensation plans..............................................      (23)          148
     Other operating expense......................................................    1,127           923
                                                                                   --------      --------
                    Total other expenses..........................................    5,371         5,266
                                                                                   --------      --------

                    Income before income tax......................................    2,359         3,017
                    Income tax expense............................................      499           827
                                                                                   --------      --------
                                   Net income..................................... $  1,860      $  2,190
                                                                                   ========      ========

     Basic earnings per share..................................................... $  0.299      $  0.348
     Diluted earnings per share................................................... $  0.299      $  0.346
     Dividends declared and paid per share........................................ $   0.13      $   0.12

     See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Six Months Ended
                                 June 30, 2008
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                                             Unearned
                                     Common Stock                                            Accumulated     Employee
                                 -------------------   Additional                               Other         Stock
                                    Shares              Paid in    Comprehensive  Retained  Comprehensive   Ownership
                                 Outstanding  Amount    Capital        Income     Earnings  Income (Loss)  Trust Shares   Total
                                 -----------------------------------------------------------------------------------------------
Balances January 1, 2008......... 6,227,550   $  137    $  4,349                  $ 49,881     $   223       $   (138)  $ 54,452

Comprehensive Income:
Net income for the period........                                     $  3,453       3,453                                 3,453
 Other comprehensive income -
  unrealized loss on securities,
  net of tax and reclassification
  adjustment.....................                                         (306)                   (306)                     (306)
ESOT shares earned...............                             18                                                              18
Stock option compensation
  expense........................                             31                                                              31
Repurchase of stock, at cost.....         -                    -                                                               -
Cash dividend ($0.26 per share)                                                     (1,616)                               (1,616)
                                 -----------------------------------------------------------------------------------------------
Balances June 30, 2008........... 6,227,550   $  137    $  4,398      $  3,147    $ 51,718     $   (83)      $   (138)  $ 56,032
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

                         MONROE BANCORP AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                   -----------------------
                                                                                     2008          2007
                                                                                   ---------     ---------
Operating Activities
      Net income.................................................................. $   3,453     $   4,202
      Adjustments to reconcile net income to net cash provided
           by operating activities:
          Provision for loan losses...............................................     1,930           540
          Depreciation and amortization...........................................       584           550
          Deferred income tax.....................................................      (553)          (75)
          Investment securities amortization, net.................................       (19)          (25)
          Investment securities gains including redemptions.......................      (579)          (41)
          Net change in trading securities........................................       166             6
          Gain on disposal of premises and equipment..............................        (6)          (81)
          Origination of loans held for sale......................................   (26,669)      (31,454)
          Proceeds from sale of loans held for sale...............................    25,906        31,347
          Gain on sale of loans held for sale.....................................      (372)         (439)
          ESOT shares earned......................................................        18            32
          (Gain) loss on sale of foreclosed assets................................       (14)            -
          Stock-based compensation expense........................................        31            30
          Net change in:
              Interest receivable and other assets................................     1,281        (1,363)
              Interest payable and other liabilities..............................     4,339        (1,922)
                                                                                   ---------     ---------
                    Net cash provided by operating activities.....................     9,496         1,307
                                                                                   ---------     ---------

Investing Activities
      Purchase of securities available for sale...................................   (40,106)      (30,123)
      Proceeds from sales of securities available for sale........................    39,525           250
      Proceeds from paydowns and maturities of securities available for sale......    17,359        29,756
      Proceeds from paydowns and maturities of securities held to maturity........         -           646
      Proceeds from sale of foreclosed assets.....................................       660
      Net change in loans.........................................................   (17,536)       (4,177)
      Proceeds from sale of premises and equipment................................         6
      Purchase of premises and equipment..........................................    (1,089)       (2,732)
                                                                                   ---------     ---------
                    Net cash used by investing activities.........................    (1,181)       (6,380)
                                                                                   ---------     ---------

Financing Activities
      Net change in:
          Noninterest-bearing, interest-bearing demand and savings deposits.......    14,024        45,653
          Certificates of deposit.................................................    (9,870)      (20,388)
          Borrowings..............................................................   (10,674)      (14,009)
      Proceeds from Federal Home Loan Bank advances...............................    15,000
      Repayments of Federal Home Loan Bank advances...............................   (12,024)          (22)
      Cash dividends paid.........................................................    (1,616)       (1,511)
      Proceeds from trust preferred debentures....................................         -         5,155
      Repurchase of common stock..................................................         -        (4,086)
                                                                                   ---------     ---------
                    Net cash provided (used) by financing activities..............    (5,160)       10,792
                                                                                   ---------     ---------
Net Change in Cash and Cash Equivalents...........................................     3,155         5,719
Cash and Cash Equivalents, Beginning of Period....................................    25,640        33,546
                                                                                   ---------     ---------
Cash and Cash Equivalents, End of Period.......................................... $  28,795     $  39,265
                                                                                   =========     =========

Supplemental cash flow disclosures
      Interest paid............................................................... $  10,225     $  11,863
      Income tax paid.............................................................     1,400         1,520

See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 June 30, 2008
                                  (Unaudited)

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

The interim consolidated condensed financial statements at June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                                                  Six months ended
                                                             ----------------------------
                                                             June 30, 2008  June 30, 2007
                                                             -------------  -------------
            Net income (in thousands)....................... $       3,453  $       4,202
                                                             =============  =============
            Weighted average shares outstanding.............     6,227,550      6,389,074
            Average unearned ESOT shares....................       (10,700)       (19,900)
                                                             -------------  -------------
            Shares used to compute basic earnings
               per share....................................     6,216,850      6,369,174
            Effect of dilutive securities- stock options....        12,829         25,971
                                                             -------------  -------------
            Shares used to compute diluted earnings
               per share....................................     6,229,679      6,395,145
                                                             =============  =============

            Earnings per share, basic....................... $       0.555  $        0.660
            Earnings per share, diluted..................... $       0.554  $        0.657

Options to purchase 30,000 shares of common stock at $16 per share, 210,000 shares of common stock at $22 per share, and 13,000 shares of common stock at $16.83 were outstanding at June 30, 2008, and options to purchase 210,000 shares of common stock at $22 per share were outstanding at June 30, 2007, but were not included in the computation of diluted earnings per share for the six months ended June 30, 2008 and 2007, respectively because the options' exercise price was greater than the average market price of the common shares.

                                                                  Three months ended
                                                             ----------------------------
                                                             June 30, 2008  June 30, 2007
                                                             -------------  -------------
             Net income (in thousands)...................... $       1,860  $       2,190
                                                             =============  =============
             Weighted average shares outstanding............     6,227,550      6,317,424
             Average unearned ESOT shares...................        (9,500)       (18,700)
                                                             -------------  -------------
             Shares used to compute basic earnings
                per share...................................     6,218,050      6,298,724
             Effect of dilutive securities- stock options...        10,029         26,236
                                                             -------------  -------------
             Shares used to compute diluted earnings
                per share...................................     6,228,079      6,324,960
                                                             =============  =============

             Earnings per share, basic...................... $       0.299  $       0.348
             Earnings per share, diluted.................... $       0.299  $       0.346

Options to purchase 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16 per share, 210,000 shares of common stock at $22 per share, and 13,000 shares of common stock at $16.83 were outstanding at June 30, 2008, and options to purchase 210,000 shares of common stock at $22 per share were outstanding at June 30, 2007, but were not included in the computation of diluted earnings per share for the three months ended June 30, 2008 and 2007, respectively because the options' exercise price was greater than the average market price of the common shares.


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

Below is a description of the valuation methodologies used for instruments measured at fair value on a recurring and non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Impaired Loans
Loans impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. During 2008, certain impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $2,144,000 as of June 30, 2008. This valuation would be considered Level 3. Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers' financial results and other considerations including expected cash flows.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

                                                                Fair Value Measurements Using
                                                        ---------------------------------------------
                                                        Quoted Prices in   Significant
                                                         Active Markets       Other      Significant
                                                          for Identical     Observable   Unobservable
                                                             Assets           Inputs        Inputs
                                             Fair Value     (Level 1)        (Level 2)     (Level 3)
                                             --------------------------------------------------------
Fair value measured on a recurring basis
  Trading securities                         $    3,495     $   3,495        $       -    $        -
  Available-for-sale securities                 102,091        11,155           90,936             -
Fair value measured on a non-recurring basis
  Impaired loans, net of specific allowance       2,144             -                -         2,144


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

Results of Operations
---------------------

Overview
--------
Net income for the second quarter of 2008 was 1,860,000, a 15.1 percent decrease from net income of $2,190,000 for the same quarter last year. Basic and diluted earnings per share for the second quarter of 2008 were $0.299, down 14.1 percent from $0.348 per basic share and down 13.6 percent from $0.346 per diluted share for the second quarter of 2008. Annualized return on average equity (ROAE) for the second quarter of 2008 decreased to 13.26 percent compared to 16.93 percent for second quarter of 2007. The annualized return on average assets (ROAA) was
0.96 percent for the second quarter of 2008 compared to 1.17 percent for the same period of 2007.

Net income for the first six months of 2008 was $3,453,000, a 17.8 percent decrease from net income of $4,202,000 for the same period last year. Basic earnings per share for the first six months of 2008 were $0.555, down 15.9 percent from $0.660 per share for the same period of 2007. Diluted earnings per share for the first six months of 2008 were $0.554, down 15.7 percent from $0.657 per share for the same period of 2007. Annualized ROAE for the six months ended June 30, 2008 decreased to 12.46 percent compared to 16.09 percent for the first six months of 2007. The annualized ROAA was 0.89 percent for the six months ended June 30, 2008 compared to 1.14 percent for the first six months of 2007.

The decline in net income resulted primarily from an increase in the provision for loan losses. The provision for loan losses totaled $1,050,000 for the second quarter of 2008 compared to $255,000 for the same period of 2007. Net interest income for the second quarter of 2008, after the provision for loan losses, decreased $892,000, or 15.9 percent from the second quarter of 2007. The provision for loan losses totaled $1,930,000 for the six months ended June 30, 2008 compared to $540,000 for the same period of 2007. Net interest income for the six months ended June 30, 2008, after the provision for loan losses, decreased by $1,342,000 or 12.2 percent compared to the same period in 2007.

The following items affected second quarter and year-to-date results:

    o General Economic Conditions in the Real Estate Markets - Among the primary areas of management focus during 2008 were managing the deterioration of asset quality resulting from slowing economic activity and stresses in the multi-family residential housing markets. Nonperforming assets and 90-day past due loans totaled $16,472,000 (2.12 percent of total assets) at June 30, 2008 compared to $8,355,000 (1.08 percent of total assets) at March 31, 2008 and $3,397,000 (0.44 percent of total assets) at June 30, 2007.
    o Securities Gains - Securities gains of $579,000 were realized from sales of securities during the first six months of 2008 compared to $42,000 in the same period of 2007.
    o Benefit Expenses - Benefit expenses increased by $318,000 or 35.4 percent to $1,216,000 for the first six months of 2008 compared to $898,000 for the first six months of 2007. The increase in benefit expenses resulted primarily from an increase in the cost of the Company's health insurance plan which totaled $459,000 for the first six months of 2008, $249,000 greater than the $210,000 expense for the same period of 2007. The increase was largely due to higher claims experienced in 2008.
    o Deposit Insurance Expense - The Company experienced a $169,000 or 491.5 percent increase in deposit insurance expense in the first six months of 2008 related to the Federal Deposit Insurance Reform Act of 2005.
    o Occupancy Expense - The Company opened two new full service banking centers, one in December of 2007 and the second in January of 2008 which contributed to the $167,000 or 10.9 percent increase in occupancy expense in the first six months of 2008 compared to the same period in 2007.

The Company successfully opened a new full-service banking center in Avon in Hendricks County on January 14, 2008. This followed shortly after the opening on December 11, 2007 of a new banking center in Plainfield, also in Hendricks County. Grand opening ceremonies were held during the first quarter for both banking centers. The Company previously opened a new full-service banking center in Brownsburg, Indiana in January 2006, which replaced a limited-service office opened in 2002. Management is pleased with the progress of its Hendricks County banking centers. Average deposits for the month of June 2008 at the Brownsburg banking center were $45,692,000 compared to $44,816,000 for June 2007 and $29,730,000 for June 2006. Average deposits for the month of June 2008 at the Plainfield and Avon banking centers were $19,289,000 and 17,185,000, respectively. The opening of the Avon Banking Center completes the Company's transition from less visible, limited service branches in Hendricks County to more visible, strategically located full-service banking centers. Another new banking center, to be located in Noblesville, in Hamilton County, is expected to open in September 2008 and will commence the Company's growth plans in the northeast area of the Indianapolis metro region.

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

                                                                       Average Balance Sheets and Interest Rates
                                                        -----------------------------------------------------------------------
                                                          Six Months Ended June 30, 2008       Six Months Ended June 30, 2007
                                                        ----------------------------------   ----------------------------------
                                                         Average              Average Rate    Average              Average Rate
                           ASSETS                        Balance   Interest   (annualized)    Balance   Interest   (annualized)
                                                        ---------  --------   ------------   ---------  --------   ------------
Interest earning assets
   Securities
      Taxable.......................................... $  79,511  $  1,869       4.73%      $  86,706  $  1,960       4.56%
      Tax-exempt (1)...................................    39,160     1,017       5.22%         34,615       911       5.30%
                                                        ---------  --------                  ---------  --------
         Total securities..............................   118,671     2,886       4.89%        121,321     2,871       4.77%

   Loans (2)...........................................   586,783    19,060       6.53%        561,486    21,172       7.60%
   FHLB Stock..........................................     2,312        62       5.39%          2,312        52       4.54%
   Federal funds sold..................................     7,184       110       3.07%          9,538       262       5.54%
   Interest-earning deposits...........................     9,667       114       2.37%          3,393        84       4.97%
                                                        ---------  --------                  ---------  --------
          Total interest earning assets................   724,617    22,232       6.17%        698,050    24,441       7.06%
                                                        ---------  --------                  ---------  --------

Noninterest earning assets
  Allowance for loan losses............................    (7,130)                              (6,305)
   Premises and equipment & other assets...............    47,615                               39,969
   Cash and due from banks.............................    13,420                               14,624
                                                        ---------                            ---------
         Total assets.................................. $ 778,522                            $ 746,338
                                                        =========                            =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Total interest-bearing deposits..................... $ 561,039     9,035       3.24%      $ 523,493    10,502       4.05%
   Borrowed funds......................................    73,805     1,181       3.22%         83,867     2,015       4.85%
                                                        ---------  --------                  ---------  --------
      Total interest-bearing liabilities...............   634,844    10,216       3.24%        607,360    12,517       4.16%
                                                        ---------  --------                  ---------  --------


Noninterest-bearing liabilities
   Noninterest-bearing demand deposits.................    77,367                               78,017
   Other liabilities...................................    10,584                                8,305
   Shareholders' equity................................    55,727                               52,656
                                                        ---------                            ---------
          Total liabilities and shareholders' equity... $ 778,522                            $ 746,338
                                                        =========                            =========


Interest margin recap
Net interest income and interest rate spread
   Tax-equivalent net interest income spread...........              12,016       2.93%                   11,924       2.90%
   Tax-equivalent net interest margin as a percent of
       total average earning assets....................                           3.33%                                3.44%
Tax-equivalent adjustment (1)..........................                 384                                  340
                                                                   --------                             --------

   Net interest income                                               11,632                             $ 11,584
                                                                   ========                             ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                       Average Balance Sheets and Interest Rates
                                                        -----------------------------------------------------------------------
                                                         Three Months Ended June 30, 2008     Three Months Ended June 30, 2007
                                                        ----------------------------------   ----------------------------------
                                                         Average              Average Rate    Average              Average Rate
                           ASSETS                        Balance   Interest   (annualized)    Balance   Interest   (annualized)
                                                        ---------  --------   ------------   ---------  --------   ------------
Interest earning assets
   Securities
      Taxable.......................................... $  76,315  $    882       4.65%      $  86,072  $    995       4.64%
      Tax-exempt (1)...................................    39,864       510       5.14%         34,981       462       5.30%
                                                        ---------  --------                  ---------  --------
          Total securities.............................   116,179     1,392       4.82%        121,053     1,457       4.83%

   Loans (2)...........................................   591,310     9,057       6.16%        565,373    10,761       7.63%
   FHLB Stock..........................................     2,312        34       5.96%          2,312        22       3.82%
   Federal funds sold..................................     3,907        23       2.39%          9,693       136       5.63%
   Interest-earning deposits...........................     9,733        49       2.03%          4,233        52       4.97%
                                                        ---------  --------                  ---------  --------
           Total interest earning assets...............   723,441    10,555       5.87%        702,664    12,428       7.09%
                                                        ---------  --------                  ---------  --------

Noninterest earning assets
  Allowance for loan losses............................    (7,375)                              (6,329)
   Premises and equipment & other assets...............    47,956                               41,180
   Cash and due from banks.............................    12,567                               13,965
                                                        ---------                            ---------
          Total assets................................. $ 776,589                            $ 751,480
                                                        =========                            =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Total interest-bearing deposits..................... $ 554,065     4,077       2.96%      $ 530,015     5,408       4.09%
   Borrowed funds......................................    76,056       533       2.82%         81,231       988       4.88%
                                                        ---------  --------                  ---------  --------
      Total interest-bearing liabilities...............   630,121     4,610       2.94%        611,246     6,396       4.20%
                                                        ---------  --------                  ---------  --------


Noninterest-bearing liabilities
   Noninterest-bearing demand deposits.................    79,062                               79,405
   Other liabilities...................................    10,986                                8,937
   Shareholders' equity................................    56,420                               51,892
                                                        ---------                            ---------
           Total liabilities and shareholders' equity.. $ 776,589                            $ 751,480
                                                        =========                            =========


Interest margin recap
Net interest income and interest rate spread
   Tax-equivalent net interest income spread...........            $  5,945       2.93%                 $  6,032       2.90%
   Tax-equivalent net interest margin as a percent of
      total average earning assets.....................                           3.31%                                3.44%
Tax-equivalent adjustment (1)..........................                 189                                  179
                                                                   --------                             --------

          Net interest income..........................            $  5,756                             $  5,853
                                                                   ========                             ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earnings assets was 3.23 percent for the first six months of 2008, down from 3.35 percent for the same period in 2007 and was 3.20 percent for the second quarter of 2008, down from 3.34 percent for the same period in 2007. Adjusting for tax- exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, the tax-equivalent net interest margin as a percent of average earning assets was 3.33 percent for the first six months of 2008, down from 3.44 percent for the same period last year and was 3.31 percent for the quarter ended June 30, 2008, down from 3.44 percent for the same quarter last year. The eleven basis point drop in the tax-equivalent net interest margin during the first six months of 2008 compared to the same period in 2007 and the thirteen basis point drop in the second quarter of 2008 compared to 2007 were primarily the result of higher balances of nonperforming assets and fixed assets.

Net interest income was $11,632,000 for the six months ended June 30, 2008 compared to $11,584,000 for the same period in 2007, an increase of 0.4 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $12,015,000 for the six months ended June 30, 2008 compared to $11,924,000 for the same period in 2007, an increase of 0.8 percent.

Net interest income was $5,756,000 for the three months ended June 30, 2008 compared to $5,853,000 for the same period in 2007, a decrease of 1.7 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $5,945,000 for the three months ended June 30, 2008 compared to $6,032,000 for the same period in 2007, a decrease of 1.4 percent.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first six months of 2008 was $5,388,000 compared to $5,132,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non- GAAP Financial Measures" section, noninterest income for the six months ended June 30, 2008 was $5,622,000 compared to $4,967,000 for the same period of 2007, an increase of $655,000 or 13.2 percent.

Significant changes in noninterest income occurred primarily in the following areas:
    o Securities gains of $579,000 were realized from sales of securities during the first six months of 2008 compared to $42,000 in the same period of 2007.
    o Trust fees grew $220,000 or 21.5 percent to $1,242,000 for the six months ended June 30, 2008 compared to $1,022,000 for the same period of 2007. The increase in trust fees was driven by growth in trust assets under management and to a lesser extent, a fee schedule increase that was implemented during April of 2007. Trust assets under management reached $338,948,000 at June 30, 2008, growing 3.0 percent, or $9,800,000 over the
      June 30, 2007 total of $329,148,000.

Total noninterest income for the second quarter of 2008 was $3,024,000, a $339,000 or 12.6 percent increase from $2,685,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income totaled $3,066,000 for the second quarter of 2008 compared to $2,560,000 for the same period of 2007, an increase of $506,000 or 19.8 percent.

Significant changes in noninterest income occurred primarily in the following areas:
    o Securities gains of $439,000 were realized from sales of securities during the second quarter of 2008 compared to $41,000 in the second quarter of 2007.
    o Trust fees grew $97,000 or 18.1 percent to $634,000 for the three months ended June 30, 2008 compared to $537,000 for the same period of 2007.

For the six months ended June 30, 2008, total noninterest expense was $10,762,000 compared to $10,359,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the second quarter of 2007 was $10,941,000, a $801,000 or 7.9 percent increase from $10,140,000 for the same period in 2007.

Significant changes in noninterest expense occurred in the following areas:
    o Benefit expenses increased by $318,000 or 35.4 percent to $1,216,000 for the first six months of 2008 compared to $898,000 for the first six months of 2007. The increase in benefit expenses resulted primarily from an increase in the cost of the Company's health insurance plan which totaled $459,000 for the first six months of 2008, $249,000 greater than the $210,000 expense for the same period of 2007. The increase was largely due to higher claims experienced in 2008.
    o Deposit insurance expense increased $169,000 or 491.5 percent increase in the first six months of 2008 related to the Federal Deposit Insurance Reform Act of 2005.
    o Occupancy expense increased $167,000 or 10.9 percent increase in occupancy expense in the first six months of 2008 compared to the same period in 2007 primarily because the Company opened two new full service banking centers, one in December of 2007 and the second in January of 2008.

For the quarter ended June 30, 2008, total noninterest expense was $5,371,000 compared to $5,266,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the second quarter of 2008 was $5,390,000, compared to $5,114,000 for the same period of 2007. The $276,000 or 5.4 percent increase is largely the result of an $113,000 or 15.8 percent increase in occupancy expense resulting from the Company opening two new full service banking centers, one in December of 2007 and the second in January of 2008.

Income Taxes
------------
The Company records a provision for income taxes currently payable, along with a provision for those taxes payable in the future. Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting. The major difference between the effective tax rate applied to the Company's financial statement income and the federal and state statutory rate of approximately 40 percent is interest on tax-exempt securities, tax credits received and the effect of the Company's Delaware based investment holding company and a real estate investment trust (REIT).

The Company's effective tax rate was 20.22 percent for the six months ended June 30, 2008 compared to 27.76 percent for the same period in 2007. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a higher percentage of total income in the first six months of 2008 as compared to the same period in 2007 and the impact of tax credits received on new market tax credit investments made in April 2007 and June 2008.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at June 30, 2008 were $778,204,000 an increase of
0.02 percent or $124,000 compared to $778,080,000 at December 31, 2007. Loans (including loans held for sale) increased to $602,369,000 at June 30, 2008 compared to $584,831,000 at December 31, 2007, an increase of 3.0 percent. Deposits increased to $623,871,000 at June 30, 2008 compared to $619,717,000 at December 31, 2007, an increase of $4,154,000 or 0.7 percent. Borrowings decreased to $88,723,000 at June 30, 2008 compared to $96,421,000 at December 31, 2007, an 8.0 percent decrease.

Capital
-------
Shareholders' equity increased by $1,580,000 at June 30, 2008 compared to December 31, 2007. This increase was a result of year-to-date net income of $3,453,000, ESOP shares earned of $18,000, and option expense of $31,000, offset by unrealized loss on securities in the Company's available-for-sale securities portfolio totaling $306,000 (net of tax) and dividends paid of $1,616,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2008 and December 31, 2007, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since June 30, 2008 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                             Required for             To Be Well
                                                          Actual          Adequate Capital (1)      Capitalized (1)
                                                    -----------------------------------------------------------------
                                                      Amount   Ratio       Amount      Ratio       Amount      Ratio
                                                    -----------------------------------------------------------------
As of June 30, 2008
-------------------
Total capital (1) (to risk-weighted assets)
    Consolidated...................................  $ 71,984  11.73 %    $ 49,106      8.00 %         N/A      N/A
    Bank............................................   71,404  11.70        48,838      8.00      $ 61,048    10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated...................................    64,310  10.48        24,553      4.00           N/A      N/A
    Bank............................................   63,772  10.45        24,419      4.00        36,629     6.00
Tier I capital (1) (to average assets)
    Consolidated...................................    64,310   8.28        31,064      4.00           N/A      N/A
    Bank............................................   63,772   8.25        30,919      4.00        38,649     5.00

As of December 31, 2007
-----------------------
Total capital (1) (to risk-weighted assets)
    Consolidated...................................  $ 69,106  11.37 %   $  48,624      8.00 %         N/A      N/A
    Bank............................................   68,430  11.33        48,325      8.00      $ 60,406    10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated...................................    62,452  10.28        24,312      4.00           N/A      N/A
    Bank............................................   61,776  10.23        24,162      4.00        36,244     6.00
Tier I capital (1) (to average assets)
    Consolidated...................................    62,452   8.14        30,701      4.00           N/A      N/A
    Bank............................................   61,776   8.09        30,548      4.00        38,185     5.00

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

    Watch List Data                          6/30/2008    3/31/2008    6/30/2007
    ---------------                          ---------    ---------    ---------
    Total Watch List ($)                    27,911,000   25,528,000   13,876,000
    Number of Watch List Customers                  42           40           34
    Total Watch List $ > 30 Days Past Due   16,129,000   10,874,000    5,464,000
    Total Watch List $ Secured by R/E       24,929,000   22,338,000   10,437,000
    Total Watch List $ Secured by Non-R/E    2,782,000    2,891,000    3,009,000
    Total Watch List $ Unsecured               200,000      299,000      322,000

As of June 30, 2008, 42.2 percent of the watch list exposure was less than thirty days past due, compared to 57.4 percent as of March 31, 2008 and 60.6 percent as of June 30, 2007. The largest areas of stress within the loan portfolio are loans for Residential Real Estate Development and loans secured by 1-4 Family Non-Owner Occupied Residential Properties. As of June 30, 2008, loans totaling $40,323,000 were secured by Residential Real Estate Development collateral with $9,481,000 of these loans being on the watch list of which $8,016,000 were more than thirty days past due. The majority ($35,317,000 or 87.6 percent) of the $40,323,000 of loans secured by Residential Real Estate Development collateral were originated out of the Central Indiana region (greater Indianapolis). Of the $35,317,000 of loans originated by the Central Indiana region and secured by Residential Real Estate Development collateral, $9,451,000 of these loans were on the watch list (included in the $9,481,000 reported above), of which $7,986,000 were more than thirty days past due.

In addition, as of June 30, 2008, there were $53,691,000 of loans secured by 1-4 Family Non-Owner Occupied Residential Properties with $3,498,000 of these loans being on the watch list of which $2,446,000 were more than thirty days past due. These two categories combined account for 46.5 percent of the watch list. Approximately 19.5 percent ($10,487,000) of the $53,691,000 of loans secured by 1-4 Family Non-Owner Occupied Residential Properties were originated in our Central Indiana region. Of the $10,487,000 of loans originated by the Central Indiana region and secured by 1-4 Family Non-Owner Occupied Properties, $2,589,000 of these loans were on the watch list (included in the $3,498,000 reported above), of which $1,800,000 were more than thirty days past due.

Although the amount of loans internally classified has increased, Management believes that the Bank has sufficient collateral to reduce potential losses. The allowance for loan losses was $7,748,000, or 1.30 percent of portfolio loans (excluding loans held for sale) at June 30, 2008 compared to $6,654,000, or 1.14 percent, of portfolio loans at December 31, 2007. A portion of classified loans are nonaccrual loans. The Bank had nonperforming assets (nonaccrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $16,472,000 or 2.12 percent of total assets at June 30, 2008 compared to $8,214,000 or 1.06 percent of total assets at December 31, 2007.

During the second quarter of 2008, the Bank had net loan charge-offs totaling $575,000 compared to net recoveries of $17,000 for the same period in 2007. Past due loans (30 days or more) were 2.87 percent of total loans at June 30, 2008 compared to 1.29 percent of total loans at June 30, 2007.

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

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB), to obtain brokered certificates of deposit (CDs) and to borrow on a line of credit. FHLB advances were $21,249,000 at June 30, 2008 compared to $18,273,000 at December 31, 2007. At June 30, 2008, the Company had excess borrowing capacity at the FHLB of $33,225,000 as limited by the Company's board resolution in effect at that date. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity.

Over the past year, the Company has also utilized alternative funding sources. The Company obtained an unsecured line of credit with U. S. Bank during 2006. The maximum amount that can be borrowed is $10,000,000. The line of credit carries a variable interest rate of 1.50 percent over LIBOR and changes monthly. At June 30, 2008, the Company had $10,000,000 available on this line of credit. In July 2005, the Company began using brokered CDs as an alternate source of funding. As of June 30, 2008, the Company had $13,101,000 of brokered CDs on its balance sheet, compared to $10,034,000 at December 31, 2007 and $21,611,000 at June 30, 2007.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to repurchase stock. During the past twelve months, the main source of funding for the holding company has been dividends from the Bank. During the first and second quarters of 2008, the Bank paid dividends totaling $1,697,000 to the holding company. As of July 1, 2008, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $11,632,000, versus $9,628,000 at January 1, 2008. As discussed in Note 11 to the Consolidated Financial Statements (page 47 of the 2007 Annual Report to Shareholders) and Item 1 of the December 31, 2007 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 7 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the six months ended June 30, 2008, $9,496,000 of cash was provided by operating activities, compared to $1,307,000 provided during the same period in 2007. The increase in the cash provided in this area was primarily a result of an increase in interest payable and other liabilities totaling $6,262,000. During the first six months of 2008, $1,181,000 was used by investing activities, compared to $6,380,000 being used in the same period of 2007. The decrease in the cash used in this category occurred primarily due to an increase of $39,275,000 in the cash provided from the proceeds from the sale of available for sale securities offset by an increase of $13,359,000 in cash used by the net change in loans. During the first six months of 2008, $5,160,000 of cash was used by financing activities compared to $10,792,000 provided during the same period in 2007. The increase in cash used in this area was primarily the result of an increase in the cash used by the overall net change in demand and savings deposits, certificates of deposit and borrowings.

Overall, net cash and cash equivalents increased $3,155,000 during the six months ended June 30, 2008 compared to an increase of $5,719,000 in the same period of 2007.

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

Future Accounting Matters
-------------------------
In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which replaces SFAS No. 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement requires that loans acquired in a purchase business combination be the present value of amounts to be received. Valuation allowances should reflect only those losses incurred by the investor after acquisition. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently in the process of determining what effect the provisions of this Statement will have on the Company's financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently in the process of determining what effect the provisions of this Statement will have on the Company's consolidated financial statements.

Forward-Looking Statements
--------------------------
This Quarterly Report on Form 10-Q contains forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) changes in competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) changes in prepayment speeds, charge-offs and loan loss provisions; (4) changes in general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affect the business of the Company; (6) changes in real estate values or the real estate markets; and (7) the Company's business development efforts in new markets in and around Hendricks and Hamilton Counties. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.


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

The Company's interest sensitivity position at June 30, 2008 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's June 30, 2008 balance sheet under various rate shocks:


                        Projected Net Interest    $ Change
                           Income Over the     in Net Interest     % Change
Change in Interest Rate   Next Twelve Months       Income       in Net Interest
   (basis points)           (in thousands)     (in thousands)       Income
-------------------------------------------------------------------------------
       +200                    $ 23,228          $   (1,460)        (5.91) %
       +100                      23,689                (999)        (4.04)
          0                      24,688                   0             0
       -100                      26,104               1,416          5.74
       -200                      26,890               2,202          8.92


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


The Company's liability sensitivity over the twelve-month horizon has increased during the first six months of 2008 as borrowers have taken actions to lock in current low rates and depositors have tended to show a preference for shorter term or liquid deposit products. As a result, the projected net change in net income related to upward or downward rate shocks is greater than it was on December 31, 2007. The change is particularly significant in the event of declining rates.

Management believes a 200 basis point (2 percent) change in interest rates, in either direction, over the next twelve months is unlikely. Nonetheless, it is informative to quantify how rate changes of this magnitude could affect net interest income derived from the Company's current balance sheet and use this measure to the Company's interest rate risk.

The June 30, 2008 table indicates that the Bank's projected net interest income for the next twelve months would decline by 5.9 percent in the event of a sudden and sustained 200 basis point increase in interest rates. This result is largely driven by the Company having more liabilities, primarily deposits, that would reprice over the twelve month horizon than assets. As a result, the Company's net interest expense would increase faster than interest income in the event of an upward rate shock.

Net interest income is projected to increase in the event of an immediate 200 basis point decrease in interest rates. The projected 8.9 percent increase in net interest income is largely the result of the Company's increased liability sensitivity, much of which resulted from growth of Money Market Savings Accounts and public funds jumbo CD's during the first six months of the year. Public Jumbo CD's tend to be for very short terms (often seven to twenty days) which makes them very sensitive to changing rates. Borrowers increasingly locking in current low rates by extending the term of their debt has also contributed to the increase in liability sensitivity.

The forecasts from both time periods indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched over the rate shock ranges between a decrease of 100 basis points and an increase of 200 basis points. The estimated changes in net interest income calculated as of June 30, 2008, are within the approved guidelines established by the Board of Directors.

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

Item 4.     Controls and Procedures.
-------     ------------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2008 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

            Stock Repurchased During the Second Quarter of 2008
            ---------------------------------------------------

            The stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of June 30, 2008, the Board of Directors has not determined when stock repurchases will recommence. The Company's most recent stock repurchase transaction took place on August 7, 2007.

Item 3.     Defaults upon Senior Securities.
-------     --------------------------------
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.
-------     ----------------------------------------------------

            a) On April 24, 2008, the Corporation held its annual meeting of shareholders.

            b) At the annual meeting, the following individuals were elected to a three-year director term expiring in 2011:
                 a. James D. Bremner
                 b. Steven R. Crider
                 c. Paul W. Mobley

               At the annual meeting, the following individuals were elected to a one-year director term expiring in 2009:
                 a. Mark D. Bradford
                 b. James G. Burkhart

            The following individual's terms as directors continued after the meeting:
            Bradford J. Bomba, Jr.
            Joyce Claflin Harrell
            Harry F. McNaught, Jr.
            Charles R. Royal, Jr.

            c) The following matters were voted upon at the annual meeting.

               (i) The first item was the election of directors to serve a three-year term. The vote tabulation for the election of James D. Bremner was 5,884,854 "for" and 12,885 withheld; the vote tabulation for the election of Steven R. Crider was 5,879,922 "for" and 17,817 withheld; and the vote tabulation for the election of Paul W. Mobley was 5,648,477 "for" and 249,261 withheld.

               (ii) The second item was the election of directors to serve a one-year term. The vote tabulation for the election of Mark
                     D. Bradford was 5,882,452 "for" and 15,287 withheld; and the vote tabulation for the election of James G. Burkhart was 5,884,865 "for" and 12,874 withheld.

               (iii) The third item was the ratification of BKD, LLP, Certified
                     Public Accountants, as the Corporation's independent auditors for fiscal year ending December 31, 2008. This matter was approved by a vote of 5,838,862 shares "for", 11,283 shares "against", and 47,594 shares abstained.


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

                                         MONROE BANCORP

     Date: August 11, 2008       By: /s/ Mark D. Bradford
           ---------------           ------------------------------------------
                                         Mark D. Bradford, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

     Date: August 11, 2008       By: /s/ Gordon M. Dyott
           ---------------           ------------------------------------------
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