Form 10-Q
period 2008-09-30
MONROE BANCORP
filed 2008-11-07
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Outstanding Shares of Common Stock on November 6, 2008: 6,227,550

                         MONROE BANCORP AND SUBSIDIARY
                                   FORM 10-Q

                                                                        Page No.
                                                                        --------
Part I. Financial Information:


   Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets ..........................3

               Consolidated Condensed Statements of Income - Nine Months.......4

               Consolidated Condensed Statements of Income - Three Months......5

               Consolidated Condensed Statement of Shareholders' Equity........6

               Consolidated Condensed Statements of Cash Flows ................7

               Notes to Consolidated Condensed Financial Statements............8

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.. .........................10

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

Part II. Other Information:

   Item 1.  Legal Proceedings.................................................24

   Item 1A. Risk Factors......................................................24

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......24

   Item 3.  Defaults Upon Senior Securities...................................24

   Item 4.  Submission of Matters to a Vote of Security Holders ..............25

   Item 5.  Other Information.................................................25

   Item 6.  Exhibits .........................................................25

Signatures....................................................................27

Exhibit Index.................................................................28

Part I. Financial Information

Item 1.  Financial Statements

                         MONROE BANCORP AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                  September 30, December 31,
                                                                                      2008         2007
                                                                                   (Unaudited)
                                                                                  ------------- ------------
Assets
     Cash and due from banks...................................................... $   14,712   $   19,929
     Federal funds sold...........................................................     26,593        1,077
     Interest-earning deposits....................................................     18,963        4,634
                                                                                   ----------   ----------
         Total cash and cash equivalents                                               60,268       25,640

     Trading securities, at fair value............................................      3,290        3,647
     Investment securities:
         Available for sale.......................................................     95,500      121,005
         Held to maturity.........................................................      1,005        1,006
                                                                                   ----------   ----------
            Total investment securities...........................................     96,505      122,011

     Loans........................................................................    613,820      581,857
     Allowance for loan losses....................................................     (9,397)      (6,654)
                                                                                   ----------   ----------
         Net loans................................................................    604,423      575,203
     Loans held for sale..........................................................      2,406        2,974
     Premises and equipment.......................................................     20,836       20,029
     Federal Home Loan Bank of Indianapolis stock, at cost.......................       2,312        2,312
     Other assets.................................................................     28,969       26,264
                                                                                   ----------   ----------
                    Total assets.................................................. $  819,009   $  778,080
                                                                                   ==========   ==========

Liabilities
     Deposits:
         Noninterest-bearing...................................................... $   88,264   $   81,542
         Interest-bearing.........................................................    591,157      538,175
                                                                                   ----------   ----------
            Total deposits........................................................    679,421      619,717

     Borrowings...................................................................     75,954       96,421
     Other liabilities............................................................      7,942        7,490
                                                                                   ----------   ----------
                    Total liabilities............................................. $  763,317   $  723,628

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
        Authorized, 18,000,000 shares
        Issued and outstanding - 6,227,550 and 6,227,550 shares, respectively      $      137   $      137
     Additional paid-in capital...................................................      4,415        4,349
     Retained earnings............................................................     51,645       49,881
     Accumulated other comprehensive income (loss)................................       (367)         223
     Unearned ESOT shares.........................................................       (138)        (138)
                                                                                   ----------   ----------
                    Total shareholders' equity....................................     55,692       54,452
                                                                                   ----------   ----------
                    Total liabilities and shareholders' equity.................... $  819,009   $  778,080
                                                                                   ==========   ==========

See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                           -------------------------
                                                                              2008            2007
                                                                           ---------       ---------
Interest Income
     Loans, including fees................................................ $  28,284       $  31,779
     Trading securities...................................................        76              79
     Investment securities
         Taxable..........................................................     2,683           2,997
         Tax exempt.......................................................       953             917
     Federal funds sold...................................................       162             481
     Other interest income................................................       162              80
                                                                           ---------       ---------
                    Total interest income.................................    32,320          36,333
                                                                           ---------       ---------

Interest Expense
     Deposits.............................................................    12,985          16,125
     Short-term borrowings................................................       682           1,835
     Other borrowings.....................................................     1,042           1,085
                                                                           ---------       ---------
                    Total interest expense................................    14,709          19,045
                                                                           ---------       ---------
                    Net interest income...................................    17,611          17,288
     Provision for loan losses............................................     4,730             885
                                                                           ---------       ---------
                    Net interest income after provision for loan losses...    12,881          16,403
                                                                           ---------       ---------

Noninterest Income
     Fiduciary activities.................................................     1,834           1,639
     Service charges on deposit accounts..................................     2,849           2,715
     Commission income....................................................       674             681
     Securities gains ....................................................       789              44
     Unrealized gains (losses) on trading securities......................      (488)            170
     Net gains on loans sales.............................................       561             670
     Debit card interchange fees..........................................       822             695
     Other operating income...............................................       896           1,169
                                                                           ---------       ---------
                    Total other income....................................     7,937           7,783
                                                                           ---------       ---------

Noninterest Expenses
     Salaries and employee benefits.......................................     9,452           9,274
     Net occupancy and equipment expense..................................     2,547           2,335
     Advertising..........................................................       585             536
     Legal fees...........................................................       408             357
     Appreciation (depreciation) in directors' and executives'
        deferred compensation plans.......................................      (390)            290
     Federal Deposit Insurance Corporation assessment.....................       343              51
     Other operating expense..............................................     2,885           2,799
                                                                           ---------       ---------
                    Total other expenses..................................    15,830          15,642
                                                                           ---------       ---------

                    Income before income tax..............................     4,988           8,544

                    Income tax expense....................................       800           2,344
                                                                           ---------       ---------
                                   Net income............................. $   4,188       $   6,200
                                                                           =========       =========

     Basic earnings per share............................................. $   0.674       $   0.981
     Diluted earnings per share........................................... $   0.673       $   0.977
     Dividends declared and paid per share................................ $    0.39       $    0.36

See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                               Three Months Ended
                                                                                 September 30,
                                                                           -------------------------
                                                                              2008            2007
                                                                           ---------       ---------
Interest Income
     Loans, including fees................................................ $   9,232       $  10,614
     Trading securities...................................................        21              25
     Investment securities
         Taxable..........................................................       807           1,038
         Tax exempt.......................................................       282             316
     Federal funds sold...................................................        52             219
     Other interest income................................................        78              20
                                                                           ---------       ---------
                    Total interest income.................................    10,472          12,232
                                                                           ---------       ---------

Interest Expense
     Deposits.............................................................     3,949           5,622
     Short-term borrowings................................................       168             523
     Other borrowings.....................................................       375             383
                                                                           ---------       ---------
                    Total interest expense................................     4,492           6,528
                                                                           ---------       ---------
                    Net interest income...................................     5,980           5,704
     Provision for loan losses............................................     2,800             345
                                                                           ---------       ---------
                    Net interest income after provision for loan losses...     3,180           5,359
                                                                           ---------       ---------

Noninterest Income
     Fiduciary activities.................................................       592             617
     Service charges on deposit accounts..................................       996             917
     Commission income....................................................       208             210
     Securities gains.....................................................       210               2
     Unrealized gains (losses) on trading securities......................      (222)             55
     Net gains on loans sales.............................................       189             231
     Debit card interchange fees..........................................       281             243
     Other operating income...............................................       295             376
                                                                           ---------       ---------
                    Total other income....................................     2,549           2,651
                                                                           ---------       ---------

Noninterest Expenses
     Salaries and employee benefits.......................................     3,031           3,086
     Net occupancy and equipment expense..................................       844             799
     Advertising..........................................................       187             149
     Legal fees...........................................................       121              85
     Appreciation (depreciation) in directors' and executives'
        deferred compensation plans.......................................      (203)             78
     Federal Deposit Insurance Corporation assessment.....................       140              17
     Other operating expense..............................................       949           1,069
                                                                           ---------       ---------
                    Total other expenses..................................     5,069           5,283
                                                                           ---------       ---------

                    Income before income tax..............................       660           2,727

                    Income tax expense (credit)...........................       (75)            729
                                                                           ---------       ---------
                                   Net income............................. $     735       $   1,998
                                                                           =========       =========

     Basic earnings per share............................................. $   0.118       $   0.321
     Diluted earnings per share........................................... $   0.118       $   0.319
     Dividends declared and paid per share................................ $    0.13       $    0.12

See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                           For the Nine Months Ended
                               September 30, 2008
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                                             Unearned
                                       Common Stock                                           Accumulated    Employee
                                   -------------------  Additional                               Other        Stock
                                      Shares             Paid in    Comprehensive  Retained  Comprehensive   Ownership
                                   Outstanding  Amount   Capital        Income     Earnings  Income (Loss)  Trust Shares    Total
                                   -----------------------------------------------------------------------------------------------
Balances January 1, 2008..........  6,227,550   $  137  $    4,349                 $ 49,881    $    223       $   (138)   $ 54,452

Comprehensive Income:
Net income for the period.........                                    $    4,188      4,188                                  4,188
 Other comprehensive income -
  unrealized loss on securities,
  net of tax and reclassification
  adjustment......................                                          (590)                  (590)                      (590)
ESOT shares earned................                              21                                                              21
Stock option compensation
  expense.........................                              45                                                              45
Repurchase of stock, at cost......          -                    -                                                               -
Cash dividend ($0.39 per share)                                                      (2,424)                                (2,424)
                                   -----------------------------------------------------------------------------------------------
Balances September 30, 2008.......  6,227,550   $  137  $    4,415    $    3,598   $ 51,645    $   (367)      $   (138)   $ 55,692
                                   ===============================================================================================

See notes to consolidated condensed financial statements.

                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 ------------------------
                                                                                    2008           2007
                                                                                 ---------      ---------
Operating Activities
      Net income................................................................ $   4,188      $   6,200
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Provision for loan losses............................................     4,730            885
           Depreciation and amortization........................................       875            814
           Deferred income tax..................................................    (1,592)           106
           Investment securities amortization, net..............................       (22)           (34)
           Investment securities gains including redemptions....................      (789)           (44)
           Net change in trading securities.....................................       371            (65)
           Gain on disposal of premises and equipment...........................        (6)           (81)
           Origination of loans held for sale...................................   (35,107)       (46,410)
           Proceeds from sale of loans held for sale............................    36,236         47,750
           Gain on sale of loans held for sale..................................      (561)          (670)
           ESOT shares earned...................................................        21             48
           (Gain) loss on sale of foreclosed assets.............................       (22)             -
           Stock-based compensation expense.....................................        45             49
           Net change in:
              Interest receivable and other assets..............................       892         (1,133)
              Interest payable and other liabilities............................       792            888
                                                                                 ---------      ---------
                    Net cash provided by operating activities...................    10,051          8,303
                                                                                 ---------      ---------

Investing Activities
      Purchase of securities available for sale.................................   (49,533)       (36,122)
      Proceeds from sales of securities available for sale......................    55,183            250
      Proceeds from paydowns and maturities of securities available for sale....    19,332         31,847
      Proceeds from paydowns and maturities of securities held to maturity......         -            646
      Proceeds from sale of foreclosed assets...................................     1,246              -
      Net change in loans.......................................................   (34,771)        (6,993)
      Proceeds from sale of premises and equipment..............................         6              -
      Purchase of premises and equipment........................................    (1,599)        (3,665)
      Purchase of bank owned life insurance (BOLI)..............................    (2,100)             -
                                                                                 ---------      ---------
                    Net cash used by investing activities.......................   (12,236)       (14,037)
                                                                                 ---------      ---------


Financing Activities
      Net change in:
           Noninterest-bearing, interest-bearing demand and savings deposits....     7,639        (15,133)
           Certificates of deposit..............................................    52,065         37,310
           Borrowings...........................................................   (22,380)       (21,526)
      Proceeds from Federal Home Loan Bank advances.............................    19,000              -
      Repayments of Federal Home Loan Bank advances.............................   (17,087)        (1,081)
      Cash dividends paid.......................................................    (2,424)        (2,256)
      Proceeds from trust preferred debentures..................................         -          5,155
      Repurchase of common stock................................................         -         (5,061)
                                                                                 ---------      ---------
                     Net cash provided (used) by financing activities...........    36,813         (2,592)
                                                                                 ---------      ---------
Net Change in Cash and Cash Equivalents.........................................    34,628         (8,326)
Cash and Cash Equivalents, Beginning of Period..................................    25,640         33,546
                                                                                 ---------      ---------
Cash and Cash Equivalents, End of Period........................................ $  60,268      $  25,220
                                                                                 =========      =========


Supplemental cash flow disclosures
      Interest paid............................................................. $  14,689      $  18,324
      Income tax paid...........................................................     2,250          2,410

See notes to consolidated condensed financial statements.

                         MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2008
                                  (Unaudited)

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

The interim consolidated condensed financial statements at September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:


                                                        Nine months ended
                                                   ----------------------------
                                                   Sept 30, 2008  Sept 30, 2007
                                                   -------------  -------------

    Net income (in thousands)....................... $    4,188    $     6,200
                                                     ==========    ===========
    Weighted average shares outstanding.............  6,227,550      6,340,552
    Average unearned ESOT shares....................     (9,500)       (18,700)
                                                     ----------    -----------
    Shares used to compute basic earnings
       per share....................................  6,218,050      6,321,852
    Effect of dilutive securities - stock options...      8,798         26,620
                                                     ----------    -----------
    Shares used to compute diluted earnings
       per share....................................  6,226,848      6,348,472
                                                     ==========    ===========

    Earnings per share, basic....................... $    0.674    $     0.981
    Earnings per share, diluted..................... $    0.673    $     0.977

Options to purchase 30,000 shares of common stock at $16 per share, 210,000 shares of common stock at $22 per share, and 13,000 shares of common stock at $16.83 were outstanding at September 30, 2008, and options to purchase 210,000 shares of common stock at $22 per share were outstanding at September 30, 2007, but were not included in the computation of diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively because the options' exercise price was greater than the average market price of the common shares.

                                                        Three months ended
                                                   ----------------------------
                                                   Sept 30, 2008  Sept 30, 2007
                                                   -------------  -------------

    Net income (in thousands)....................... $      735    $     1,998
                                                     ==========    ===========
    Weighted average shares outstanding.............  6,227,550      6,245,089
    Average unearned ESOT shares....................     (7,100)       (16,300)
                                                     ----------    -----------
    Shares used to compute basic earnings
       per share....................................  6,220,450      6,228,789
    Effect of dilutive securities - stock options...        737         27,921
    Shares used to compute diluted earnings
                                                     ----------    -----------
       per share....................................  6,221,187      6,256,710
                                                     ==========    ===========

    Earnings per share, basic....................... $    0.118    $     0.321
    Earnings per share, diluted..................... $    0.118    $     0.319

Options to purchase 82,500 shares at $12.05 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16 per share, 210,000 shares of common stock at $22 per share, and 13,000 shares of common stock at $16.83 were outstanding at September 30, 2008, and options to purchase 210,000 shares of common stock at $22 per share were outstanding at September 30, 2007, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2008 and 2007, respectively because the options' exercise price was greater than the average market price of the common shares.


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

Impaired Loans
Loans impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. During 2008, certain impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $5,625,000 as of September 30, 2008. This valuation would be considered Level 3. Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers' financial results and other considerations including expected cash flows.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

                                                                 Fair Value Measurements Using
                                                          -------------------------------------------
                                                          Quoted Prices in  Significant
                                                           Active Markets      Other     Significant
                                                            for Identical   Observable   Unobservable
                                                               Assets         Inputs        Inputs
                                              Fair Value     (Level 1)       (Level 2)     (Level 3)
                                              -------------------------------------------------------
Fair value measured on a recurring basis
  Trading securities                          $    3,290     $   3,290       $       -     $       -
  Available-for-sale securities                   95,500         3,814          91,686             -
Fair value measured on a non-recurring basis
  Impaired loans, net of specific allowance        5,625             -               -         5,625


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

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from eighteen locations in Monroe, Jackson, Lawrence, Hendricks and Hamilton counties in Indiana. Approximately 70 percent of the Bank's business is in Monroe County and is concentrated in and around the city of Bloomington.

The Bank is a traditional community bank which provides a variety of financial services to its customers, including:

    o    accepting deposits;
    o    making commercial, mortgage and personal loans;
    o originating fixed and variable rate residential mortgage loans for sale into the secondary market;
    o    providing personal and corporate trust services;
    o    providing investment advisory and brokerage services; and
    o    providing annuities and other investment products.

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


Results of Operations
---------------------

Overview
--------
Net income for the third quarter of 2008 was $735,000, a 63.2 percent decrease from net income of $1,998,000 for the same quarter last year. Basic and diluted earnings per share for the third quarter of 2008 were $0.118, down 63.2 percent from $0.321 per basic share and down 63.0 percent from $0.319 per diluted share for the third quarter of 2007. Annualized return on average equity (ROAE) for the third quarter of 2008 decreased to 5.20 percent compared to 15.27 percent for third quarter of 2007. The annualized return on average assets (ROAA) was
0.37 percent for the third quarter of 2008 compared to 1.05 percent for the same period of 2007.

Net income for the first nine months of 2008 was $4,188,000, a 32.5 percent decrease from net income of $6,200,000 for the same period last year. Basic earnings per share for the first nine months of 2008 were $0.674, down 31.3 percent from $0.981 per share for the same period of 2007. Diluted earnings per share for the first nine months of 2008 were $0.673, down 31.1 percent from $0.977 per share for the same period of 2007. Annualized ROAE for the nine months ended September 30, 2008 decreased to 10.01 percent compared to 15.80 percent for the first nine months of 2007. The annualized ROAA was 0.71 percent for the nine months ended September 30, 2008 compared to 1.11 percent for the first nine months of 2007.

The decline in net income resulted primarily from an increase in the provision for loan losses. The provision for loan losses totaled $2,800,000 for the third quarter of 2008 compared to $345,000 for the same period of 2007. Net interest income for the third quarter of 2008, after the provision for loan losses, decreased $2,179,000, or 40.7 percent from the third quarter of 2007. The provision for loan losses totaled $4,730,000 for the nine months ended September 30, 2008 compared to $885,000 for the same period of 2007. Net interest income for the nine months ended September 30, 2008, after the provision for loan losses, decreased by $3,522,000 or 21.5 percent compared to the same period in 2007.

The following items affected third quarter and year-to-date results:

     o General Economic Conditions in the Real Estate Markets - Among the primary areas of management focus during 2008 were managing the deterioration of asset quality resulting from slowing economic activity and stresses in the multi-family residential housing markets. Nonperforming assets and 90-day past due loans totaled $14,565,000 (1.78 percent of total assets) at September 30, 2008 compared to $16,472,000 (2.12 percent of total assets) at June 30, 2008 and $5,159,000 (0.68 percent of total assets) at September 30, 2007. The provision for loan losses for the nine months ending September 30, 2008 totaled $4,730,000, a $3,845,000 increase over the $885,000 provision made during the same period of 2007. The provision for loan losses for the third quarter of 2008 was $2,800,000, a $1,750,000 increase over the $1,050,000 provision made in the second quarter of 2008 due to management's assessment of potential losses in the Bank's loan portfolio.
    o Securities Gains - Securities gains of $789,000 were realized from sales of securities during the first nine months of 2008 compared to $44,000 in the same period of 2007.
    o Benefit Expenses - Benefit expenses increased by $353,000 or 25.6 percent to $1,732,000 for the first nine months of 2008 compared to $1,379,000 for the first nine months of 2007. The increase in benefit expenses resulted primarily from an increase in the cost of the Company's health insurance plan which totaled $686,000 for the first nine months of 2008, $299,000 greater than the $387,000 expense for the same period of 2007. The increase was largely due to higher claims experienced in 2008.
    o Federal Deposit Insurance Corporation (FDIC) Assessment Expense - The Company experienced a $292,000 or 572.5 percent increase in deposit insurance expense in the first nine months of 2008 related to the Federal Deposit Insurance Reform Act of 2005.

    o Occupancy Expense - The Company opened three new full-service banking centers, one in December of 2007, the second in January of 2008, and the third in September of 2008, all of which contributed to the $212,000 or 9.1 percent increase in occupancy expense in the first nine months of 2008 compared to the same period in 2007.

The Company successfully opened its first full-service banking center in Noblesville in Hamilton County on September 2, 2008, which marks the first step of the Company's growth plans in the northeast area of the Indianapolis metro region. This followed the opening of a new full-service banking center in Avon in Hendricks County on January 14, 2008 and the opening on December 11, 2007 of a new banking center in Plainfield, also in Hendricks County. The Company previously opened a new full-service banking center in Brownsburg, Indiana (also in Hendricks County) in January 2006, which replaced a limited-service office opened in 2002. Management is pleased with the progress of its Hendricks County banking centers. Average deposits for the month of September 2008 at the Brownsburg banking center were $40,134,000 compared to $50,813,000 for September 2007 and $37,346,000 for September 2006. The $10,679,000 decrease in deposits from September 2007 to September 2008 was primarily due to a decrease in retail CD deposits greater than $100,000 and a decrease in money market savings balances. Average deposits for the month of September 2008 at the Plainfield and Avon banking centers were $16,593,000 and $16,970,000, respectively. The opening of the Avon Banking Center completes the Company's transition from less visible, limited service branches in Hendricks County to more visible, strategically located full-service banking centers.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law, giving the Department of the Treasury broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. On October 14, 2008, the Department of the Treasury and the federal banking regulators jointly announced a number of new programs, including the Voluntary Capital Purchase Program (the "CPP") under the EESA, and the Temporary Liquidity Guarantee Program (the "TLGP") under a systemic risk exception to the FDIC Act.

Under the CPP, the Department of the Treasury will purchase up to $250 billion of senior preferred stock from certain U.S. bank holding companies, savings and loan holding companies, and banks or savings associations not controlled by a holding company. In conjunction with the purchase of preferred stock, the Department of the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment in the participating financial institution. During such time as the Department of the Treasury holds securities issued under the CPP, the participating financial institutions will be required to comply with the Department of the Treasury's standards for executive compensation and corporate governance. Financial institutions that intend to participate in the CPP must apply prior to November 14, 2008.

Under the TLGP, the FDIC will temporarily (i) guarantee a participating financial institution's newly issued senior unsecured debt, and (ii) fully guarantee the non-interest bearing deposit transaction accounts held at the institution. A financial institution may choose to opt out of either or both components of the program. The full guarantee of the non-interest bearing deposit transaction accounts began on October 14, 2008, and will, unless a financial institution opts out, expire on December 31, 2009. Financial institutions that do not intend to intend to participate in the TLGP must affirmatively opt out prior to December 5, 2008.

It is not clear at this time what impact the EESA, the CPP, the TLGP, and other programs developed by the Department of the Treasury and the federal bank regulators will have on the financial markets generally and the Corporation specifically. The Corporation is assessing its participation in both the CPP and the TLGP but has not yet made a definitive decision as to whether it will participate.

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

                                                                      Average Balance Sheets and Interest Rates
                                                      ---------------------------------------------------------------------------
                                                      Nine Months Ended September 30, 2008   Nine Months Ended September 30, 2007
                                                      ------------------------------------   ------------------------------------
                                                         Average             Average Rate       Average             Average Rate
                                                         Balance   Interest  (annualized)       Balance   Interest  (annualized)
                           ASSETS                        -------   --------  ------------       -------   --------  ------------
Interest earning assets
   Securities
      Taxable........................................... $ 76,414  $  2,668      4.66%          $ 86,919  $  2,998      4.61%
      Tax-exempt (1)....................................   37,192     1,444      5.19%            34,984     1,389      5.31%
                                                         --------  --------                     --------  --------
          Total securities..............................  113,606     4,112      4.83%           121,903     4,387      4.81%


   Loans (2)............................................  594,304    28,312      6.36%           561,184    31,791      7.57%
   FHLB Stock...........................................    2,312        92      5.32%             2,312        78      4.51%
   Federal funds sold...................................    7,851       162      2.75%            11,661       481      5.51%
   Interest-earning deposits............................   11,352       192      2.25%             2,888       111      5.13%
                                                         --------  --------                     --------  --------
          Total interest earning assets.................  729,425    32,870      6.02%           699,948    36,848      7.04%
                                                         --------  --------                     --------  --------

Noninterest earning assets
   Allowance for loan losses............................   (7,461)                                (6,348)
   Premises and equipment & other assets................   47,563                                 40,893
   Cash and due from banks..............................   13,631                                 14,521
                                                         --------                               --------
          Total assets.................................. $783,158                               $749,014
                                                         ========                               ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Total interest-bearing deposits...................... $564,251    12,985      3.07%          $528,588    16,125      4.08%
   Borrowed funds.......................................   74,286     1,724      3.10%            81,017     2,920      4.82%
                                                         --------  --------                     --------  --------
     Total interest-bearing liabilities.................  638,537    14,709      3.08%           609,605    19,045      4.18%
                                                         --------  --------                     --------  --------

Noninterest-bearing liabilities
   Noninterest-bearing demand deposits..................   78,730                                 78,686
   Other liabilities....................................    9,988                                  8,269
   Shareholders' equity.................................   55,903                                 52,454
                                                         --------                               --------
          Total liabilities and shareholders' equity.... $783,158                               $749,014
                                                         ========                               ========

Interest margin recap
Net interest income and interest rate spread
   Tax-equivalent net interest income spread............             18,161      2.94%                      17,803      2.86%
   Tax-equivalent net interest margin as a percent of
       total average earning assets.....................                         3.33%                                  3.40%
Tax-equivalent adjustment (1)...........................                550                                    515
                                                                   --------                               --------

   Net interest income                                               17,611                               $ 17,288
                                                                   ========                               ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.

(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                      Average Balance Sheets and Interest Rates
                                                      ---------------------------------------------------------------------------
                                                      Three Months Ended September 30, 2008  Three Months Ended September 30, 2007
                                                      -------------------------------------  -------------------------------------
                                                         Average             Average Rate       Average             Average Rate
                                                         Balance   Interest  (annualized)       Balance   Interest  (annualized)
                           ASSETS                        -------   --------  ------------       -------   --------  ------------
Interest earning assets
   Securities
      Taxable........................................... $ 70,286  $    799      4.52%          $ 87,336  $  1,038      4.72%
      Tax-exempt (1)....................................   33,299       427      5.10%            35,712       479      5.32%
                                                         --------  --------                     --------  --------
          Total securities..............................  103,585     1,226      4.71%           123,048     1,517      4.89%


   Loans (2)............................................  609,184     9,252      6.04%           560,590    10,619      7.51%
   FHLB Stock...........................................    2,312        30      5.19%             2,312        26      4.46%
   Federal funds sold...................................    9,161        52      2.25%            15,837       219      5.49%
   Interest-earning deposits............................   14,685        78      2.11%             1,894        27      5.70%
                                                         --------  --------                     --------  --------
          Total interest earning assets.................  738,927    10,638      5.73%           703,681    12,408      7.00%
                                                         --------  --------                     --------  --------

Noninterest earning assets
  Allowance for loan losses.............................   (8,116)                                (6,432)
   Premises and equipment & other assets................   47,458                                 42,710
   Cash and due from banks..............................   14,058                                 14,318
                                                         --------                               --------
          Total assets.................................. $792,327                               $754,277
                                                         ========                               ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Total interest-bearing deposits...................... $570,606     3,949      2.75%          $538,614     5,622      4.14%
   Borrowed funds.......................................   75,238       543      2.87%            75,409       906      4.77%
                                                         --------  --------                     --------  --------
      Total interest-bearing liabilities................  645,844     4,492      2.77%           614,023     6,528      4.22%
                                                         --------  --------                     --------  --------

Noninterest-bearing liabilities
   Noninterest-bearing demand deposits..................   81,425                                 80,001
   Other liabilities....................................    8,816                                  8,367
   Shareholders' equity.................................   56,242                                 51,886
                                                         --------                               --------
          Total liabilities and shareholders' equity.... $792,327                               $754,277
                                                         ========                               ========

Interest margin recap
Net interest income and interest rate spread
   Tax-equivalent net interest income spread............           $  6,146      2.96%                    $  5,880      2.78%
   Tax-equivalent net interest margin as a percent of
      total average earning assets..............................                 3.31%                                  3.31%
Tax-equivalent adjustment (1)..................................         166                                    176
                                                                   --------                               --------

          Net interest income..................................    $  5,980                               $  5,704
                                                                   ========                               ========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.

(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earnings assets was 3.23 percent for the first nine months of 2008, down from 3.30 percent for the same period in 2007 and was 3.22 percent for the third quarter of 2008, equivalent to 3.22 percent for the same period in 2007. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, the tax-equivalent net interest margin as a percent of average earning assets was
3.33 percent for the first nine months of 2008, down from 3.40 percent for the same period last year and was 3.31 percent for the quarter ended September 30, 2008, equivalent to 3.31 percent for the same quarter last year. The seven basis point drop in the tax-equivalent net interest margin during the first nine months of 2008 compared to the same period in 2007 was primarily the result of higher balances of nonperforming assets and fixed assets.

Net interest income was $17,611,000 for the nine months ended September 30, 2008 compared to $17,288,000 for the same period in 2007, an increase of 1.9 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $18,161,000 for the nine months ended September 30, 2008 compared to $17,803,000 for the same period in 2007, an increase of 2.0 percent.

Net interest income was $5,980,000 for the three months ended September 30, 2008 compared to $5,704,000 for the same period in 2007, an increase of 4.8 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $6,146,000 for the three months ended September 30, 2008 compared to $5,880,000 for the same period in 2007, an increase of 4.5 percent.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first nine months of 2008 was $7,937,000 compared to $7,783,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income for the nine months ended September 30, 2008 was $8,393,000 compared to $7,561,000 for the same period of 2007, an increase of $832,000 or 11.0 percent. The effect of the Company's deferred compensation plan for the nine months ended September 30, 2008 was a $456,000 decrease in noninterest income compared to a $222,000 increase in the same period of 2007.

Significant changes in noninterest income occurred primarily in the following areas:

    o Securities gains of $789,000 were realized from sales of securities during the first nine months of 2008 compared to $44,000 in the same period of 2007.
    o Trust fees grew $195,000 or 11.9 percent to $1,834,000 for the nine months ended September 30, 2008 compared to $1,639,000 for the same period of 2007. The increase in trust fees was driven by a fee schedule increase that was implemented during April of 2007. Trust assets under management were $326,947,000 at September 30, 2008, decreasing 6.2 percent, or $21,706,000 from the September 30, 2007 total of $348,653,000. The decrease in trust assets under management is largely the result of year over year decreases in stock market prices.

Total noninterest income for the third quarter of 2008 was $2,549,000, a $102,000 or 3.8 percent decrease from $2,651,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income totaled $2,771,000 for the third quarter of 2008 compared to $2,594,000 for the same period of 2007, an increase of $177,000 or 6.8 percent. The effect of the Company's deferred compensation plan for the third quarter of 2008 was a $222,000 decrease in noninterest income compared to a $57,000 increase in the third quarter of 2007.

Significant changes in noninterest income occurred primarily in the following areas:

    o Securities gains of $210,000 were realized from sales of securities during the third quarter of 2008 compared to $2,000 in the third quarter of 2007.

    o Service charges on deposit accounts were $996,000 in the third quarter of 2008 compared to $917,000 in the third quarter of 2007 primarily due to a $121,000 increase in overdraft protection program income.
    o Other operating income was $295,000 in the third quarter of 2008 compared to $376,000 in the third quarter of 2007 primarily due to a $49,000 decrease in official check fee income.

For the nine months ended September 30, 2008, total noninterest expense was $15,830,000 compared to $15,642,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the first nine months of 2008 was $16,210,000, an $869,000 or 5.7 percent increase from $15,341,000 for the same period in 2007. The effect of the Company's deferred compensation plan for the nine months ended September 30, 2008 was a $380,000 decrease in noninterest expense compared to a $301,000 increase in the same period of 2007.

Significant changes in noninterest expense occurred in the following areas:

    o Benefit expenses increased by $353,000 or 25.6 percent to $1,732,000 for the first nine months of 2008 compared to $1,379,000 for the first nine months of 2007. The increase in benefit expenses resulted primarily from an increase in the cost of the Company's health insurance plan which totaled $686,000 for the first nine months of 2008, $299,000 greater than the $387,000 expense for the same period of 2007. The increase was largely due to higher claims experienced in 2008.
    o FDIC assessment expense increased $292,000 or 572.5 percent in the first nine months of 2008 related to the Federal Deposit Insurance Reform Act of 2005.
    o The Company opened three new full-service banking centers, one in December of 2007, the second in January of 2008, and the third in September of 2008, all of which contributed to the $212,000 or 9.1 percent increase in occupancy expense in the first nine months of 2008 compared to the same period in 2007.
    o Loan collection expense increased $133,000 or 36.7 percent in the first nine months of 2008 due to the increase in nonperforming and delinquent loans.

For the quarter ended September 30, 2008, total noninterest expense was $5,069,000 compared to $5,283,000 for the same period in 2007. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the third quarter of 2008 was $5,269,000, compared to $5,201,000 for the same period of 2007. The effect of the Company's deferred compensation plan for the third quarter of 2008 was a $200,000 decrease in noninterest expense compared to an $82,000 increase in the third quarter of 2007. The $68,000 or 1.3 percent increase in total noninterest expense excluding the effect of the Company's deferred compensation plan is largely the result of increased FDIC assessment expense, occupancy, marketing and loan collection expense. The Company had $140,000 of FDIC assessment expense in the third quarter of 2008 compared to $17,000 during the third quarter of 2007. The increased marketing and occupancy expenses were largely related to the opening of new banking centers.

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

The Company's effective tax rate was 16.0 percent for the nine months ended September 30, 2008 compared to 27.4 percent for the same period in 2007. The tax rate decreased primarily because municipal bond (tax-exempt) income represented a higher percentage of total income in the first nine months of 2008 as compared to the same period in 2007 and the impact of tax credits received on new market tax credit investments made in April 2007 and June 2008.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at September 30, 2008 were $819,009,000 an increase of 5.3 percent or $40,929,000 compared to $778,080,000 at December 31, 2007.
Loans (including loans held for sale) increased to $616,226,000 at September 30, 2008 compared to $584,831,000 at December 31, 2007, an increase of 5.4 percent. Deposits increased to $679,421,000 at September 30, 2008 compared to $619,717,000 at December 31, 2007, an increase of $59,704,000 or 9.6 percent.
Borrowings decreased to $75,954,000 at September 30, 2008 compared to $96,421,000 at December 31, 2007, a 21.2 percent decrease.

Capital
-------
Shareholders' equity increased by $1,240,000 at September 30, 2008 compared to December 31, 2007. This increase was a result of year-to-date net income of $4,188,000, ESOP shares earned of $21,000, and option expense of $45,000, offset by unrealized loss on securities in the Company's available-for-sale securities portfolio totaling $590,000 (net of tax) and dividends paid of $2,424,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2008 and December 31, 2007, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since September 30, 2008 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                               Required for                To Be Well
                                                          Actual           Adequate Capital (1)         Capitalized (1)
                                                     ----------------------------------------------------------------------
                                                      Amount   Ratio         Amount     Ratio           Amount      Ratio
                                                     ----------------------------------------------------------------------
As of September 30, 2008
------------------------
Total capital (1) (to risk-weighted assets)
    Consolidated...................................  $ 72,174  11.42 %      $ 50,542     8.00 %             N/A     N/A
    Bank............................................   72,491  11.53          50,292     8.00          $ 62,865     10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated...................................    64,258  10.17          25,271     4.00               N/A     N/A
    Bank............................................   64,614  10.28          25,146     4.00            37,719      6.00
Tier I capital (1) (to average assets)
    Consolidated...................................    64,258   8.11          31,693     4.00               N/A     N/A
    Bank............................................   64,614   8.19          31,550     4.00            39,438      5.00

As of December 31, 2007
-----------------------
Total capital (1) (to risk-weighted assets)
    Consolidated...................................  $ 69,106  11.37 %      $ 48,624     8.00 %             N/A     N/A
    Bank............................................   68,430  11.33          48,325     8.00          $ 60,406     10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated...................................    62,452  10.28          24,312     4.00               N/A     N/A
    Bank............................................   61,776  10.23          24,162     4.00            36,244      6.00
Tier I capital (1) (to average assets)
    Consolidated...................................    62,452   8.14          30,701     4.00               N/A     N/A
    Bank............................................   61,776   8.09          30,548     4.00            38,185      5.00

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

Watch List Data                            9/30/2008   6/30/2008   9/30/2007
---------------                            ---------   ---------   ---------
Total Watch List ($)                      34,531,000  27,911,000  20,900,000
Number of Watch List Customers                    43          42          40
Total Watch List $ > 30 Days Past Due     15,821,000  16,129,000   5,441,000
Total Watch List $ Secured by R/E         31,886,000  24,929,000  17,910,000
Total Watch List $ Secured by Non-R/E      2,446,000   2,782,000   2,691,000
Total Watch List $ Unsecured                 199,000     200,000     299,000

As of September 30, 2008, 54.2 percent of the watch list exposure was less than thirty days past due, compared to 42.2 percent as of June 30, 2008 and 74.0 percent as of September 30, 2007. The largest areas of stress within the loan portfolio are loans for Residential Real Estate Development and loans secured by 1-4 Family Non-Owner Occupied Residential Properties. As of September 30, 2008, loans totaling $39,340,000 were secured by Residential Real Estate Development collateral with $13,966,000 of these loans being on the watch list of which $7,972,000 were more than thirty days past due. The majority ($34,214,000 or 87.0 percent) of the $39,340,000 of loans secured by Residential Real Estate Development collateral were originated out of the Central Indiana region (greater Indianapolis). Of the $34,214,000 of loans originated by the Central Indiana region and secured by Residential Real Estate Development collateral, $13,945,000 of these loans were on the watch list (included in the $13,966,000 reported above), of which $7,986,000 were more than thirty days past due.

In addition, as of September 30, 2008, there were $56,382,000 of loans secured by 1-4 Family Non-Owner Occupied Residential Properties with $4,583,000 of these loans being on the watch list of which $1,839,000 were more than thirty days past due. These two categories combined account for 53.7 percent of the watch list. Approximately 18.1 percent ($10,177,000) of the $56,382,000 of loans secured by 1-4 Family Non-Owner Occupied Residential Properties were originated in our Central Indiana region. Of the $10,177,000 of loans originated by the Central Indiana region and secured by 1-4 Family Non-Owner Occupied Properties, $4,071,000 of these loans were on the watch list (included in the $4,583,000 reported above), of which $1,617,000 were more than thirty days past due.

Although the amount of loans internally classified has increased, Management believes that the Bank has sufficient collateral to reduce potential losses. The allowance for loan losses was $9,397,000, or 1.53 percent of portfolio loans (excluding loans held for sale) at September 30, 2008 compared to $6,654,000, or
1.14 percent, of portfolio loans at December 31, 2007. A portion of classified loans are nonaccrual loans. The Bank had nonperforming assets (nonaccrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $14,565,000 or 1.78 percent of total assets at September 30, 2008 compared to $8,214,000 or 1.06 percent of total assets at December 31, 2007.

During the third quarter of 2008, the Bank had net loan charge-offs totaling $1,151,000 compared to $575,000 in the second quarter of 2008 and $686,000 for the third quarter of 2007. Past due loans (30 days or more) were 2.94 percent of total loans at September 30, 2008 compared to 2.87 percent of total loans at June 30, 2008 and 1.16 percent of total loans at September 30, 2007.

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

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB), to obtain brokered certificates of deposit (CDs) and to borrow on a line of credit. FHLB advances were $20,186,000 at September 30, 2008 compared to $18,273,000 at December 31, 2007. At September 30, 2008, the Company had excess borrowing capacity at the FHLB of $34,288,000 as limited by the Company's board resolution in effect at that date. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity.

Over the past year, the Company has also utilized alternative funding sources. The Company obtained an unsecured line of credit with U. S. Bank during 2006. The maximum amount that can be borrowed is $10,000,000. The line of credit carries a variable interest rate of 1.50 percent over LIBOR and changes monthly. At September 30, 2008, the Company had $9,075,000 available on this line of credit. In July 2005, the Company began using brokered CDs as an alternate source of funding. As of September 30, 2008, the Company had $23,101,000 of brokered CDs on its balance sheet, compared to $10,034,000 at December 31, 2007 and $18,756,000 at September 30, 2007.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to repurchase stock. During the past twelve months, the main sources of funding for the holding company have been dividends from the Bank and the unsecured line of credit with U. S. Bank. During the first nine months of 2008, the Bank paid dividends totaling $1,695,000 to the holding company. As of October 1, 2008, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $12,466,000, versus $9,628,000 at January 1, 2008. As discussed in Note 11 to the Consolidated Financial Statements (page 47 of the 2007 Annual Report to Shareholders) and
Item 1 of the December 31, 2007 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 7 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the nine months ended September 30, 2008, $10,051,000 of cash was provided by operating activities, compared to $8,303,000 provided during the same period in 2007. The increase in the cash provided in this area was primarily a result of a $3,845,000 increase in the provision for loan losses offset by a $2,012,000 decrease in net income. During the first nine months of 2008, $12,236,000 was used by investing activities, compared to $14,037,000 being used in the same period of 2007. The decrease in the cash used in this category occurred primarily due to a $29,007,000 increase in the cash provided from the proceeds (net of purchases) from sales, paydowns and maturities of available for sale securities offset by an increase of $27,778,000 in cash used by the net change in loans. During the first nine months of 2008, $36,813,000 of cash was provided by financing activities compared to $2,592,000 used during the same period in 2007. The increase in cash provided by financing activities was primarily the result of a $22,772,000 increase in noninterest-bearing, interest-bearing demand and savings deposits and a $14,755,000 increase in certificates of deposit during the first nine months of 2008 as compared to 2007.

Overall, net cash and cash equivalents increased $34,628,000 during the nine months ended September 30, 2008 compared to a decrease of $8,326,000 in the same period of 2007.

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

Future Accounting Matters
-------------------------
In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which replaces SFAS No. 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement requires that loans acquired in a purchase business combination be the present value of amounts to be received. Valuation allowances should reflect only those losses incurred by the investor after acquisition. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of this Statement may have an effect on the Company's financial position if the Company pursues a business combination in the future.

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

The Company's interest sensitivity position at September 30, 2008 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk. Nonetheless, it is worth noting that under the Company's 200 basis point rate shock analysis, net interest income is shown to vary by approximately 8 percent, well below the Board established guidelines, but higher than the levels forecasted in 2007.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's September 30, 2008 balance sheet under various rate shocks:

                           Projected Net Interest       $ Change
                              Income Over the       in Net Interest     % Change
  Change in Interest Rate    Next Twelve Months          Income      in Net Interest
      (basis points)           (in thousands)        (in thousands)      Income
  ----------------------------------------------------------------------------------
          +200                    $ 22,075              $ (1,934)        (8.06) %
          +100                      23,074                  (935)        (3.89)
             0                      24,009                     0             0
          -100                      25,282                 1,273          5.30
          -200                      25,972                 1,963          8.18

For comparative purposes, the following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2007 balance sheet under various rate shocks:

Projected Change in Net Interest Income - December 31, 2007

                           Projected Net Interest       $ Change
                              Income Over the       in Net Interest     % Change
  Change in Interest Rate    Next Twelve Months          Income      in Net Interest
      (basis points)           (in thousands)        (in thousands)      Income
  ----------------------------------------------------------------------------------
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

The Company's liability sensitivity over the twelve-month horizon has increased during the first nine months of 2008 quarter as borrowers have taken actions to lock in current low rates and depositors have tended to show a preference for shorter term or liquid deposit products. As a result, the projected net change in net income related to upward or downward rate shocks is greater than it was on December 31, 2007.

Management believes a 200 basis point (2 percent) drop in interest rates is unlikely over the next twelve months, while an increase in rates of this magnitude over the next twelve months is certainly possible. Nonetheless, it is informative to quantify how rate changes of this magnitude could affect net interest income derived from the Company's current balance sheet to measure the Company's interest rate risk.

The September 30, 2008 table indicates that the Bank's projected net interest income for the next twelve months would decline by 8.1 percent in the event of a sudden and sustained 200 basis point increase in interest rates. This result is largely driven by the Company having more liabilities, primarily deposits, that would reprice over the twelve-month horizon than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock.

Net interest income is projected to increase in the event of an immediate 200 basis point decrease in interest rates. The projected 8.2 percent increase in net interest income is largely the result of the Company's increased liability sensitivity, much of which resulted from growth of Money Market Savings Accounts and public funds jumbo CDs during the first nine months of the year. Public Jumbo CDs tend to be for very short terms (often seven to twenty days) which makes them very sensitive to changing rates. Borrowers increasingly locking in current low rates by extending the term of their debt has also contributed to the increase in liability sensitivity.

The forecasts from both time periods indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched over the rate shock ranges between a decrease of 100 basis points and an increase of 200 basis points. The estimated changes in net interest income calculated as of September 30, 2008, are within the approved guidelines established by the Board of Directors.

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

Item 4.  Controls and Procedures.
-------  ------------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2008 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

          Stock Repurchased During the Third Quarter of 2008
          --------------------------------------------------

          The stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of September 30, 2008, the Board of Directors has not determined when stock repurchases will recommence. The Company's most recent stock repurchase transaction took place on August 7, 2007.

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

                                         MONROE BANCORP

        Date:   November 7, 2008         By: /s/ Mark D. Bradford
                ----------------             ----------------------------------
                                         Mark D. Bradford, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

        Date:   November 7, 2008         By: /s/ Gordon M. Dyott
                ----------------             ----------------------------------
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