Form 10-K
period 2008-12-31
MONROE BANCORP
filed 2009-03-13
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2008 Commission file number 000-31951

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
                                 --------------

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, No Par Value           NASDAQ Stock Market LLC
--------------------------           -------------------------------------------
(Title of Class)                     (Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:

NONE
----------------
(Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No  [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $67,450,000 on June 30, 2008, computed by reference to the closing price as reported by the NASDAQ Global Market system.

As of March 12, 2009, there were 6,227,550 outstanding common shares of common stock, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                            Part of Form 10-K
           Documents                                     Into Which Incorporated
           ---------                                     -----------------------

Portions of the 2008 Annual Report                                Part II
        to Shareholders

Portions of the Definitive Proxy Statement
 for the Annual Meeting of Shareholders
      to be held April 30, 2009                                   Part III

FORM 10-K TABLE OF CONTENTS                                                                  Form 10-K
                                                                                             Page Number
Part I
         Item 1 -   Business.......................................................................4

         Item 1A -  Risk Factors..................................................................30

         Item 1B -  Unresolved Staff Comments.....................................................35

         Item 2 -   Properties....................................................................36

         Item 3 -   Legal Proceedings.............................................................37

         Item 4 -   Submission of Matters to a Vote of Security Holders...........................37

Part II
         Item 5 -   Market for the Registrant's Common Equity,
                        Related Shareholder Matters and Issuer Purchases of Equity
                        Securities................................................................37

         Item 6 -   Selected Financial Data.......................................................38

         Item 7 -   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.......................................38

         Item 7A -  Quantitative and Qualitative Disclosures about Market Risk....................38

         Item 8 -   Financial Statements and Supplementary Data...................................38

         Item 9 -   Changes in and Disagreements With Accountants on
                        Accounting and Financial Disclosure.......................................38

         Item 9A -  Controls and Procedures.......................................................39

         Item 9B  - Other Information.............................................................41

Part III
         Item 10 -  Directors, Executive Officers and Corporate Governance........................42

         Item 11 -  Executive Compensation........................................................42

         Item 12 -  Security Ownership of Certain Beneficial
                        Owners and Management and Related Shareholder Matters.....................42

         Item 13 -  Certain Relationships and Related Transactions, and Director
                        Independence..............................................................43

         Item 14 -  Principal Accountant Fees and Services........................................43

Part IV
         Item 15 -  Exhibits, Financial Statement Schedules.......................................44

Signatures........................................................................................47

                                     PART I

ITEM 1.          BUSINESS.

                                     GENERAL
                                     -------

Monroe Bancorp (the "Company") is a one-bank holding company formed as a general corporation under Indiana law in 1984. At December 31, 2008, on a consolidated basis the Company had total assets of $819,799,000, total loans of $633,091,000 and total deposits of $665,179,000. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, headquartered in Bloomington, Indiana, conducts business from 18 locations in Monroe, Hamilton, Hendricks, Jackson and Lawrence counties in Indiana. Approximately 75 percent of the Bank's deposits are in Monroe County and are concentrated in and around the city of Bloomington. However, the Company's anticipated continued development of its existing and additional banking business in Hamilton County, Hendricks County and other counties in the greater Indianapolis area, is expected to gradually reduce this concentration.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

As of December 31, 2008, the Bank had 221 full-time equivalent employees.

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

The Company has increased its annual dividend each year for 21 years. Based upon a closing price of $8.01 for the Company's stock on December 31, 2008, the Company's $0.52 dividend per share provided a dividend yield of 6.49 percent. The Company's stock trades on the NASDAQ Global Market under the symbol MROE.

Management believes that the Company's culture of community involvement, service quality, and customer focus has played a significant role in the Company's growth and success over the years. Management also believes that other significant factors contributing to the Company's growth include, but are not limited to, the attractiveness of the Company's primary markets, an involved Board that sets high performance standards and the increased use of incentive and commission compensation plans.

The primary issue that affected the Company in 2008 was the downturn in the economy and related stress in residential housing markets. The Company focused much of its efforts on managing the deterioration of asset quality resulting from the effect that deteriorating economic conditions had on loans made primarily to residential real estate development related projects. The increase in the Company's provision for loan losses ($8,880,000 in 2008 compared to $2,035,000 in 2007) was largely due to asset quality issues related to this market segment.

Management's efforts focused on developing methodologies to identify potentially weak credits as early as possible, which enabled a proactive and aggressive approach to managing these credits and the development of workout strategies as appropriate. Nonetheless, loans 30 days past due increased from $10,084,000 (1.7 percent of total loans) at December 31, 2007 to $17,319,000 (2.7 percent of total loans) at December 31, 2008. Past due loans increased during this period by $7,235,000 or 71.7 percent. During the same period, non-performing loans (non-accrual loans and troubled debt restructuring) increased from $6,938,000 (1.2 percent of total loans) to $14,329,000 (2.3 percent of total loans) at December 31, 2008. Of the non-performing loans outstanding at December 31, 2008, $13,955,000 or 97.4 percent were secured by real estate (net of any charge-downs previously taken). The increase in past due loans and non-performing loans was driven by loans internally defined as Residential Real Estate Development, Residential Speculative Construction, Unimproved Land and loans secured by 1-4 Family Non-Owner Occupied Residential Properties. Management believes the presence of real estate collateral mitigates the level of expected loss though the level of mitigation is uncertain due to the difficulty ascertaining real estate values at this time. Residential Real Estate Development, Residential Speculative Construction, Unimproved Land and loans secured by 1-4 Family Non-Owner Occupied Residential Properties that were 30 days or more past due at year-end 2008 totaled $11,083,000.

A second area of focus for the Company was investing in facilities and equipment to enable us to continue our growth. In January 2008, we opened a full-service banking center in Avon, Hendricks County, which followed the December 2007 opening of our new banking center in Plainfield, also in Hendricks County. The Company opened its first full-service banking center in Hendricks (Brownsburg) in 2006. Prior to the opening of these banking centers, the Company serviced these markets from limited service branches located in less visible locations. The Company's growth plans in the northeast area of the Indianapolis metropolitan region commenced with the opening on September 2, 2008 of a new, full-service banking center in Noblesville located in rapidly growing Hamilton County.

A third area of focus was noninterest income growth primarily in our debit card interchange fees, service charges on deposit accounts and Wealth Management Group. Debit card interchange fees were $1,098,000 in 2008, compared to $950,000 in 2007, an increase of 15.6 percent largely due to increased debit card usage. Service charges on deposit accounts were $3,796,000 in 2008, compared to $3,680,000 in 2007, an increase of 3.2 percent primarily due to increased overdraft activity. Despite a depressed stock market, income from fiduciary activities (trust and asset management) increased by $144,000 or 6.4 percent over 2007 primarily due to a fee schedule increase implemented in April 2007 that was phased in over several months in 2007. Trust assets under management declined to $300,534,000 at December 31, 2008, a 15.0 percent decrease from the balance of $353,668,000 a year ago. The income growth in these areas helped to offset a decline in income from mortgages sold in the secondary market. With the downturn in the economy, the demand for mortgage refinancing and new home loans decreased.

A fourth area of Management focus was pricing discipline and other strategies to offset pressure on the Company's net interest margin created by an increase in non-accrual loans. To combat this and other adverse factors, Management's efforts to improve its net interest margin included the development of a loan pricing model, establishing floors on variable and adjustable rate loan products, increased efforts to attract lower cost checking accounts and increased use of competitively priced brokered certificates of deposit. Despite these and other actions, the Company's tax-equivalent net interest margin decreased to 3.30 percent for 2008 compared to 3.37 percent for 2007. The seven basis point decline experienced in 2008 is similar to the five point decrease that took place between 2006 (3.42 percent) and 2007 (3.37 percent). The tax-equivalent net interest margin was affected in 2008 by the increase in loans being placed on non-accrual during the year. Non-accrual loans totaled $14,329,000 at year-end 2008 compared to $6,919,000 at year-end 2007, an increase of $7,410,000 or 107.1 percent. The increase in non-accrual loans resulted from slowing economic activity and stresses in the residential housing market.

Company Goals
-------------
The Company's business strategies are focused on five major areas:

o        improving asset quality and strengthening credit processes;
o        increasing the Company's net interest margin;
o        managing interest rate risk;
o        increasing the ratio of noninterest income to net interest income; and
o        increasing operating efficiency.

Achievement of the Company's financial objectives will require continued moderate loan and deposit growth from the Bank's initiatives in Hendricks County and Hamilton County, two attractive markets in the greater Indianapolis area, as well as from its core markets in and around Monroe County.

Management will measure its overall success in terms of earnings per share growth rate, return on equity, the ratio of non-performing loans to total loans, service quality and staff retention rates.

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

The Company also competes directly with a large number of financial service providers who do not have a physical presence in our markets (e.g., Capital One, Wells Fargo) but have been successful in selling their services using technology and sophisticated target marketing techniques. We fully expect these companies to increase their future efforts to attract business from our customers.

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

The Company has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. According to data published annually by the Federal Deposit Insurance Company
(FDIC), all FDIC insured deposits held by financial institutions in Monroe County grew by $294,952,000, or 24.1 percent, during the five-year period between June 30, 2003 and June 30, 2008. During the same period, the Company was able to grow its deposits within Monroe County by $130,881,000 (38.8 percent) and increase its market share from 27.6 percent in 2003 to 30.8 percent in 2008. Like many financial institutions, deposit growth over the last five years has not kept pace with the Company's growth in loans. In 2008, the Company addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and acquiring brokered and short-term public fund certificates of deposit.

Available Information
---------------------
All reports filed electronically by the Company with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports are accessible at no cost on the Company's Web site at www.monroebank.com. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information concerning issuers that file electronically with the SEC, and the Company's filings are accessible on the SEC's web site at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549-0213. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance; and (v) new and increased civil and criminal penalties for violation of the securities laws.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12 percent to 0.50 percent of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008). Effective April 1, 2009, insurance assessments will range from 0.07 percent to 0.78 percent, depending on an institution's risk classification, as well as its unsecured debt, secured liability and brokered deposits. In addition, under an interim rule, the FDIC may impose a 20 basis point emergency special assessment on insured depository institutions on June 30, 2009. The emergency special assessment will be collected on September 30, 2009. The interim rule also authorizes the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.

Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $250,000 (in effect until December 31, 2009) per depositor subject to aggregation rules. The Bank is also subject to assessment for the Financial Corporation ("FICO") to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and it may not be able to pass these costs on to its customers. During 2007, the FDIC began collecting deposit insurance premiums in arrears. The last payment was made by the Bank on December 30, 2008, for the quarter ended September 30, 2008, in the amount of $136,000.

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

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2008, the Bank was qualified as "well capitalized." It should be noted that a Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

Separately, the Company announced that it has applied for approval to participate in the U.S. Treasury Department's Capital Purchase Program ("CPP"). If approved to participate in the CPP and if the Company ultimately determines to accept funds under the CPP, the Company could sell to the Treasury Department up to approximately $19 million in newly issued preferred stock. Authorization of the preferred stock would require shareholder approval. As part of its investment, the Treasury Department also would receive warrants to purchase common stock of the Company having an aggregate market price of 15 percent of the investment amount. The Treasury Department is not obligated to accept the Company's application to participate in the CPP or may decide to purchase less than the $19 million of preferred stock requested by the Company in its application. The Company cannot predict when or if it will be approved to participate in the CPP, or if it is approved to participate, whether it will accept funds under the CPP.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises. Congress, the United States Department of the Treasury ("Treasury") and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets.

In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury has allocated $250 billion towards the Capital Purchase Program (the "CPP"). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP"). The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125 percent of the entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2 percent of their total liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company did not opt out of the TAGP or the DGP, although it does not have any eligible debt and therefore does not currently anticipate paying any premium associated with the DGP.

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in the Treasury's Capital Purchase Program, which would include the Company if it participates the Capital Purchase Program, which are in addition to those previously announced by Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury's consultation with the recipient's appropriate federal regulator.

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

Statistical Data.

     Selected Financial Data

                                              Financial Highlights
                         (dollar amounts in thousands, except share and per share data)
----------------------------------------------------------------------------------------------------------------

                                                                    At or for the Years Ended December 31,
                                                            ----------------------------------------------------
                                                              2008       2007       2006       2005       2004
                                                            --------   --------   --------   --------   --------
                   Summary of operations
Net interest income .....................................   $ 23,601   $ 23,039   $ 22,665   $ 20,824   $ 19,864
Less: Provision for loan losses .........................      8,880      2,035      1,200      1,140      1,320
                                                            --------   --------   --------   --------   --------
Net interest income, after provision for loan losses ....     14,721     21,004     21,465     19,684     18,544

Noninterest income ......................................     10,033     10,251      9,492      9,258      8,302
Noninterest expense .....................................     20,732     20,626     20,098     18,054     16,921
Net income ..............................................      3,979      7,806      7,586      7,223      6,705


                     Per common share
Basic earnings per share ................................   $  0.640   $  1.240    $ 1.154    $ 1.094    $ 1.013
Diluted earnings per share ..............................      0.639      1.235      1.150      1.091      1.010
Cash dividends per share ................................     0.5200     0.4900     0.4800     0.4745     0.4727
Book value per common share .............................       8.99       8.76       8.24       7.64       7.18


               Selected year-end balances
Total assets ............................................   $819,799   $778,080   $748,193   $713,060   $633,970
Total securities ........................................    121,530    125,658    120,250    119,244    109,712
Total loans - including loans held for sale .............    633,091    584,831    559,463    525,466    477,085
Total deposits ..........................................    665,179    619,717    589,328    576,181    483,534
Shareholders' equity ....................................     55,921     54,452     53,505     50,514     47,384


               Selected average balances
Total assets ............................................   $792,004   $753,683   $730,137   $662,806   $607,619
Total securities ........................................    114,067    122,736    117,553    111,778    106,703
Total loans - including loans held for sale .............    601,875    564,483    549,463    499,503    451,055
Total deposits ..........................................    649,540    611,907    582,762    521,235    459,765
Shareholders' equity ....................................     55,940     52,774     52,001     48,387     46,428


           Ratios based on average balances
Return on assets (1) ....................................       0.50 %     1.04 %     1.04 %     1.09 %     1.10 %
Return on equity (2) ....................................       7.11 %    14.79 %    14.59 %    14.93 %    14.44 %
Dividend payout ratio (3) ...............................      81.23 %    39.21 %    41.52 %    43.36 %    46.64 %
Equity to assets ratio (4) ..............................       7.06 %     7.00 %     7.12 %     7.30 %     7.64 %

(1)  Net income divided by average total assets
(2)  Net income divided by average equity
(3)  Dividends per share divided by net income per share
(4)  Average equity divided by average total assets

                               Net Interest Income
                               -------------------

The table on the following page presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. For analytical purposes, interest income presented in the table has been adjusted to a tax-equivalent basis (as discussed on pages 24 to 25 of the Company's 2008 Annual Report to Shareholders under the caption "Management's Discussion and Analysis") assuming a 34 percent tax rate. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes a table of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.

                                                  Average Balance Sheets and Interest Rates
                                                          (dollar amounts in thousands)

                                                                            Years Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                       2008                           2007                         2006
                                           ---------------------------    ---------------------------  ----------------------------
                                           Average             Average    Average             Average  Average             Average
ASSETS                                     Balance   Interest   Rate      Balance   Interest   Rate    Balance   Interest   Rate
----------------------------------------   --------  --------  -------    --------  --------  -------  --------  --------  -------
Interest-earning assets
    Taxable securities .................   $ 77,448   $ 3,550    4.58%    $ 87,238   $ 4,063    4.66%  $ 87,267   $ 3,545    4.06%
    Tax-exempt securities (1) ..........     36,619     1,879    5.13%      35,498     1,880    5.30%    30,286     1,530    5.05%
                                           --------   -------             --------   -------           --------   -------
      Total securities .................    114,067     5,429    4.76%     122,736     5,943    4.84%   117,553     5,075    4.32%
  Commercial loans .....................     99,353     6,048    6.09%      99,841     8,324    8.34%    97,043     7,574    7.80%
  Real estate loans ....................    484,841    29,822    6.15%     446,144    32,554    7.30%   433,385    30,395    7.01%
  Installment loans ....................     17,681     1,372    7.76%      18,498     1,494    8.08%    19,035     1,460    7.67%
                                           --------   -------             --------   -------           --------   -------
       Total loans (2) .................    601,875    37,242    6.19%     564,483    42,372    7.51%   549,463    39,429    7.18%
  Interest-earning deposits ............      9,895       214    2.16%       3,042       151    4.95%     3,514       158    4.51%
   FHLB Stock ..........................      2,312       117    5.06%       2,312       105    4.54%     2,467       121    4.90%
  Federal funds sold ...................      8,754       177    2.02%      11,102       599    5.40%     9,002       491    5.45%
                                           --------   -------             --------   -------           --------   -------
   Total interest-earning assets .......    736,903    43,179    5.86%     703,675    49,170    6.99%   681,999    45,275    6.64%
                                           --------   -------             --------   -------           --------   -------

Noninterest-earning assets
  Allowance for loan losses ............     (8,103)                        (6,354)                      (5,891)
  Premises and equipment & other assets      49,298                         41,646                       37,354
  Cash and due from banks ..............     13,906                         14,716                       16,675
                                           --------                       --------                     --------
      Total assets .....................  $ 792,004                       $753,683                     $730,137
                                          =========                       ========                     ========



LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------------
  Total interest-bearing deposits ......  $ 570,037    16,692    2.93%    $534,182    21,639    4.05%  $505,115    18,005    3.56%
  Borrowed funds:
      Short-term borrowings ............     48,835       776    1.59%      51,968     2,350    4.52%    56,502     2,532    4.48%
      Other borrowings .................     27,967     1,393    4.98%      28,791     1,446    5.02%    30,927     1,441    4.66%
                                           --------   -------             --------   -------           --------   -------
           Total borrowed funds ........     76,802     2,169    2.82%      80,759     3,796    4.70%    87,429     3,973    4.54%
                                           --------   -------             --------   -------           --------   -------
  Total interest-bearing liabilities ...    646,839    18,861    2.92%     614,941    25,435    4.14%   592,544    21,978    3.71%

Noninterest-bearing liabilities
  Noninterest-bearing demand deposits ..     79,503                         77,725                       77,647
  Other liabilities ....................      9,722                          8,243                        7,945
  Shareholders' equity .................     55,940                         52,774                       52,001
                                           --------                       --------                     --------
  Total liabilities and
    shareholders' equity ...............  $ 792,004    18,861             $753,683    25,435           $730,137    21,978
                                          =========   -------             ========   -------           ========    ------
Interest margin recap
  Tax-equivalent net interest income
     and interest rate spread ..........               24,318    2.94%                23,735    2.85%              23,297    2.93%
  Tax-equivalent net interest income
     margin as a percent of total
     average earning assets.............                         3.30%                          3.37%                        3.42%
  Less: Tax-equivalent adjustment (3) ..                  717                            696                          632
                                                      -------                        -------                       ------
          Net interest income ..........              $23,601                        $23,039                       $22,665
                                                      =======                        =======                       =======

(1) Interest income on tax-exempt securities has been adjusted to a tax-equivalent basis using a marginal income tax rate of 34%.
(2) Non-accrual loans are included in average loan balances and loan fees are included in interest income.
(3) Interest income adjustment to convert tax-exempt investment securities interest to fully tax equivalent basis using a marginal rate of 34%.

The following table presents net interest income components on a tax-equivalent basis and reflects changes between periods attributable to movement in either the average balance or average interest rate for both earning assets and interest-bearing liabilities. The volume differences were computed as the difference in volume between the current and prior year times the interest rate of the prior year, while the interest rate changes were computed as the difference in rate between the current and prior year items times the volume of the prior year. Volume/rate variances have been allocated on the basis of the absolute relationship between volume variances and rate variances. Non-accrual loans were included in the average loan balances used in determining the yields.

                                                          Volume / Rate Analysis
                                                      (dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                         2008 Compared to 2007           2007 Compared to 2006            2006 Compared to 2005
                                      Increase (Decrease) Due to       Increase (Decrease) Due to      Increase (Decrease) Due to
                                    ------------------------------   ------------------------------   -----------------------------
                                     Volume      Rate      Total      Volume      Rate      Total      Volume      Rate     Total
                                    --------   --------   --------   --------   --------   --------   --------   --------  --------
Interest income
---------------
 Loans ...........................  $  2,942   $ (8,072)  $ (5,130)  $  1,096   $  1,847   $  2,943   $  3,279   $  5,266  $  8,545
 Securities:
   Taxable .......................      (447)       (66)      (513)        (1)       519        518       (286)       571       285
   Tax-exempt ....................        60        (61)        (1)       273         77        350        640        158       798
                                    --------   --------   --------   --------   --------   --------   --------   --------  --------
     Total securities interest ...      (387)      (127)      (514)       272        596        868        354        729     1,083
                                    --------   --------   --------   --------   --------   --------   --------   --------  --------


 Interest-earning deposits .......       493       (430)        63        (13)         5         (8)        91       --          91
 FHLB stock ......................      --           12         12        (11)        (5)       (16)        (2)        15        13
 Federal funds sold ..............      (167)      (255)      (422)       116         (8)       108        320         67       387
                                    --------   --------   --------   --------   --------   --------   --------   --------  --------
      Total interest income ......     2,881     (8,872)    (5,991)     1,460      2,435      3,895      4,042      6,077    10,119
                                    --------   --------   --------   --------   --------   --------   --------   --------  --------

Interest expense
----------------
 Interest-bearing deposits .......     1,531     (6,478)    (4,947)     1,077      2,557      3,634      1,674      5,302     6,976
 Short-term borrowings ...........      (151)    (1,423)    (1,574)      (201)        19       (182)       338        921     1,259
 Long-term debt ..................       (41)       (12)       (53)      (160)       165          5       (348)        36      (312)
                                    --------   --------   --------   --------   --------   --------   --------   --------  --------
      Total interest expense .....     1,339     (7,913)    (6,574)       716      2,741      3,457      1,664      6,259     7,923
                                    --------   --------   --------   --------   --------   --------   --------   --------  --------

 Change in net interest income
   (fully tax-equivalent basis)...  $  1,542   $   (959)       583   $    744   $   (306)       438   $  2,378   $   (182)    2,196
                                    ========   ========              ========   ========              ========   ========

Tax-equivalent adjustment (1)....                              (21)                             (64)                           (355)
                                                          --------                         --------                        --------
      Change in net interest
        income....................                        $    562                         $    374                        $  1,841
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

                                          Analysis of Allowance for Loan Losses
                                               (dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------------

                                                                     Years Ended December 31,
                                                   -------------------------------------------------------------
                                                      2008         2007         2006         2005         2004
                                                   ---------    ---------    ---------    ---------    ---------
Balance at beginning of year ....................  $   6,654    $   6,144    $   5,585    $   5,194    $   5,019

Loans charged off
-----------------
 Commercial and industrial ......................       (276)        (274)        (142)        (353)        (502)
 Real estate ....................................     (3,762)      (1,252)        (320)        (229)        (867)
 Installment ....................................       (675)        (579)        (616)        (428)        (127)
                                                   ---------    ---------    ---------    ---------    ---------
      Total charge-offs .........................     (4,713)      (2,105)      (1,078)      (1,010)      (1,496)
                                                   ---------    ---------    ---------    ---------    ---------
Charge-offs recovered
---------------------
 Commercial and industrial ......................         30          118           63           47          127
 Real estate ....................................         61          183           47           81          181
 Installment ....................................        260          279          327          133           43
                                                   ---------    ---------    ---------    ---------    ---------
      Total recoveries ..........................        351          580          437          261          351
                                                   ---------    ---------    ---------    ---------    ---------

Net loans charged off ...........................     (4,362)      (1,525)        (641)        (749)      (1,145)
Current year provision ..........................      8,880        2,035        1,200        1,140        1,320
                                                   ---------    ---------    ---------    ---------    ---------
Balance at end of year ..........................  $  11,172    $   6,654    $   6,144    $   5,585    $   5,194
                                                   =========    =========    =========    =========    =========

Loans at year end (excluding loans held for sale)  $ 629,702    $ 581,857    $ 556,918    $ 524,158    $ 474,345

Ratio of allowance to loans (excluding loans held
  for sale) at period end .......................       1.77%        1.14%        1.10%        1.07%        1.09%

Average loans ...................................  $ 601,875    $ 564,483    $ 549,463    $ 499,503    $ 451,055

Ratio of net loans charged off
 to average loans ...............................       0.72%        0.27%        0.12%        0.15%        0.25%

The allocation of the allowance for loan losses along with the percentage of each loan type to total loans outstanding is illustrated in the following table. The Company regards the allowance as a general allowance which is available to absorb losses from all loans.

                   Allocation of the Allowance for Loan Losses
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                     2008                  2007                  2006
                                               -----------------     -----------------     -----------------
                                               Amount    Percent     Amount    Percent     Amount    Percent
                                               ------    -------     ------    -------     ------    -------
Balance at December 31:
  Commercial, industrial and agricultural .   $ 1,031    16.55 %     $1,148    17.89 %     $1,482    17.38 %
  Real Estate .............................     9,517    80.90 %      5,217    78.98 %      4,202    78.84 %
  Installment .............................       393     2.55 %        289     3.14 %        342     3.78 %
  Unallocated .............................       231      N/A           --      N/A          118      N/A
                                              -------   ------       ------   ------       ------   ------
       Total allowance for loan losses ....   $11,172   100.00 %     $6,654   100.00 %     $6,144   100.00 %
                                              =======   ======       ======   ======       ======   ======

                                                     2005                  2004
                                               -----------------     -----------------
                                               Amount    Percent     Amount    Percent
                                               ------    -------     ------    -------
Balance at December 31:
  Commercial, industrial and agricultural .   $ 1,511    17.38 %     $1,584    22.54 %
  Real Estate .............................     3,607    78.84 %      2,921    68.34 %
  Installment .............................       410     3.78 %        394     9.12 %
  Unallocated .............................        57      N/A          295      N/A
                                              -------   ------       ------   ------
       Total allowance for loan losses ....   $ 5,585   100.00 %     $5,194   100.00 %
                                              =======   ======       ======   ======

Non-performing assets and their relative percentages to loan balances are presented in the table on the following page. The level of non-performing loans is an important element in assessing asset quality and the relevant risk in the credit portfolio. Non-performing loans include non-accrual loans, restructured loans and loans delinquent 90 days or more and still accruing.

Loans are evaluated for non-accrual status when payments are past due over 90 days or when management feels that there is a high probability that principal and interest are not fully collectible. Current year interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized after principal is collected. Loans significantly past due that are not well secured and in the process of collection are generally placed on non-accrual status. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans. Another element associated with asset quality is other real estate owned (OREO), which represents properties acquired by the Company through loan defaults by customers.

                           Non-Performing Assets
                       (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                       December 31,
                                                  ---------------------------------------------------
                                                   2008        2007       2006       2005       2004
                                                  -------     ------     ------     ------     ------
Principal balance
-----------------
Non-accrual ..................................    $14,329     $6,919     $1,670     $1,640     $3,283
Restructured .................................       --           19         42        293        391
90 days or more past due and still accruing ..      1,194        435        644         99         29
                                                  -------     ------     ------     ------     ------
          Total non-performing loans .........    $15,523     $7,373     $2,356     $2,032     $3,703
                                                  =======     ======     ======     ======     ======

Non-performing loans as a percent of total
    loans (including loans held for sale) ....       2.45%      1.26%      0.42%      0.39%      0.78%

Other real estate owned (OREO) ...............    $ 3,257     $  841     $  141     $ --       $  350

OREO as a percent of total loans (including
    loans held for sale) .....................       0.51%      0.14%      0.03%      --         0.07%

Allowance as a percent of non-performing loans      71.97%     90.25%    260.78%    274.85%    140.26%

Interest income of $400,000 for the year ended December 31, 2008, was recognized on the non-accruing and restructured loans listed in the table above, whereas, interest income of $801,000 would have been recognized under their original terms.

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

Management has identified $42,480,000 and $9,368,000 of loans on its watch list, which were not included in impaired or non-performing loans at December 31, 2008 and 2007, respectively.

                         Noninterest Income and Expense
                         ------------------------------

A comparative table and complete discussion of noninterest income and expense is contained in the 2008 Annual Report to Shareholders Managements Discussion and Analysis on pages 28 to 30 under the caption "Other Income and Expense."


                               Financial Condition
                               -------------------

                                   Securities
                                   ----------

Held to maturity securities are those which the Company has both the positive intent and the ability to hold to maturity. They are reported at amortized cost. Available for sale securities are those which the Company may decide to sell if needed for liquidity, asset/liability management, or other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses included in other comprehensive income, net of tax.

Trading securities consist of investments in various mutual funds and Monroe Bancorp common stock held in grantor trusts formed by the Company related to the Monroe Bancorp Directors' Deferred Compensation Plan. The Company's obligations under the deferred compensation plan change in concert with the performance of the investments.

The tables on the following page summarize the carrying values of securities from December 31, 2006 through December 31, 2008. The maturity distribution of securities at December 31, 2008 is summarized by classification.

                                   Securities
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                             December 31,
                                   ------------------------------
                                     2008       2007       2006
                                   --------   --------   --------
Available for sale
------------------
  Government agencies ..........   $ 28,155   $ 28,270   $ 38,733
  State and municipal ..........     32,756     37,832     34,097
  Mortgage-backed & asset-backed     47,216     49,963     39,288
  Corporate bonds ..............      2,403      1,981       --
  Equity securities ............      2,965      2,959      2,922
                                   --------   --------   --------

        Total available for sale    113,495    121,005    115,040


Held to Maturity
----------------
  Government agencies ..........      1,003      1,005      1,006
  State and municipal ..........      4,050       --          645
  Mortgage-backed & asset-backed          1          1          2
                                   --------   --------   --------

        Total held to maturity .      5,054      1,006      1,653


Trading securities
------------------
   Mutual funds ................      2,981      3,647      3,557
                                   --------   --------   --------
        Total trading securities      2,981      3,647      3,557
                                   --------   --------   --------

            Total securities ...   $121,530   $125,658   $120,250
                                   ========   ========   ========

Securities Maturity Schedule at December 31, 2008
-------------------------------------------------

                                       1 Year and Less      1 to 5 Years       5 to 10 Years      Over 10 Years           Total
                                       ----------------    ----------------    ---------------    ---------------    --------------
                                       Balance    Rate     Balance    Rate     Balance   Rate     Balance   Rate     Balance   Rate
                                       --------  ------    --------  ------    -------  ------    -------  ------    --------  ----
Available for sale
------------------
  Government agencies................  $ 12,556   1.15%    $ 14,304   4.09%    $ 1,295   5.01%    $    --            $28,155   2.82%
  State and municipal................     7,862   3.10%      14,913   3.41%      9,981   3.61%         --             32,756   3.40%
  Corporate bonds....................     1,470   4.05%         933   5.26%         --                 --              2,403   4.52%
  Mortgage-backed & asset-backed (1).     1,209   3.16%       6,111   3.91%        795   5.05%     39,101   5.02%     47,216   4.83%
  Equity Securities (2)..............     2,965   4.24%          --                                    --              2,965   4.24%
                                       --------            --------            -------            -------           --------
        Total available for sale.....  $ 26,062            $ 36,261            $12,071            $39,101           $113,495   3.91%
                                       ========            ========            =======            =======           ========

Held to Maturity
----------------
  Government agencies................  $     --            $  1,003   4.85%    $    --            $    --           $  1,003   4.85%
  State and municipal................        --                  --                                 4,050   1.88%      4,050   1.88%
  Mortgage-backed & asset-backed (1)..       --                   1   5.39%         --                 --                  1   5.39%
                                       --------            --------            -------            -------           --------
        Total held to maturity.......  $     --            $  1,004            $    --            $ 4,050           $  5,054   2.47%
                                       ========            ========            =======            =======           ========

Trading Securities
------------------
   Mutual funds (2)..................  $  2,981   3.12%    $     --            $    --            $    --           $  2,981   3.12%
                                       --------            --------            -------            -------           --------
        Total trading securities.....  $  2,981            $     --            $    --            $    --           $  2,981   3.12%
                                       ========            ========            =======            =======           ========

(1) Mortgage-backed and asset-backed securities maturities are based on average life at the projected prepayment speed.
(2)  Equity securities and mutual funds have no maturities.

                             ----------------------

The majority of the securities portfolio is comprised of government agency securities, and mortgage-backed obligations. Trading securities consist solely of mutual funds and Monroe Bancorp stock held in a grantor trust, established for the Monroe Bancorp Directors' and Executives' Deferred Compensation Plan.

The securities portfolio carries varying degrees of risk. Investments in government agency and mortgage-backed securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2008. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10 percent of the Company's shareholders' equity as of December 31, 2008. The Company does not use off-balance sheet derivative financial instruments. As of December 31, 2008 and December 31, 2007, the securities portfolio held no structured notes.

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

The Company's primary lending area generally includes Monroe, Hamilton, Hendricks, Jackson, Lawrence and contiguous counties in Southern and Central Indiana. The Company extends out-of-area credit only to borrowers who are considered to be low risk, and then, only on a limited basis.

The following table reflects outstanding balances by loan type.

                                            Loans Outstanding
                                      (dollar amounts in thousands)
------------------------------------------------------------------------------------------------

                                                               December 31,
                                      ---------------------------------------------------------
                                         2008        2007         2006        2005       2004
                                      ---------   ---------    ---------   ---------  ---------
Commercial and industrial........     $ 103,121   $ 103,069     $ 92,528    $ 89,850   $ 85,420
Agricultural.....................         1,658       1,542        1,384       1,427        992
Real estate:
 One-to-four-family..............       110,242      91,530       94,817      99,180    104,541
 Multi-family....................        84,063      69,502       59,608      59,057     52,087
 Commercial......................       205,433     171,144      165,714     156,014    128,167
 Construction....................        80,917     101,011       97,006      68,066     61,828
 Home equity.....................        28,976      25,222       26,515      28,792     26,188
 Farm land.......................         2,547       3,462        3,195       3,216      1,450
Installment......................        16,134      18,349       18,696      19,864     16,412
                                      ---------   ---------    ---------   ---------  ---------
     Total loans.................     $ 633,091   $ 584,831    $ 559,463   $ 525,466  $ 477,085
                                      ---------   ---------    ---------   ---------  ---------

The following table presents the composition of the loan portfolio expressed as a percent of total loans.

                                                               December 31,
                                      ---------------------------------------------------------
                                         2008        2007         2006        2005       2004
                                      ---------   ---------    ---------   ---------  ---------
Commercial and industrial.........        16.29 %     17.62 %      16.54 %     17.11 %    17.91 %
Agricultural......................         0.26 %      0.26 %       0.25 %      0.27 %     0.21 %
Real estate:
 One-to-four-family...............        17.41 %     15.65 %      16.95 %     18.87 %    21.91 %
 Multi-family.....................        13.28 %     11.89 %      10.65 %     11.24 %    10.92 %
 Commercial.......................        32.45 %     29.27 %      29.62 %     29.69 %    26.86 %
 Construction.....................        12.78 %     17.27 %      17.34 %     12.95 %    12.96 %
 Home equity......................         4.58 %      4.31 %       4.74 %      5.48 %     5.49 %
 Farm land........................         0.40 %      0.59 %       0.57 %      0.61 %     0.30 %
Installment.......................         2.55 %      3.14 %       3.34 %      3.78 %     3.44 %
                                      ---------   ---------    ---------   ---------  ---------
      Total.......................       100.00 %    100.00 %     100.00 %    100.00 %   100.00 %
                                      ---------   ---------    ---------   ---------  ---------

The following table reflects the maturity schedule of loans. Also indicated are fixed and variable rate loans maturing after one year.

                                 Loan Liquidity
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                    Loan Maturities at December 31, 2008
                                   --------------------------------------
                                    1 Year    1 - 5      Over 5
                                   and Less   Years      Years    Total
                                   --------  --------  --------  --------
Commercial and industrial .......  $ 51,913  $ 36,635  $ 16,231  $104,779
Real estate:
     One-to-four-family .........    10,312     6,837    93,093  $110,242
     Multi-family ...............     7,321     5,148    71,594  $ 84,063
     Commercial .................    18,679    32,978   153,776  $205,433
     Construction ...............    51,992    17,736    11,189  $ 80,917
     Home equity ................      --        --      28,976  $ 28,976
     Farm land ..................      --         220     2,327  $  2,547
Installment .....................     1,424     7,166     7,544  $ 16,134
                                   --------  --------  --------  --------
          Total loans ...........  $141,641  $106,720  $384,730  $633,091
                                   ========  ========  ========  ========


Loans maturing after 1 year with:
    Fixed interest rates ..................  $ 66,379  $101,356
    Adjustable interest rates .............    40,341   283,374
                                             --------  --------
                                             $106,720  $384,730
                                             --------  --------

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

                               Deposit Information
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                            2008                  2007                  2006
                                     -----------------     -----------------     -----------------
                                      Amount     Rate       Amount     Rate       Amount     Rate
                                     --------    -----     --------    -----     --------    -----
Noninterest-bearing................  $ 79,503              $ 77,725              $ 77,647
Interest-bearing demand............   235,005    1.62%      231,010    3.23%      226,905    3.10%
Savings deposits...................    17,618    0.40%       17,940    0.50%       19,448    0.50%
Time...............................   317,414    4.04%      285,232    4.94%      258,762    4.21%
                                     --------              --------              --------
        Total average deposits.....  $649,540    2.93%     $611,907    4.05%     $582,762    3.56%
                                     ========              ========              ========


Certificates of deposit and other time deposits of $100,000 or more mature as follows:

                               CD's over $100,000
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------
                                                  At December 31,
                                        ------------------------------------
                                          2008          2007          2006
                                        --------      --------      --------
   3 months or less................     $ 51,527      $ 32,831      $ 28,161
   3 through 6 months..............       23,282        30,023        21,369
   6 through 12 months.............       31,054        42,791        51,081
   Over 12 months..................       21,726        22,957        15,430
                                        --------      --------      --------
                                        $127,589      $128,602      $116,041
                                        --------      --------      --------


Certificates of deposit of $100,000 or more totaled $127,589,000 at December 31, 2008, which was a decrease of $1,013,000 compared to December 31, 2007. The Company began using brokered certificates of deposit as an alternative funding source in 2005. While the Company's primary focus for 2009 will be on growing core deposits, management anticipates it will continue to use brokered and public fund certificates of deposit as an alternative funding source in the future.

                                   Borrowings
                                   ----------

A detailed schedule of short-term borrowings follows:

                                    Short-term Borrowings
                                (dollar amounts in thousands)
----------------------------------------------------------------------------------------------

                                                                           December 31,
                                                                   ---------------------------
                                                                    2008      2007      2006
                                                                   -------   -------   -------
Repurchase agreements outstanding ...............................  $59,404   $43,195   $70,784
Federal funds purchased .........................................     --      24,850     2,075
                                                                   -------   -------   -------
Total short-term borrowings .....................................  $59,404   $68,045   $72,859
                                                                   =======   =======   =======


Average federal funds purchased during the year .................  $ 3,149   $ 2,085   $ 1,858

Average repurchase agreements during the year ...................  $45,686   $49,884   $54,644

Maximum month-end federal funds purchased .......................  $17,935   $24,850   $13,000

Maximum month-end repurchase agreements .........................  $59,404   $65,589   $70,784

YTD average interest rate on federal funds purchased ............     3.25%     5.34%     5.15%
Average interest rate at end of period on federal funds purchased     0.28%     4.30%     5.51%

YTD Average interest rate on repurchase agreements ..............     1.47%     4.49%     4.46%
Average interest rate at end of period on repurchase agreements .     0.41%     3.73%     4.71%

----------------------------------------------------------------------------------------------


Repurchase agreements are borrowings which mature daily, and are secured by U.S. government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLB") in 1997 and has the authority of the Company's Board of Directors to borrow up to $57,000,000 from the FHLB. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and multi-family loans. Other borrowings, consisting of FHLB advances, loans sold under repurchase agreements and two trust preferred debentures, were $33,799,000 and $28,376,000, as of December 31, 2008 and 2007, respectively. The
FHLB borrowings accounted for the vast majority of other borrowings. The Company expects to primarily use deposit growth in the future as a source of loan funding and for general liquidity, but may continue to supplement this with additional FHLB advances.

                                    Liquidity
                                    ---------

A table detailing the maturity and repricing of the Company's assets accompanied by a discussion of the Company's interest rate sensitivity and liquidity is presented in the 2008 Annual Report to Shareholders Management's Discussion and Analysis on pages 25 to 27 under the caption "Interest Rate Sensitivity and Disclosures about Market Risk" and on page 27 under the caption "Liquidity."

The following table details the main components of cash flows for the years ended December 31, 2008 and 2007.

                                           Funding Uses and Sources
                                         (dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------

                                         Year Ended December 31, 2008      Year Ended December 31, 2007
                                         -----------------------------     -----------------------------
                                          Average  Increase/(Decrease)      Average  Increase/(Decrease)
                                          Balance   Amount    Percent       Balance   Amount   Percent
                                         --------  --------   --------     --------  --------  ---------
Funding Uses
------------
Loans, net of unearned income .........  $601,875  $ 37,392     6.62 %     $564,483  $ 15,020    2.73 %
Taxable securities ....................    77,448    (9,790)  (11.22)%       87,238       (29)  (0.03)%
Tax-exempt securities .................    36,619     1,121     3.16 %       35,498     5,212   17.21 %
Interest-earning deposits .............     9,895     6,853   225.28 %        3,042      (472) (13.43)%
FHLB stock ............................     2,312      --         -- %        2,312      (155)  (6.28)%
Federal funds sold ....................     8,754    (2,348)  (21.15)%       11,102     2,100   23.33 %
                                         --------  --------                --------  --------
      Total uses ......................  $736,903  $ 33,228     4.72 %     $703,675  $ 21,676    3.18 %
                                         ========  ========                ========  ========


Funding Sources
---------------
Noninterest-bearing deposits ..........  $ 79,503  $  1,778     2.29 %     $ 77,725  $     78    0.10 %
Interest-bearing demand, savings & time   570,037    35,855     6.71 %      534,182    29,067    5.75 %
Short-term borrowings .................    48,835    (3,133)   (6.03)%       51,968    (4,534)  (8.02)%
Other borrowings ......................    27,967      (824)   (2.86)%       28,791    (2,136)  (6.91)%
                                         --------  --------                --------  --------
      Total sources ...................  $726,342  $ 33,676     4.86 %     $692,666  $ 22,475    3.35 %
                                         ========  ========                ========  ========

                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2008 and 2007, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines discussed in the "Capital Regulations" subsection of the "Regulation and Supervision" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2008 management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

                                     Capital
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                  At December 31,
                                                              ----------------------
                                                                 2008        2007
                                                              ---------    ---------
Tier 1 capital
     Shareholders' equity ..................................  $  55,921    $  54,452
     Less: Intangibles .....................................       --           --
     Add:  Unrealized (gain)/loss on securities ............       (817)        (223)
     Add:  Qualifying trust preferred securities ...........      8,248        8,248
     Deduct:  Unrealized loss on available for sale equities        (26)         (25)
                                                              ---------    ---------
          Total Tier 1 capital .............................  $  63,326    $  62,452
                                                              =========    =========


Total risk-based capital
     Tier 1 capital ........................................  $  63,326    $  62,452
     Tier 2 capital ........................................      7,888        6,654
                                                              ---------    ---------
          Total risk-based capital .........................  $  71,214    $  69,106
                                                              =========    =========



Risk weighted assets .......................................  $ 627,795    $ 607,801
Quarterly average assets ...................................  $ 818,353    $ 767,537

Risk-based ratios:
     Tier 1 capital (to risk-weighted assets) ..............      10.09%       10.28%
     Total risk-based capital (to risk-weighted assets) ....      11.34%       11.37%
     Leverage ratio (Tier 1 capital to average assets) .....       7.74%        8.14%

ITEM 1A.  RISK FACTORS

DIFFICULT CONDITIONS IN THE CAPITAL MARKETS AND THE ECONOMY GENERALLY MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies' underlying financial strength.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of EESA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

THERE CAN BE NO ASSURANCE THAT ACTIONS OF THE U.S. GOVERNMENT, FEDERAL RESERVE AND OTHER GOVERNMENTAL AND REGULATORY BODIES FOR THE PURPOSE OF STABILIZING THE FINANCIAL MARKETS WILL ACHIEVE THE INTENDED EFFECT.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed EESA into law. Pursuant to EESA, the Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions such as the Company. There can be no assurance, however, as to the actual impact that EESA, including the Capital Purchase Program and the Treasury's Troubled Asset Repurchase Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

WE MAY BE REQUIRED TO PAY SIGNIFICANTLY HIGHER FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) PREMIUMS IN THE FUTURE.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to us by the FDIC to increase.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates will increase to 12 to 16 basis points per $100 of deposits. Additionally, on February 27, 2009, the FDIC announced an interim rule imposing a 20 basis point special emergency assessment on June 30, 2009, payable September 30, 2009. The interim rule also allows the FDIC to impose a special emergency assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

RECENT NEGATIVE DEVELOPMENTS IN THE FINANCIAL INDUSTRY AND THE CREDIT MARKETS MAY SUBJECT US TO ADDITIONAL REGULATION.

As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

THE GEOGRAPHIC CONCENTRATION OF OUR MARKETS MAKES OUR BUSINESS HIGHLY SUSCEPTIBLE TO LOCAL ECONOMIC CONDITIONS.

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in the Bloomington, Indiana and the Indianapolis, Indiana markets. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in one or all of these markets could result in one or more of the following:

     o    an increase in loan delinquencies;

     o    an increase in problem assets and foreclosures;

     o    a decrease in the demand for our products and services; and

     o a decrease in the value of collateral for loans, especially real estate, in turn reducing customers' borrowing power, the value of assets associated with problem loans and collateral coverage.

FUTURE GROWTH OR OPERATING RESULTS MAY REQUIRE THE COMPANY TO RAISE ADDITIONAL CAPITAL BUT THAT CAPITAL MAY NOT BE AVAILABLE OR IT MAY BE DILUTIVE.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Company's future operating results erode capital or the Company elects to expand through loan growth or acquisition it may be required to raise capital. The Company's ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Company's financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Company's ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

IF THE COMPANY DETERMINES TO PARTICIPATE IN TREASURY'S CAPITAL PURCHASE PROGRAM, SUCH PARTICIPATION MAY ADVERSELY AFFECT THE VALUE OF ITS COMMON STOCK AND THE RIGHTS OF ITS COMMON STOCKHOLDERS.

The Company filed its application to participate in the CPP on November 13, 2008, but has not yet been notified as to whether it has been accepted into the CPP, and has not decided whether to participate in such program if it is elected. If the Company is accepted in such program and should elect to participate, the rights of the holders of the Company's common stock may be adversely affected by the Company's participation in the CPP. For example:


     o The Company may not pay dividends on its common stock unless it has fully paid all required dividends on the Preferred Shares. Although the Company fully expects to be able to pay all required dividends on the Preferred Shares, there is no guarantee that it will be able to do so.

     o As long as the Treasury owns the securities purchased from the Company under the CPP, the Company may not, without the prior consent of the Treasury, increase the quarterly dividends it pays on its common stock above $0.13 per share.

     o The Preferred Shares will receive preferential treatment in the event of liquidation, dissolution, or winding up of the Company.

     o The ownership interest of the existing holders of the Company's common stock will be diluted to the extent the warrant the Company issued to Treasury in conjunction with the sale to Treasury of the Preferred Shares is exercised.

In addition, terms of the Preferred Shares require that quarterly dividends be paid on the Preferred Shares at the rate of 5 percent per annum for the first five years and 9 percent per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on its common stock and to use for general corporate purposes, including working capital.

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

SLOWER THAN ANTICIPATED GROWTH IN THE BANK'S NEW BANKING CENTERS COULD RESULT IN REDUCED NET INCOME

The Company has placed a strategic emphasis on expanding the banking center network of the Bank. The Company opened a full service banking center in Brownsburg, Hendricks County, Indiana in January of 2006, opened a full service banking center in Plainfield, Hendricks County, Indiana in December of 2007, opened a full service banking center in Avon, Hendricks County, Indiana in January of 2008, and opened a full service banking center in Noblesville, Hamilton County, Indiana in September of 2008. Executing this strategy carries risks of slower than anticipated growth in the new banking centers. New banking centers require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in the new banking centers could result in lower than expected revenues and net income generated by those investments. Opening new banking centers could result in more additional expenses than anticipated and divert resources from current core operations.

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


ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

The Company, through the Bank, currently operates its business from its main office in downtown Bloomington, Indiana and from 17 additional locations in Monroe, Hamilton, Hendricks, Jackson and Lawrence counties in Indiana. The Company opened banking centers (included in the aforementioned totals) in Avon, Hendricks County, Indiana in January 2008, in Noblesville, Hamilton County, Indiana in September 2008, and also has an operations center located in Bloomington, Monroe County, Indiana. Information about those locations is set forth in the table on the following page.

-----------------------------------------------------------------------------------------------------------------
NAME OF OFFICE                           LOCATION                                               OWNED/LEASED
-----------------------------------------------------------------------------------------------------------------
Downtown Main Office                     210 East Kirkwood Avenue                               Owned
                                         Bloomington, IN 47408
-----------------------------------------------------------------------------------------------------------------
Business Center                          111 South Lincoln Street                               Owned
                                         Bloomington, IN 47408
-----------------------------------------------------------------------------------------------------------------
Ellettsville Banking Center              4616 West Richland Plaza                               Owned
                                         Bloomington, IN 47404
-----------------------------------------------------------------------------------------------------------------
Highland Village Banking Center          4191 West Third Street                                 Owned
                                         Bloomington, IN 47404
-----------------------------------------------------------------------------------------------------------------
Kinser Crossing Banking Center           1825 North Kinser Pike                                 Leased
                                         Bloomington, IN 47404
-----------------------------------------------------------------------------------------------------------------
Kirkwood Auto Branch                     306 East Kirkwood Avenue                               Owned
                                         Bloomington, IN 47408
-----------------------------------------------------------------------------------------------------------------
Mall Road Banking Center                 2801 Buick-Cadillac Boulevard                          Owned
                                         Bloomington, IN 47401
-----------------------------------------------------------------------------------------------------------------
Walnut Park Banking Center               2490 South Walnut Street                               Owned
                                         Bloomington, IN 47403
-----------------------------------------------------------------------------------------------------------------
Brownstown Banking Center                1051 West Spring Street                                Owned
                                         Brownstown, IN 47220
-----------------------------------------------------------------------------------------------------------------
Avon Banking Center                      9720 East US Highway 36                                Owned
                                         Avon, IN 46123
-----------------------------------------------------------------------------------------------------------------
Brownsburg Banking Center                1490 North Green Street                                Owned
                                         Brownsburg, IN 46112
-----------------------------------------------------------------------------------------------------------------
Indianapolis Commercial Center           7517 Beechwood Centre Road, Suite 300                  Leased
                                         Avon, IN 46123
-----------------------------------------------------------------------------------------------------------------
Plainfield Banking Center                802 Edwards Drive                                      Owned
                                         Plainfield, IN 46168
-----------------------------------------------------------------------------------------------------------------
Noblesville Banking Center               15941 Cumberland Road                                  Owned
                                         Noblesville, IN 46060
-----------------------------------------------------------------------------------------------------------------
Bedford Banking Center                   Limestone Business Center, 2119 West 16th Street       Leased
                                         Bedford, IN 47421
-----------------------------------------------------------------------------------------------------------------
Bell Trace Banking Center                800 Bell Trace Circle                                  Leased
                                         Bloomington, IN 47408
-----------------------------------------------------------------------------------------------------------------
Meadowood Banking Center                 2455 Tamarack Trail                                    Leased
                                         Bloomington, IN  47408
-----------------------------------------------------------------------------------------------------------------
Redbud Hills Banking Center              3211 East Moores Pike                                  Leased
                                         Bloomington, IN  47401
-----------------------------------------------------------------------------------------------------------------
Operations Center                        5001 North State Road 37-Business                      Leased
                                         Bloomington, IN  47404
-----------------------------------------------------------------------------------------------------------------

The Company owns its main office. It owns 11 of its other banking center locations and leases space for six banking centers. The Company also leases its Operations Center. The main office contains approximately 18,656 square feet of space, and is occupied solely by the Company. The Company's data processing center, bookkeeping, loan operations and deposit operations departments are located at the Operations Center.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the NASDAQ Global Market under the symbol "MROE." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported by the NASDAQ Global Market:

                                     Price Per Share
------------------------------------------------------------------------------------------
                             2008                    2007             Dividends Declared
------------------------------------------------------------------------------------------
Quarter                High        Low         High        Low         2008         2007
------------------------------------------------------------------------------------------
First Quarter        $ 16.25     $ 13.13     $ 17.97     $ 15.23      $ 0.13       $ 0.12
------------------------------------------------------------------------------------------
Second Quarter         14.83       11.75       17.75       16.00        0.13         0.12
------------------------------------------------------------------------------------------
Third Quarter          12.99       10.49       18.77       16.39        0.13         0.12
------------------------------------------------------------------------------------------
Fourth Quarter         12.00        6.00       17.99       15.28        0.13         0.13
------------------------------------------------------------------------------------------

In each quarter during 2008 and 2007, the Company declared and paid the cash dividends listed in the table above for a per share total of $0.52 and $0.49 for 2008 and 2007, respectively. The Company has paid a regular cash dividend for over 27 consecutive years. The Company currently expects, but can give no assurance, that cash dividends will continue to be paid in the future or that future dividends, if paid, will be comparable to the amounts paid in recent years.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total shareholders' equity of the Bank at December 31, 2008 was $63,487,000 of which $59,170,000 was restricted from dividend distribution to the Company. The Company does not anticipate that this regulatory limitation will affect the future payment of dividends.

As of March 1, 2009, there were approximately 259 shareholders of record.

During 2008, no stock options were exercised and there were no sales of unregistered securities.

Stock Repurchased During 2008
-----------------------------

None.

The stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of December 31, 2008, the Board of Directors has not determined when stock repurchases will recommence. The Company's most recent stock repurchase transaction took place on August 7, 2007.


ITEM 6.            SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 18 through 19 of the Company's 2008 Annual Report to Shareholders under the caption "Five-Year Financial Summary."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 20 through 31 of the Company's 2008 Annual Report to Shareholders under the caption "Management's Discussion and Analysis."


ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK.

The information required under this item is incorporated by reference to pages 25 through 27 of the Company's 2008 Annual Report to Shareholders under the caption "Management's Discussion and Analysis - Interest Rate Sensitivity and Disclosures about Market Risk."


ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 33 through 55 of the Company's 2008 Annual Report to Shareholders.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Monroe Bancorp
Bloomington, Indiana

We have audited Monroe Bancorp's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Monroe Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Monroe Bancorp and our report dated March 3, 2009, expressed an unqualified opinion thereon.

BKD, LLP

Indianapolis, Indiana
March 3, 2009

ITEM 9B.       OTHER INFORMATION.

On December 1, 2008, the Company's Compensation Committee approved the following 2009 compensation, unchanged from 2008, for the Company's directors.

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

                 2009 Schedule of Executive Officer Compensation
                 -----------------------------------------------

On December 1, 2008, the Company's Compensation Committee approved the following 2009 salaries, unchanged from 2008, for the Company's named executive officers:

   Name and Principal Position                                           Salary
   ---------------------------                                           ------

   Mark D. Bradford, President, CEO and Director                        $225,002

   John E. Christy, President, Central Indiana Region                   $155,000

   Gordon M. Dyott, Executive Vice President, Chief Financial Officer   $147,750

   Christopher G. Tietz, Senior Vice President, Chief Credit Officer    $145,250

   R. Scott Walters, Senior Vice President, Wealth Management Group     $123,500

   J. Scot Davidson, Senior Vice President, Retail Banking              $106,986


Monthly and Annual Variable Incentive Compensation. In 2008, the named executive officers were also compensated under a monthly and annual variable incentive compensation program. In December 2008, the Board of Directors decided the named executive officers will not be compensated under a monthly and annual variable incentive compensation program in 2009 although the matter may be revisited.

During 2009 Mark Bradford will also receive from the Company certain perquisites with a total value estimated at approximately $13,000. These perquisites consist of a car allowance and social club memberships. While the other executive officers enjoy certain perquisites, such perquisites do not exceed $10,000 and are not required to be disclosed by applicable rules of the Securities and Exchange Commission.

                                    PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.        EXECUTIVE COMPENSATION.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 11 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.


                      Equity Compensation Plan Information
--------------------------------------------------------------------------------

                                                                                     Number of securities
                                                                                     remaining available
                               Number of securities                                  for future issuance
                                to be issued upon           Weighted-average             under equity
                                   exercise of             exercise price of          compensation plans
                               outstanding options,       outstanding options,      (excluding securities
Plan category                  warrants and rights        warrants and rights      reflected in column (a))
-------------------------------------------------------------------------------------------------------------
                                       (a)                        (b)                        (c)
-------------------------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   securities holders                 371,250                    $ 18.25                    125,950
Equity compensation
   plans not approved
   by security holders                     --                         --                         --
                                  ------------------------------------------------------------------
        Total                         371,250                    $ 18.25                    125,950
                                  ------------------------------------------------------------------


In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 12 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 12, with the exception of the table presented above, is incorporated herein by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 13 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 14 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

                                     PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                                                                   Page Number *
                                                                   -------------

(a) 1.   Financial Statements:
              Report of Independent Registered Public Accounting Firm........ 32
              Consolidated balance sheets at
                       December 31, 2008 and 2007............................ 33
              Consolidated income statements, years ended
                       December 31, 2008, 2007 and 2006...................... 34
              Consolidated statements of shareholders' equity,
                       years ended December 31, 2008, 2007 and 2006.......... 35
              Consolidated statements of cash flows, years ended
                       December 31, 2008, 2007 and 2006...................... 36
              Notes to consolidated financial statements..................... 37

* The page numbers indicated refer to pages of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2008, which is incorporated herein by reference.

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

3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3(ii) Monroe Bancorp By-laws as Amended and Restated August 16, 2007, are incorporated by reference to registrant's Form 8-K filed August 22, 2007.

10(i)* 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10(ii)* 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

10(iii)* Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000.

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

13             Annual Report to Shareholders for the year ended December 31,
               2008.

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

(c) Financial Statement Schedules.

All schedules are omitted as the required information either is not applicable or is included in the 2008 Annual Report to Shareholders or related notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March 2009.

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

Signature
Date                                        Title/Capacity
---------                                  --------------

/s/ Mark D. Bradford                President, Chief Executive Officer
---------------------------         (Principal Executive Officer) and Director
Mark D. Bradford
Date: March 11, 2009

/s/ Gordon M. Dyott                 Executive Vice President, Chief Financial
---------------------------         Officer (Principal Financial Officer)
Gordon M. Dyott
Date: March 11, 2009

/s/ David T. Meier                  Vice President, Director of Finance
---------------------------         (Principal Accounting Officer)
David T. Meier
Date: March 10, 2009

/s/ Charles R. Royal, Jr.           Director, Chairman
---------------------------
Charles R. Royal, Jr.
Date: March 12, 2009

/s/ James D. Bremner                Director
---------------------------
James D. Bremner
Date: March 13, 2009

/s/ Bradford J. Bomba, Jr. M.D.     Director
-------------------------------
Bradford J. Bomba, Jr. M.D.
Date: March 11, 2009

/s/ Steven R. Crider                Director
---------------------------
Steven R. Crider
Date: March 12, 2009

/s/ James G. Burkhart               Director
---------------------------
James G. Burkhart
Date: March 12, 2009

/s/ Joyce Claflin Harrell           Director
---------------------------
Joyce Claflin Harrell
Date: March 12, 2009

/s/ Harry F. McNaught, Jr.          Director
--------------------------
Harry F. McNaught, Jr.
Date: March 10, 2009

/s/ Paul W. Mobley                  Director
---------------------------
Paul W. Mobley
Date: March 10, 2009