Form 10-K/A
period 2008-12-31
MONROE BANCORP
filed 2009-04-16
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No. 1)

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
                                 --------------

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, No Par Value           NASDAQ Stock Market LLC
---------------------------          -------------------------------------------
(Title of Class)                     (Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:

NONE
---------------------------
(Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of March 1, 2009, there were 6,227,550 outstanding common shares of common stock, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                            Part of Form 10-K
              Documents                                  Into Which Incorporated
              ---------                                  -----------------------

Portions of the 2008 Annual Report to Shareholders               Part II

Portions of the Definitive Proxy Statement for the Annual
   Meeting of Shareholders to be held April 30, 2009             Part III

                                EXPLANATORY NOTE

Monroe Bancorp (the "Registrant") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission on March 13, 2009 (the "Original Filing"). The Original Filing inadvertently omitted Exhibit 13. This Amendment No. 1 is being filed to file Exhibit 13. No other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Registrant has not updated disclosures contained therein to reflect any events subsequent to the filing of the Original Filing.

                                     PART II

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

                                     PART IV



ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


                                                                   Page Number *
                                                                   -------------
(a) 1.   Financial Statements:

             Report of Independent Registered Public Accounting Firm........  32

             Consolidated balance sheets at
                December 31, 2008 and 2007..................................  33

             Consolidated income statements, years ended
                December 31, 2008, 2007 and 2006............................  34

             Consolidated statements of shareholders' equity,
                years ended December 31, 2008, 2007 and 2006................  35

             Consolidated statements of cash flows, years ended
                December 31, 2008, 2007 and 2006............................  36

             Notes to consolidated financial statements.....................  37


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

10(xxv)* Fifth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-K filed March 13, 2008.

13             Annual Report to Shareholders for the year ended December 31,
               2008.

21**           Subsidiaries of the Registrant.

23**           Consent of Independent Registered Public Accounting Firm.

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

----------
*    Management contract or compensatory plan or arrangement

**   Previously filed


(b) Exhibits.

See the list of exhibits in Item 15(a)(3).


(c) Financial Statement Schedules.

All schedules are omitted as the required information either is not applicable or is included in the 2008 Annual Report to Shareholders or related notes.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Monroe Bancorp
             --------------

By (Signature and Title) /S/ Mark D. Bradford                     April 16, 2009
                         ---------------------------------------  --------------
                         Mark D. Bradford, President,                  Date
                         Chief Executive Officer,
                         (Principal Executive Officer)

                                  Exhibit Index
                                  -------------

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

10(xxv)* Fifth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-K filed March 13, 2008.

13             Annual Report to Shareholders for the year ended December 31,
               2008.

21**           Subsidiaries of the Registrant.

23**           Consent of Independent Registered Public Accounting Firm.

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

----------
*    Management contract or compensatory plan or arrangement

**   Previously filed