Form 10-Q
period 2009-03-31
MONROE BANCORP
filed 2009-05-08
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                Accelerated filer [X]
Non-accelerated filer   [ ]                        Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No  [X]

Outstanding Shares of Common Stock on May 7, 2009:  6,227,550

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

    Item 1A. Risk Factors.....................................................20

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

    Item 5.  Other Information................................................21

    Item 6.  Exhibits.........................................................21

Signatures....................................................................24

Exhibit Index.................................................................25

     Part I. Financial Information

     Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                  March 31,    December 31,
                                                                    2009           2008
                                                                 (Unaudited)
                                                                 -----------   ------------
Assets
     Cash and due from banks .................................    $  18,667     $  11,552
     Federal funds sold ......................................       16,150         8,663
     Interest-earning deposits ...............................        9,372         3,506
                                                                  ---------     ---------
         Total cash and cash equivalents .....................       44,189        23,721

     Trading securities, at fair value .......................        2,836         2,981
     Investment securities:
         Available for sale ..................................      100,196       113,495
         Held to maturity ....................................        5,054         5,054
                                                                  ---------     ---------
            Total investment securities ......................      105,250       118,549

     Loans ...................................................      626,183       629,702
     Allowance for loan losses ...............................      (12,336)      (11,172)
                                                                  ---------     ---------
         Net loans ...........................................      613,847       618,530
     Loans held for sale .....................................        4,659         3,389
     Premises and equipment ..................................       20,605        20,750
     Federal Home Loan Bank of Indianapolis stock, at cost ...        2,312         2,312
     Other assets ............................................       30,004        29,567
                                                                  ---------     ---------
                    Total assets .............................    $ 823,702     $ 819,799
                                                                  =========     =========

Liabilities
     Deposits:
         Noninterest-bearing .................................    $  78,676     $  84,317
         Interest-bearing ....................................      597,881       580,862
                                                                  ---------     ---------
            Total deposits ...................................      676,557       665,179

     Borrowings ..............................................       85,070        93,203
     Other liabilities .......................................        6,098         5,496
                                                                  ---------     ---------
                    Total liabilities ........................    $ 767,725     $ 763,878

Commitments and Contingent Liabilities

Shareholders' Equity
     Common stock, no-par value
        Authorized, 18,000,000 shares
        Issued and outstanding - 6,227,550 shares ............    $     137     $     137
     Additional paid-in capital ..............................        4,423         4,419
     Retained earnings .......................................       50,926        50,628
     Accumulated other comprehensive income ..................          571           817
     Unearned ESOT shares ....................................          (80)          (80)
                                                                  ---------     ---------
                    Total shareholders' equity ...............    $  55,977     $  55,921
                                                                  ---------     ---------
                    Total liabilities and shareholders' equity    $ 823,702     $ 819,799
                                                                  =========     =========

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           ---------------------
                                                                             2009         2008
                                                                           --------     --------
Interest Income
     Loans, including fees ............................................    $  8,511     $ 10,001
     Trading securities ...............................................          18           32
     Investment securities
         Taxable ......................................................         574          983
         Tax exempt ...................................................         253          335
     Federal funds sold ...............................................           7           87
     Other interest income ............................................          15           45
                                                                           --------     --------
                    Total interest income .............................       9,378       11,483
                                                                           --------     --------

Interest Expense
     Deposits .........................................................       3,090        4,958
     Short-term borrowings ............................................          20          310
     Other borrowings .................................................         326          339
                                                                           --------     --------
                    Total interest expense ............................       3,436        5,607
                                                                           --------     --------
                    Net interest income ...............................       5,942        5,876
     Provision for loan losses ........................................       2,600          880
                                                                           --------     --------
                    Net interest income after provision for loan losses       3,342        4,996
                                                                           --------     --------

Noninterest Income
     Fiduciary activities .............................................         527          608
     Service charges on deposit accounts ..............................         811          869
     Commission income ................................................         171          219
     Securities gains .................................................       1,028          140
     Unrealized losses on trading securities ..........................        (132)        (217)
     Net gains on loans sales .........................................         290          198
     Debit card interchange fees ......................................         277          261
     Bank owned life insurance (BOLI) .................................         151          123
     Other operating income ...........................................         139          163
                                                                           --------     --------
                    Total other income ................................       3,262        2,364
                                                                           --------     --------

Noninterest Expenses
     Salaries and employee benefits ...................................       2,964        3,265
     Net occupancy and equipment expense ..............................         928          873
     Advertising ......................................................         129          220
     Legal fees .......................................................         126          185
     Depreciation in directors' and executives'
         deferred compensation plans ..................................        (118)        (164)
     Federal Deposit Insurance Corporation assessment .................         283           48
     Other operating expense ..........................................         911          964
                                                                           --------     --------
                    Total other expenses ..............................       5,223        5,391
                                                                           --------     --------

                    Income before income tax ..........................       1,381        1,969
                    Income tax expense ................................         274          376
                                                                           --------     --------
                                   Net income .........................    $  1,107     $  1,593
                                                                           ========     ========

     Basic earnings per share .........................................    $  0.178     $  0.256
     Diluted earnings per share .......................................    $  0.178     $  0.256
     Dividends declared and paid per share ............................    $   0.13     $   0.13

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                           For the Three Months Ended
                                 March 31, 2009
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                              Unearned
                                         Common Stock                                          Accumulated    Employee
                                     -------------------  Additional                              Other        Stock
                                      Shares               Paid in   Comprehensive  Retained  Comprehensive   Ownership
                                     Outstanding  Amount   Capital       Income     Earnings   Income (Loss) Trust Shares   Total
                                      --------------------------------------------------------------------------------------------
Balances January 1, 2009............  6,227,550   $ 137   $    4,419                $ 50,628      $  817        $  (80)   $ 55,921

Comprehensive Income:
Net income for the period.......                                        $  1,107       1,107                                 1,107
Other comprehensive income -
  unrealized loss on securities,
  net of tax and reclassification
  adjustment........................                                        (246)                   (246)                     (246)
ESOT shares earned (forfeited)......                              (3)                                                           (3)
Stock option compensation
  expense...........................                               7                                                             7
Repurchase of stock, at cost........         --                   --                                                            --
Cash dividend ($0.13 per share)                                                         (809)                                 (809)
                                      --------------------------------------------------------------------------------------------
Balances March 31, 2009.............  6,227,550   $ 137   $    4,423    $    861    $ 50,926      $  571        $  (80)   $ 55,977
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

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                -----------------------
                                                                                  2009          2008
                                                                                ---------     ---------
Operating Activities
      Net income ...........................................................    $   1,107     $   1,593
      Adjustments to reconcile net income to net cash provided
           by operating activities:
          Provision for loan losses ........................................        2,600           880
          Depreciation and amortization ....................................          309           294
          Deferred income tax ..............................................         (419)         (355)
          Investment securities amortization, net ..........................          (10)          (14)
          Investment securities gains including redemptions ................       (1,028)         (140)
          Net change in trading securities .................................          145           179
          Loss on disposal of premises and equipment .......................            1          --
          Origination of loans held for sale ...............................      (20,741)      (13,074)
          Proceeds from sale of loans held for sale ........................       19,762        14,070
          Gain on sale of loans held for sale ..............................         (290)         (198)
          ESOT shares earned (forfeited) ...................................           (3)           11
          (Gain) loss on foreclosed assets .................................           10           (12)
          Stock-based compensation expense .................................            7            16
          Net change in:
              Interest receivable and other assets .........................            5           743
              Interest payable and other liabilities .......................        1,114        10,573
                                                                                ---------     ---------
                    Net cash provided by operating activities ..............        2,569        14,566
                                                                                ---------     ---------


Investing Activities
      Purchase of securities available for sale ............................     (134,407)      (26,178)
      Proceeds from paydowns and maturities of securities available for sale      111,107        12,355
      Proceeds from sales of securities available for sale .................       37,267        14,747
      Net change in loans ..................................................          265         1,648
      Purchase of premises and equipment ...................................         (677)         (438)
      Proceeds from sale of foreclosed assets ..............................           90           173
                                                                                ---------     ---------
                    Net cash used by investing activities ..................       13,645         2,307
                                                                                ---------     ---------


Financing Activities
      Net change in:
          Noninterest-bearing, interest-bearing demand and savings deposits        20,860        (2,167)
          Certificates of deposit ..........................................       (9,482)       19,680
          Borrowings .......................................................        1,697       (17,081)
      Proceeds from Federal Home Loan Bank advances ........................       10,000          --
      Repayments of Federal Home Loan Bank advances ........................      (18,012)       (9,012)
      Cash dividends paid ..................................................         (809)         (809)
                                                                                ---------     ---------
                    Net cash provided (used) by financing activities .......        4,254        (9,389)
                                                                                ---------     ---------
Net Change in Cash and Cash Equivalents ....................................       20,468         7,484
Cash and Cash Equivalents, Beginning of Period .............................       23,721        25,640
                                                                                ---------     ---------
Cash and Cash Equivalents, End of Period ...................................    $  44,189     $  33,124
                                                                                =========     =========

Supplemental cash flow disclosures
      Interest paid ........................................................    $   3,536     $   5,310
      Income tax paid ......................................................         --             800

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2009
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated condensed financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank") and the Bank's wholly owned subsidiaries, HIE Enterprises, LLC and MB Portfolio Management, Inc. ("MB") and MB's wholly owned subsidiary MB REIT, Inc. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2008, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at March 31, 2009, and for the three months ended March 31, 2009 and 2008, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

Note 2: Earnings Per Share
--------------------------

The number of shares used to compute basic and diluted earnings per share was as follows:

                                                     Three months ended
                                                ------------------------------
                                                March 31, 2009  March 31, 2008
                                                --------------  --------------

Net income (in thousands) ...................    $     1,107     $     1,593
                                                 ===========     ===========
Weighted average shares outstanding .........      6,227,550       6,227,550
Average unearned ESOT shares ................         (6,913)        (11,900)
                                                 -----------     -----------
Shares used to compute basic earnings
    per share ...............................      6,220,637       6,215,650
Effect of dilutive securities - stock options           --            15,628
                                                 -----------     -----------
Shares used to compute diluted earnings
    per share ...............................      6,220,637       6,231,278
                                                 ===========     ===========


Earnings per share, basic ...................    $     0.178     $     0.256
Earnings per share, diluted .................    $     0.178     $     0.256

Options to purchase 5,500 shares at $10.12 per share, 82,500 shares at $12.05 per share, 19,250 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22 per share were outstanding at March 31, 2009 and options to purchase 30,000 shares of common stock at $16 per share, 210,000 shares of common stock at $22 per share, and 13,000 shares of common stock at $16.83 were outstanding at March 31, 2008, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively because the options' exercise price was greater than the average market price of the common shares.

Note 3:  Fair Value Measurements
--------------------------------

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

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

     Level 1: Quoted prices in active markets for identical assets or liabilities

     Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

     Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Below is a description of the valuation methodologies used for instruments measured at fair value on a recurring and non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Trading and Available for Sale Securities

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

Impaired Loans

Loans impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. During the first quarter of 2009 and 2008, certain impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $1,912,000 and $1,318,000, as of March 31, 2009 and 2008, respectively. This valuation would be considered Level 3. Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers' financial results and other considerations including expected cash flows.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall:

                                                                    Fair Value Measurements Using
                                                            --------------------------------------------
                                                            Quoted Prices in  Significant
                                                             Active Markets      Other      Significant
                                                             for Identical     Observable   Unobservable
                                                                 Assets          Inputs        Inputs
                                                 Fair Value     (Level 1)       (Level 2)     (Level 3)
                                                 ------------------------------------------------------
As of March 31, 2009
Fair value measured on a recurring basis
  Trading securities .......................      $  2,836      $  2,836        $   --        $   --
  Available for sale securities ............       100,196        22,003          78,193          --
Fair value measured on a non-recurring basis
  Impaired loans, net of specific allowance          1,912          --              --           1,912


As of March 31, 2008
Fair value measured on a recurring basis
  Trading securities .......................      $  3,481      $  3,481        $   --        $   --
  Available for sale securities ............       116,587        12,346         104,241          --
Fair value measured on a non-recurring basis
  Impaired loans, net of specific allowance          1,318          --              --           1,318

Note 4:  Reclassifications
--------------------------

Reclassifications of certain amounts in the 2008 consolidated condensed financial statements have been made to conform to the 2009 presentation.

Note 5:  Contingencies
----------------------

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

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from eighteen locations in Monroe, Jackson, Lawrence, Hendricks and Hamilton counties in Indiana. Approximately 75 percent of the Bank's deposits are in Monroe County and is concentrated in and around the city of Bloomington.

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

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 37 to 38 of the 2008 Annual Report to Shareholders. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on pages 22 to 23 of the 2008 Annual Report to Shareholders. There have been no changes in these critical accounting policies to date.

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

     o In the "Net Interest Income / Net Interest Margin" section, the discussion is focused on tax-equivalent rates and margin. Municipal bond and municipal loan interest has been converted to a tax-equivalent rate using a federal tax rate of 34 percent. Management believes a discussion of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.
     o In the "Noninterest Income / Noninterest Expense" section of this document, we report noninterest income and noninterest expense without the effect of unrealized gains and losses on securities in a grantor trust ("rabbi trust") which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses and capital gain dividends on trading securities (mutual funds) held in a rabbi trust in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, and hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend, interest and capital gain dividend income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest, dividends and capital gain dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on page 4 of the consolidated financial statements as "Depreciation in directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income, therefore, management believes a more accurate comparison of current and prior year noninterest income and noninterest expense can be made if the rabbi trust realized and unrealized gains, losses, capital gain dividends and offsetting appreciation (depreciation) on the deferred compensation plans and trustee fees are removed.

Results of Operations
---------------------

Overview
--------
Net income for the first quarter of 2009 was $1,107,000, a 30.5 percent decrease from net income of $1,593,000 for the same quarter last year. Basic and diluted earnings per share for the first quarter of 2009 were $0.178, down 30.5 percent from $0.256 per basic and diluted share for the first quarter of 2008. Annualized return on average equity (ROAE) for the first quarter of 2009 decreased to 8.00 percent compared to 11.62 percent for the first quarter of 2008. The annualized return on average assets (ROAA) was 0.54 percent for the first quarter of 2009 compared to 0.82 percent for the same period of 2008.

The decline in net income resulted primarily from an increase in the provision for loan losses. The provision for loan losses totaled $2,600,000 for the first quarter of 2009 compared to $880,000 for the same period of 2008. Net interest income for the first quarter of 2009, after the provision for loan losses, decreased $1,654,000, or 33.1 percent from the first quarter of 2008.

The following items affected first quarter results:

     o General Economic Conditions in the Real Estate Markets - Among the primary areas of management focus during 2008 and 2009 were managing the deterioration of asset quality resulting from slowing economic activity and stresses in the multi-family residential housing markets. Nonperforming assets and 90-day past due loans totaled $17,289,000 (2.10 percent of total assets) at March 31, 2009 compared to $18,780,000 (2.29 percent of total assets) at December 31, 2008 and $8,355,000 (1.08 percent of total assets) at March 31, 2008. The provision for loan losses for the three months ended March 31, 2009 totaled $2,600,000, a $1,720,000 increase over the $880,000 provision made during the same period of 2008 due to management's assessment of potential losses in the Bank's loan portfolio.
     o Securities Gains - Securities gains of $1,028,000 were realized from sales of securities during the first three months of 2009 compared to $140,000 in the same period of 2008.
     o Compensation Expenses - Total compensation expenses (salaries, incentive compensation and benefits) decreased by $301,000 or 9.2 percent to $2,964,000 for the first three months of 2009 compared to $3,265,000 for the first three months of 2008 due primarily to a reduction in staff levels and the reduction and elimination of certain incentive plans.
     o Gains on Loan Sales - Gains on the sale of loans totaled $290,000 for the first quarter of 2009, a 46.5 percent increase over the $198,000 in the first quarter of 2008 due to strong residential mortgage loan refinancing activity.
     o Federal Deposit Insurance Corporation (FDIC) Assessment Expense - The Company experienced a $235,000 or 489.6 percent increase in deposit insurance expense in the first three months of 2009 compared to the same period in 2008 related to the new insurance assessment methodology set forth in the Federal Deposit Insurance Reform Act of 2005 ("FDIC Act"). The FDIC Act allocated credits to the Bank that could be applied toward quarterly FDIC assessments. The Bank's credits were depleted in the first quarter of 2008 which contributed to the increased 2009 expense. In addition, the FDIC assessment rate increased substantially in 2009 compared to 2008.

In February 2009, the Board of Directors of the Federal Deposit Insurance Corporation voted to amend the restoration plan for the Deposit Insurance Fund
(DIF). The amended restoration plan extended the period of time to raise the DIF reserve ratio to 1.15 percent from five to seven years. The amended restoration plan also includes a final rule that sets assessment rates. Under this final rule, beginning on April 1, 2009 the Company expects the FDIC premium assessed to the Company to increase.

The Board of the FDIC also adopted an interim rule imposing a 20 basis point special assessment on insured institutions as of June 30, 2009 which will be payable on September 30, 2009. The interim rule would also allow the assessment of additional special assessments of up to 10 basis points after June 30, 2009 as deemed necessary. Comments on the interim rule were due within 30 days of publication in the Federal Register. On May 6, 2009, the U.S. Senate approved deposit insurance legislation (S. 896) that would extend the FDIC's borrowing authority with the U.S. Treasury from $30 billion to $100 billion, with emergency funding up to $500 billion. The FDIC previously indicated the expanded borrowing authority is needed to cut its planned 20 basis point special assessment in half. While aspects of the FDIC's assessment plan remain unresolved, it is anticipated the impact of 2009 FDIC assessments will be material to the 2009 results of operations.

The Company announced on April 27, 2009 several actions related to efforts to increase capital. The first action was to withdraw the Company's application to participate in the U. S. Treasury Department's Trouble Asset Relief Program
(TARP). As the program evolved over the months since it was announced it became increasingly clear that participation in the program was not in the best interest of the Company or its shareholders. In place of the TARP, the Company announced it would raise capital by reducing its quarterly dividend from $0.13 per share to $0.01 per share and by issuing $10 million of subordinated debentures. These actions will help ensure that the Bank continues to be well-capitalized during the current economic downturn and allowing the Company to be in a stronger position for growth when the economy improves.

The subordinated debt securities referred to in the April 27, 2009 announcement have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. The announcement shall not constitute an offer to sell or the solicitation of an offer to buy any securities described herein, nor shall there be any sales of these securities in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The announcement is being issued pursuant to and in accordance with Rule 135 and Rule 135c under the Securities Act.

Net Interest Income / Net Interest Margin
-----------------------------------------
The following table presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. Interest income presented in the table has been adjusted to a tax-equivalent basis assuming a 34 percent tax rate. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.

                                                                         Average Balance Sheets and Interest Rates
                                                           ----------------------------------------------------------------------
                                                           Three Months Ended March 31, 2009    Three Months Ended March 31, 2008
                                                           ---------------------------------    ---------------------------------
                                                           Average              Average Rate    Average              Average Rate
                                                           Balance   Interest   (annualized)    Balance   Interest   (annualized)
                                                           -------   --------   ------------    -------   --------   ------------
                             ASSETS
Interest earning assets
   Securities
      Taxable............................................. $ 77,501  $   596       3.12%        $ 82,697  $   987         4.80%
      Tax-exempt (1)......................................   33,227      383       4.68%          38,456      508         5.31%
                                                           --------  -------                    --------  -------
          Total securities................................  110,728      979       3.59%         121,153    1,495         4.96%

   Loans (2)..............................................  632,877    8,512       5.45%         582,255   10,003         6.91%
   FHLB Stock.............................................    2,312       (4)     -0.70%           2,312       28         4.87%
   Federal funds sold.....................................   16,029        7       0.18%          10,462       87         3.34%
   Interest-earning deposits..............................    7,789       15       0.80%           9,611       65         2.70%
                                                           --------  -------                    --------  -------
           Total interest earning assets..................  769,735    9,509       5.01%         725,793   11,678         6.47%
                                                           --------  -------                    --------  -------

Noninterest earning assets
  Allowance for loan losses...............................  (11,821)                              (6,885)
   Premises and equipment & other assets..................   56,053                               47,276
   Cash and due from banks................................   12,747                               14,272
                                                           --------                             --------
          Total assets.................................... $826,714                             $780,456
                                                           ========                             ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Total interest-bearing deposits........................ $599,119    3,090       2.09%        $568,013    4,958         3.51%
   Borrowed funds.........................................   83,022      346       1.69%          71,552      649         3.65%
                                                           --------  -------                    --------  -------
      Total interest-bearing liabilities..................  682,141    3,436       2.04%         639,565    5,607         3.52%
                                                           --------  -------                    --------  -------

Noninterest-bearing liabilities
   Noninterest-bearing demand deposits....................   79,257                               75,673
   Other liabilities......................................    9,211                               10,077
   Shareholders' equity...................................   56,105                               55,141
                                                           --------                             --------
           Total liabilities and shareholders' equity..... $826,714                             $780,456
                                                           ========                             ========


Interest margin recap
   Tax-equivalent net interest income and
      interest rate spread................................           $ 6,073       2.97%                  $ 6,071         2.95%
   Tax-equivalent net interest income margin as
      a percent of total average earning assets...........                         3.20%                                  3.36%
Tax-equivalent adjustment (1).............................               131                                  195
                                                                     -------                              -------

          Net interest income.............................           $ 5,942                              $ 5,876
                                                                     =======                              =======

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earnings assets was 3.13 percent for the first three months of 2009, down from 3.26 percent for the same period in 2008. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, the tax-equivalent net interest margin as a percent of average earning assets was 3.20 percent for the first three months of 2009, down from 3.36 percent for the same period last year. The 16 basis point drop in the tax-equivalent net interest margin during the first three months of 2009 compared to the same period in 2008 was primarily the result of higher balances of nonperforming assets and fixed assets during the first quarter of 2009 and significantly higher loan fees during the first quarter of 2008.

Net interest income was $5,942,000 for the three months ended March 31, 2009 compared to $5,876,000 for the same period in 2008, an increase of 1.1 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $6,073,000 for the three months ended March 31, 2009 which was $2,000 more than the $6,071,000 in the same period in 2008.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first quarter of 2009 was $3,262,000 compared to $2,364,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income for the first quarter of 2009 was $3,394,000 compared to $2,556,000 for the same period of 2008, an increase of $838,000 or
32.8 percent. The effect of the Company's deferred compensation plan for the first quarter of 2009 was a $132,000 decrease in noninterest income compared to a $192,000 decrease in the same period of 2008.

Significant changes in noninterest income occurred primarily in the following areas:

     o Securities gains of $1,028,000 were realized from sales of securities during the first quarter of 2009 compared to $140,000 in the same period of 2008.
     o Gains on the sale of loans totaled $290,000 for the first quarter of 2009, a 46.5 percent increase over the $198,000 in the first quarter of 2008 due to strong residential mortgage loan refinancing activity.

Total noninterest expense was $5,223,000 for the first quarter of 2009 compared to $5,391,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the first quarter of 2009 was $5,337,000, a $214,000 or 3.9 percent decrease from $5,551,000 for the same period in 2008. The effect of the Company's deferred compensation plan for the first quarter of 2009 was a $114,000 decrease in noninterest expense compared to a $160,000 decrease in the same period of 2008.

Significant changes in noninterest expense occurred in the following areas:

     o Total compensation expenses (salaries, incentive compensation and benefits) decreased by $301,000 or 9.2 percent to $2,964,000 in the first quarter of 2009 compared to $3,265,000 in the first quarter of 2008.
     o The Company experienced a $235,000 or 489.6 percent increase in FDIC insurance assessment expense in the first three months of 2009 compared to the same period in 2008.

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

The Company's effective tax rate was 19.8 percent for the first quarter of 2009 compared to 19.1 percent for the same period in 2008.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at March 31, 2009 were $823,702,000 an increase of
0.5 percent or $3,903,000 compared to $819,799,000 at December 31, 2008. Loans (including loans held for sale) totaled $630,842,000 at

March 31, 2009 compared to $633,091,000 at December 31, 2008, a decrease of 0.4 percent. Deposits increased to $676,557,000 at March 31, 2009 compared to $665,179,000 at December 31, 2008, an increase of $11,378,000 or 1.7 percent.
Borrowings decreased to $85,070,000 at March 31, 2009 compared to $93,203,000 at December 31, 2008, an 8.7 percent decrease.

Capital
-------
Shareholders' equity increased by $56,000 at March 31, 2009 compared to December 31, 2008. This increase was a result of quarterly net income of $1,107,000 and option expense of $7,000, offset by ESOP shares forfeited of $3,000, unrealized loss on securities in the Company's available for sale securities portfolio totaling $246,000 (net of tax) and dividends paid of $809,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2009 and December 31, 2008, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since March 31, 2009 that management believes have changed the Company's or Bank's classification.

The actual and required capital amounts and ratios are as follows:

                                                                             Required for             To Be Well
                                                          Actual         Adequate Capital (1)       Capitalized (1)
                                                      -------------------------------------------------------------
                                                      Amount   Ratio      Amount      Ratio        Amount     Ratio
                                                      -------------------------------------------------------------
As of March 31, 2009
--------------------
Total capital (1) (to risk-weighted assets)
    Consolidated...................................  $ 71,570  11.37 %   $ 50,361       8.00 %         N/A     N/A
    Bank...........................................    70,805  11.29       50,151       8.00      $ 62,689    10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated...................................    63,646  10.11       25,180       4.00           N/A     N/A
    Bank...........................................    62,913  10.04       25,076       4.00        37,613     6.00
Tier I capital (1) (to average assets)
    Consolidated...................................    63,646   7.70       33,069       4.00           N/A     N/A
    Bank...........................................    62,913   7.64       32,946       4.00        41,182     5.00

As of December 31, 2008
-----------------------
Total capital (1) (to risk-weighted assets)
    Consolidated...................................  $ 71,214  11.34 %   $ 50,224       8.00 %         N/A     N/A
    Bank...........................................    70,498  11.28       49,999       8.00      $ 62,499    10.00 %
Tier I capital (1) (to risk-weighted assets)
    Consolidated...................................    63,326  10.09       25,112       4.00           N/A     N/A
    Bank...........................................    62,644  10.02       25,000       4.00        37,499     6.00
Tier I capital (1) (to average assets)
    Consolidated...................................    63,326   7.74       32,734       4.00           N/A     N/A
    Bank...........................................    62,644   7.69       32,600       4.00        40,750     5.00

(1)  As defined by regulatory agencies

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans The Bank currently classifies loans internally to assist management in addressing collection and other risks. The Bank maintains a "watch list" representing credits that require above average attention in order to mitigate the risk of default or loss. Over the periods noted below, the watch list consisted of the following:

-----------------------------------------------------------------------------------------
                                                3/31/2009      12/31/2008       3/31/2008
-----------------------------------------------------------------------------------------
Total Watch List ($)                           79,073,000      59,172,000      25,528,000
-----------------------------------------------------------------------------------------
Number of Watch List Customers                         67              52              52
-----------------------------------------------------------------------------------------
Total Watch List $>30 Days Past Due            22,370,000      14,751,000      10,874,000
-----------------------------------------------------------------------------------------
Total Watch List $ Secured By Real Estate      72,006,000      55,507,000      22,338,000
-----------------------------------------------------------------------------------------
Total Watch List $ Secured by Non R/E           6,878,000       3,268,000       2,891,000
-----------------------------------------------------------------------------------------
Total Watch List $ Unsecured                      190,000         397,000         299,000
-----------------------------------------------------------------------------------------

As of March 31, 2009, 71.7 percent of the watch list exposure was less than thirty days past due, compared to 75.1 percent as of December 31, 2008 and 57.4 percent as of March 31, 2008. As of March 31, 2009, loans totaling $72,006,000 or 91.1 percent of the total watch list loans were secured by real estate with $52,501,000 or 72.9 percent less than thirty days past due and $13,278,000 (18.4 percent) on non-accrual.

Although the amount of loans internally classified has increased, Management believes that the Bank has sufficient collateral to reduce potential losses. The allowance for loan losses was $12,336,000, or 1.97 percent of portfolio loans (excluding loans held for sale) at March 31, 2009 compared to $11,172,000, or
1.77 percent, of portfolio loans at December 31, 2008. A portion of classified loans are non-accrual loans. The Bank had nonperforming assets (non-accrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $17,289,000 or 2.10 percent of total assets at March 31, 2009 compared to $18,780,000 or 2.29 percent of total assets at December 31, 2008.

During the first quarter of 2009, the Bank had net loan charge-offs totaling $1,436,000 compared to $261,000 in the first quarter of 2008. Past due loans (30 days or more) were 3.98 percent of total loans at March 31, 2009 compared to
2.24 percent of total loans at March 31, 2008.

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

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Members of the Company's internal Asset/Liability Committee (ALCO) regularly discuss projected loan demand and appropriate funding sources to manage the Company's gap position and minimize interest rate risk.

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis (FHLB), to obtain brokered certificates of deposit (CDs) and to borrow on a line of credit. FHLB advances were $17,511,000 at March 31, 2009 compared to $25,523,000 at December 31, 2008. At March 31, 2009, the Company had excess borrowing capacity at the FHLB of $36,969,000 as limited by the Company's board resolution in effect at that date. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth. However, the Board may increase its resolution limit on FHLB advances if the Company needs additional liquidity.

Over the past year, the Company has also utilized alternative funding sources. In July 2005, the Company began using brokered CDs as an alternate source of funding. As of March 31, 2009, the Company had

$68,062,000 of brokered CDs on its balance sheet, compared to $66,101,000 at December 31, 2008 and $10,034,000 at March 31, 2008.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to repurchase stock. During the past twelve months, the main source of funding for the holding company has been dividends from the Bank. During the first quarter of 2009, the Bank paid dividends totaling $959,000 to the holding company. As of April 1, 2009, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $4,574,000, versus $4,317,000 at January 1, 2009. As discussed in
Note 12 to the Consolidated Financial Statements (page 46 of the 2008 Annual Report to Shareholders) and Item 1 of the December 31, 2008 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 6 of the consolidated condensed financial statements). During the three months ended March 31, 2009, $2,569,000 of cash was provided by operating activities, compared to $14,566,000 provided during the same period in 2008. The decrease in the cash provided in this area was primarily a result of the $9,459,000 net decrease in interest payable and other liabilities. During the first three months of 2009, $13,645,000 was provided by investing activities, compared to $2,307,000 being provided in the same period of 2008. The increase in the cash provided in this category occurred primarily due to a $22,520,000 increase in the cash provided from the proceeds from sales of available for sale securities. During the first three months of 2009, $4,254,000 of cash was provided by financing activities compared to $9,389,000 used during the same period in 2008. The increase in cash provided by financing activities was primarily the result of an $18,778,000 increase in the net change in borrowings.

Overall, net cash and cash equivalents increased $20,468,000 during the three months ended March 31, 2009 compared to an increase of $7,484,000 in the same period of 2008.

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

Other
-----
The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission, including Monroe Bancorp (ticker symbol MROE). The address is http://www.sec.gov.

Future Accounting Matters
-------------------------
In April 2009, the FASB issued three related Staff Positions to clarify the application of SFAS 157. FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-than-temporary Impairments," amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB Opinion 28-1, "Interim Disclosures about Fair Value of Financial Instruments," requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption possible for the first quarter of 2009. Management does not anticipate the adoption of these FSPs will have a material impact on our financial condition or results of operations.

Forward-Looking Statements
--------------------------
This Quarterly Report on Form 10-Q contains forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) changes in competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) changes in prepayment speeds, charge-offs and loan loss provisions; (4) continued deterioration in general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affecting the business of the Company; (6) changes in real estate values or the real estate markets; (7) the Company's business development efforts in new markets in and around Hendricks and Hamilton Counties; (8) actions of the Federal Reserve Board; (9) changes in accounting principles and interpretations; and (10) actions of the Department of the Treasury and the Federal Deposit Insurance Corporation under the Emergency Economic Stabilization Act of 2008 and the Federal Deposit Insurance Act and other legislative and regulatory actions and reforms. These forward-looking statements speak only as of the date of this Form 10-Q and Monroe Bancorp undertakes no obligation to update any such forward-looking statement to reflect events or circumstances that occur after the date hereof. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

The Company's interest sensitivity position at March 31, 2009 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk. Nonetheless, it is worth noting that under the Company's +200 basis point rate shock analysis, net interest income is shown to vary by approximately 6.7 percent, well below the Board established guidelines, but higher than the levels forecasted using the Company's December 31, 2008 balance sheet.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's March 31, 2009 balance sheet under various rate shocks:

Projected Change in Net Interest Income - March 31, 2009

                        Projected Net Interest     $ Change
                            Income Over the     in Net Interest      % Change
Change in Interest Rate   Next Twelve Months        Income       in Net Interest
    (basis points)          (in thousands)      (in thousands)        Income
--------------------------------------------------------------------------------
        +200                  $ 24,794            $  (1,769)          (6.66) %
        +100                    25,555               (1,008)          (3.80)
           0                    26,563                    0               0
        -100                    27,520                  957            3.60
        -200                    28,021                1,458            5.49


For comparative purposes, the following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2008 balance sheet under various rate shocks:

Projected Change in Net Interest Income - December 31, 2008

                        Projected Net Interest     $ Change
                            Income Over the     in Net Interest      % Change
Change in Interest Rate   Next Twelve Months        Income       in Net Interest
    (basis points)          (in thousands)      (in thousands)        Income
--------------------------------------------------------------------------------
        +200                  $ 24,437            $  (1,438)          (5.56) %
        +100                    24,867               (1,008)          (3.90)
           0                    25,875                    0               0
        -100                    26,449                  574            2.22
        -200                    26,465                  590            2.28

The Company's liability sensitivity over the twelve-month horizon has increased during the first three months of 2009 as borrowers have taken actions to lock in current low rates and depositors have tended to show a preference for shorter term or liquid deposit products. As a result, the projected change in net income related to upward or downward rate shocks is greater than it was on December 31, 2008. The change is particularly significant in the event of declining rates.

Management believes a meaningful and sustained decline in interest rates is unlikely over the next twelve months, while an increase in rates of 100 to 200 basis points over the next twelve months is certainly possible.

Accordingly, we believe the 200 basis point increase is the most important scenario to review and consider how a rate movement of this magnitude and direction could affect net interest income derived from the Company's current balance sheet and use this forecast to measure the Company's interest rate risk.

The March 31, 2009 table indicates that the Bank's projected net interest income for the next twelve months would decline by 6.7 percent in the event of a sudden and sustained 200 basis point increase in interest rates. This result is largely driven by the Company having more liabilities, primarily deposits, that would reprice over the twelve-month horizon than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock.

The results from the Company's rate shock analyses continue to indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched. The estimated changes in net interest income calculated as of March 31, 2009 are within the approved guidelines established by the Board of Directors.

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

Item 4.     Controls and Procedures.
-------     -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2009 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information
---------------------------

Item 1.     Legal Proceedings.
-------     ------------------
            None

Item 1A.    Risk Factors.
--------    -------------
            There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
-------     ------------------------------------------------------------

            Stock Repurchased During the First Quarter of 2009
            --------------------------------------------------

            No stock was repurchased by the Company during the fiscal quarter ended March 31, 2009. The Company's stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of March 31, 2009, the Board of Directors has not determined when stock repurchases will recommence.

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

10(xi) Schedule of 2009 Directors Compensation Arrangements is incorporated by reference to Item 9B of the registrant's Form 10-K filed March 13, 2009.

10(xii) Schedule of 2009 Executive Officers Compensation Arrangements is incorporated by reference to Item 9B of the registrant's Form 10-K filed March 13, 2009.

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

10(xxiv) Seventh Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-K filed March 13, 2008.

10(xxv) Fifth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-K filed March 13, 2008.

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

                                         MONROE BANCORP

         Date: May 8, 2009               By: /s/ Mark D. Bradford
               -----------                   ----------------------------------
                                             Mark D. Bradford, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

         Date: May 8, 2009               By: /s/ Gordon M. Dyott
               -----------                   ----------------------------------
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

10(xi) Schedule of 2009 Directors Compensation Arrangements is incorporated by reference to Item 9B of the registrant's Form 10-K filed March 13, 2009.

10(xii) Schedule of 2009 Executive Officers Compensation Arrangements is incorporated by reference to Item 9B of the registrant's Form 10-K filed March 13, 2009.

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

10(xxiv) Seventh Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-K filed March 13, 2008.

10(xxv) Fifth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-K filed March 13, 2008.

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