Form 10-Q
period 2009-06-30
MONROE BANCORP
filed 2009-08-07
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No  [X]

Outstanding Shares of Common Stock on August 6, 2009:  6,227,550

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                                                                           Page No.
                                                                                           -------
Part I. Financial Information:


     Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheets.........................................3

                  Consolidated Condensed Statements of Income - Six Months......................4

                  Consolidated Condensed Statements of Income - Three Months....................5

                  Consolidated Condensed Statement of Shareholders' Equity......................6

                  Consolidated Condensed Statements of Cash Flows...............................7

                  Notes to Consolidated Condensed Financial Statements..........................8

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................25

     Item 4.  Controls and Procedures...........................................................27

Part II.  Other Information:

     Item 1.  Legal Proceedings.................................................................27

     Item 1A. Risk Factors......................................................................27

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......................32

     Item 3.  Defaults Upon Senior Securities...................................................32

     Item 4.  Submission of Matters to a Vote of Security Holders...............................32

     Item 5.  Other Information.................................................................32

     Item 6.  Exhibits..........................................................................33

Signatures......................................................................................35

Exhibit Index...................................................................................36

Part I. Financial Information

Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                   June 30,   December 31,
                                                                     2009        2008
                                                                 (Unaudited)
                                                                 -----------  ------------
Assets
       Cash and due from banks ...............................    $  18,281     $  11,552
       Federal funds sold ....................................       30,238         8,663
       Interest-earning deposits .............................        6,749         3,506
                                                                  ---------     ---------
             Total cash and cash equivalents .................       55,268        23,721

       Trading securities, at fair value .....................        3,118         2,981
       Investment securities:
            Available for sale ...............................       94,120       113,495
            Held to maturity .................................        5,053         5,054
                                                                  ---------     ---------
                 Total investment securities .................       99,173       118,549

       Loans .................................................      615,378       629,702
       Allowance for loan losses .............................      (12,960)      (11,172)
                                                                  ---------     ---------
            Net loans ........................................      602,418       618,530
       Loans held for sale ...................................        8,640         3,389
       Premises and equipment ................................       20,312        20,750
       Federal Home Loan Bank of Indianapolis stock, at cost .        2,353         2,312
       Other assets ..........................................       31,396        29,567
                                                                  ---------     ---------
                  Total assets ...............................    $ 822,678     $ 819,799
                                                                  =========     =========

Liabilities
       Deposits:
            Noninterest-bearing ..............................    $  83,404     $  84,317
            Interest-bearing .................................      589,588       580,862
                                                                  ---------     ---------
                 Total deposits ..............................      672,992       665,179

       Borrowings ............................................       86,403        93,203
       Other liabilities .....................................        6,828         5,496
                                                                  ---------     ---------
                  Total liabilities ..........................    $ 766,223     $ 763,878

Commitments and Contingent Liabilities

Shareholders' Equity
       Common stock, no-par value
           Authorized, 18,000,000 shares
           Issued and outstanding - 6,227,550 shares .........    $     137     $     137
       Additional paid-in capital ............................        4,427         4,419
       Retained earnings .....................................       51,639        50,628
       Accumulated other comprehensive income ................          332           817
       Unearned ESOT shares ..................................          (80)          (80)
                                                                  ---------     ---------
                  Total shareholders' equity .................       56,455     $  55,921
                                                                  ---------     ---------
                  Total liabilities and shareholders' equity .    $ 822,678     $ 819,799
                                                                  =========     =========

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                          Six Months Ended
                                                                              June 30,
                                                                        --------------------
                                                                          2009        2008
                                                                        --------    --------
Interest Income
       Loans, including fees .......................................    $ 17,004    $ 19,052
       Trading securities ..........................................          36          55
       Investment securities
            Taxable ................................................       1,039       1,876
            Tax exempt .............................................         436         671
       Federal funds sold ..........................................          16         110
       Other interest income .......................................          23          84
                                                                        --------    --------
                 Total interest income .............................      18,554      21,848
                                                                        --------    --------

Interest Expense
       Deposits ....................................................       5,863       9,035
       Short-term borrowings .......................................          40         514
       Other borrowings ............................................         664         667
                                                                        --------    --------
                 Total interest expense ............................       6,567      10,216
                                                                        --------    --------
                 Net interest income ...............................      11,987      11,632
       Provision for loan losses ...................................       4,800       1,930
                                                                        --------    --------
                 Net interest income after provision for loan losses       7,187       9,702
                                                                        --------    --------

Noninterest Income
       Fiduciary activities ........................................       1,056       1,242
       Service charges on deposit accounts .........................       1,698       1,854
       Commission income ...........................................         401         466
       Securities gains ............................................       1,392         579
       Unrealized gains (losses) on trading securities .............          90        (266)
       Net gains on loans sales ....................................         745         372
       Debit card interchange fees .................................         575         542
       Bank owned life insurance (BOLI) ............................         314         248
       Other operating income ......................................         177         351
                                                                        --------    --------
                 Total other income ................................       6,448       5,388
                                                                        --------    --------

Noninterest Expenses
       Salaries and employee benefits ..............................       6,035       6,421
       Net occupancy and equipment expense .........................       1,857       1,703
       Advertising .................................................         289         398
       Legal fees ..................................................         237         287
       Appreciation (depreciation) in directors' and executives'
            deferred compensation plans ............................         119        (187)
       Federal Deposit Insurance Corporation assessment ............         934         203
       Other operating expense .....................................       1,875       1,937
                                                                        --------    --------
                 Total other expenses ..............................      11,346      10,762
                                                                        --------    --------

                 Income before income tax ..........................       2,289       4,328
                 Income tax expense ................................         407         875
                                                                        --------    --------
                            Net income .............................    $  1,882    $  3,453
                                                                        ========    ========

       Basic earnings per share ....................................    $  0.303    $  0.555
       Diluted earnings per share ..................................    $  0.303    $  0.554
       Dividends declared and paid per share .......................    $   0.14    $   0.26

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                           Three Months Ended
                                                                                June 30,
                                                                          --------------------
                                                                            2009        2008
                                                                          --------    --------
Interest Income
       Loans, including fees .........................................    $  8,493    $  9,051
       Trading securities ............................................          18          23
       Investment securities
            Taxable ..................................................         465         893
            Tax exempt ...............................................         183         336
       Federal funds sold ............................................          10          23
       Other interest income .........................................           8          40
                                                                          --------    --------
                 Total interest income ...............................       9,177      10,366
                                                                          --------    --------

Interest Expense
       Deposits ......................................................       2,774       4,077
       Short-term borrowings .........................................          21         205
       Other borrowings ..............................................         337         328
                                                                          --------    --------
                 Total interest expense ..............................       3,132       4,610
                                                                          --------    --------
                 Net interest income .................................       6,045       5,756
       Provision for loan losses .....................................       2,200       1,050
                                                                          --------    --------
                 Net interest income after provision for loan losses .       3,845       4,706
                                                                          --------    --------

Noninterest Income
       Fiduciary activities ..........................................         529         634
       Service charges on deposit accounts ...........................         887         985
       Commission income .............................................         230         246
       Securities gains ..............................................         364         439
       Unrealized gains (losses) on trading securities ...............         222         (50)
       Net gains on loans sales ......................................         454         175
       Debit card interchange fees ...................................         299         281
       Bank owned life insurance (BOLI) ..............................         163         125
       Other operating income ........................................          38         189
                                                                          --------    --------
                 Total other income ..................................       3,186       3,024
                                                                          --------    --------

Noninterest Expenses
       Salaries and employee benefits ................................       3,071       3,156
       Net occupancy and equipment expense ...........................         930         830
       Advertising ...................................................         160         179
       Legal fees ....................................................         111         102
       Appreciation (depreciation) in directors' and executives'
            deferred compensation plans ..............................         237         (23)
       Federal Deposit Insurance Corporation assessment ..............         650         156
       Other operating expense .......................................         964         971
                                                                          --------    --------
                 Total other expenses ................................       6,123       5,371
                                                                          --------    --------

                 Income before income tax ............................         908       2,359
                 Income tax expense ..................................         132         499
                                                                          --------    --------
                            Net income ...............................    $    776    $  1,860
                                                                          ========    ========

       Basic earnings per share ......................................    $  0.125    $  0.299
       Diluted earnings per share ....................................    $  0.125    $  0.299
       Dividends declared and paid per share .........................    $   0.01    $   0.13

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Six Months Ended
                                  June 30, 2009
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                  Unearned
                                         Common Stock                                            Accumulated   Employee
                                    ----------------------  Additional                              Other        Stock
                                       Shares                 Paid in  Comprehensive  Retained  Comprehensive  Ownership
                                    Outstanding     Amount    Capital     Income      Earnings  Income (Loss) Trust Shares  Total
                                    -----------------------------------------------------------------------------------------------

Balances January 1, 2009 ..........   6,227,550    $   137    $ 4,419                  $50,628     $   817       $ (80)    $ 55,921

Comprehensive Income:
  Net income for the period .......                                       $  1,882       1,882                                1,882
   Other comprehensive income -
    unrealized loss on securities,
    net of tax and reclassification
    adjustment ....................                                           (485)                   (485)                    (485)
ESOT shares forfeited .............                                (7)                                                           (7)
Stock option compensation
    expense .......................                                15                                                            15
Repurchase of stock, at cost ......          --                    --                                                            --
Cash dividend ($0.14 per share) ...                                                       (871)                                (871)
                                    -----------------------------------------------------------------------------------------------
Balances June 30, 2009 ............   6,227,550    $   137    $ 4,427     $  1,397     $51,639     $   332       $ (80)    $ 56,455
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

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               ----------------------
                                                                                 2009          2008
                                                                               ---------     --------
Operating Activities
     Net income ...........................................................    $   1,882     $  3,453
     Adjustments to reconcile net income to net cash provided
             by operating activities:
        Provision for loan losses .........................................        4,800        1,930
        Depreciation and amortization .....................................          612          584
        Deferred income tax ...............................................         (663)        (553)
        Investment securities amortization, net ...........................           (8)         (19)
        Investment securities gains including redemptions .................       (1,392)        (579)
        Net change in trading securities ..................................         (137)         166
        (Gain) loss on disposal of premises and equipment .................           10           (6)
        Origination of loans held for sale ................................      (55,995)     (26,669)
        Proceeds from sale of loans held for sale .........................       51,489       25,906
        Gain on sale of loans held for sale ...............................         (745)        (372)
        ESOT shares earned (forfeited) ....................................           (7)          18
        (Gain) loss on sale of foreclosed assets ..........................           80          (14)
        Stock-based compensation expense ..................................           15           31
        Net change in:
             Interest receivable and other assets .........................         (196)       1,281
             Interest payable and other liabilities .......................        1,844        4,339
                                                                               ---------     --------
                       Net cash provided by operating activities ..........        1,589        9,496
                                                                               ---------     --------

Investing Activities
     Purchase of securities available for sale ............................     (221,553)     (40,106)
     Proceeds from paydowns and maturities of securities available for sale      188,845       17,359
     Proceeds from sales of securities available for sale .................       52,751       39,525
     Net change in loans ..................................................        8,509      (17,536)
     Purchase of premises and equipment ...................................         (696)      (1,089)
     Proceeds from sale of premises and equipment .........................         --              6
     Proceeds from sale of foreclosed assets ..............................          183          660
     Purchase of FHLB stock ...............................................          (41)        --
                                                                               ---------     --------
                       Net cash provided (used) by investing activities ...       27,998       (1,181)
                                                                               ---------     --------

Financing Activities
     Net change in:
        Noninterest-bearing, interest-bearing demand and savings deposits .       40,610       14,024
        Certificates of deposit ...........................................      (32,797)      (9,870)
        Borrowings ........................................................        3,043      (10,674)
     Proceeds from Federal Home Loan Bank advances ........................       10,000       15,000
     Repayments of Federal Home Loan Bank advances ........................      (18,025)     (12,024)
     Cash dividends paid ..................................................         (871)      (1,616)
                                                                               ---------     --------
                       Net cash provided (used) by financing activities ...        1,960       (5,160)
                                                                               ---------     --------
Net Change in Cash and Cash Equivalents ...................................       31,547        3,155
Cash and Cash Equivalents, Beginning of Period ............................       23,721       25,640
                                                                               ---------     --------
Cash and Cash Equivalents, End of Period ..................................    $  55,268     $ 28,795
                                                                               =========     ========

Supplemental cash flow disclosures
     Interest paid ........................................................    $   6,913     $ 10,225
     Income tax paid ......................................................          150        1,400

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2009
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------
The consolidated condensed financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank") and the Bank's wholly owned subsidiaries, HIE Enterprises, LLC and MB Portfolio Management, Inc. ("MB") and MB's majority owned subsidiary MB REIT, Inc. A summary of significant accounting policies is set forth in Note 1 of the Notes to Financial Statements included in the December 31, 2008, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                                    Six months ended
                                               -----------------------------
                                               June 30, 2009   June 30, 2008
                                               -------------   -------------

Net income (in thousands) ..................    $     1,882     $     3,453
                                                ===========     ===========
Weighted average shares outstanding ........      6,227,550       6,227,550
Average unearned ESOT shares ...............         (6,225)        (10,700)
                                                -----------     -----------
Shares used to compute basic earnings
     per share .............................      6,221,325       6,216,850
Effect of dilutive securities- stock options           --            12,829
                                                -----------     -----------
Shares used to compute diluted earnings
     per share .............................      6,221,325       6,229,679
                                                ===========     ===========

Earnings per share, basic ..................    $     0.303     $     0.555
Earnings per share, diluted ................    $     0.303     $     0.554

Options to purchase 5,500 shares at $10.12 per share, 22,000 shares at $12.05 per share, 19,250 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22 per share were outstanding at June 30, 2009 and options to purchase 30,000 shares of common stock at $16 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22 per share were outstanding at June 30, 2008, but were not included in the computation of diluted earnings per share for the six months ended June 30, 2009 and 2008, respectively because the options' exercise price was greater than the average market price of the common shares.


                                                     Three months ended
                                                -----------------------------
                                                June 30, 2009   June 30, 2008
                                                -------------   -------------

Net income (in thousands) ...................    $       776     $     1,860
                                                 ===========     ===========
Weighted average shares outstanding .........      6,227,550       6,227,550
Average unearned ESOT shares ................         (5,538)         (9,500)
                                                 -----------     -----------
Shares used to compute basic earnings
     per share ..............................      6,222,012       6,218,050
Effect of dilutive securities- stock options            --            10,029
                                                 -----------     -----------
Shares used to compute diluted earnings
     per share ..............................      6,222,012       6,228,079
                                                 ===========     ===========

Earnings per share, basic ...................    $     0.125     $     0.299
Earnings per share, diluted .................    $     0.125     $     0.299

Options to purchase 5,500 shares at $10.12 per share, 22,000 shares at $12.05 per share, 19,250 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22 per share were outstanding at June 30, 2009 and options to purchase 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22 per share were outstanding at June 30, 2008, but were not included in the computation of diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively because the options' exercise price was greater than the average market price of the common shares.

Note 3:  Investment Securities
------------------------------

                                                         Gross        Gross
                                        Amortized   Unrealized   Unrealized       Fair
                                             Cost        Gains       Losses      Value
                                        ----------------------------------------------
June 30, 2009
Available for Sale
        Federal Agencies .............    $48,427      $   152      $    13    $48,566
        Corporate Bonds ..............      2,542         --              7      2,535
        State and municipal ..........     16,610          254           14     16,850
        Mortgage-backed securities ...     23,030          255          102     23,183
        Marketable equity securities .      3,013         --             27      2,986
                                          -------      -------      -------    -------
           Total available for sale ..     93,622          661          163     94,120
                                          -------      -------      -------    -------

Held to Maturity
        Federal Agencies .............      1,003           73         --        1,076
        State and municipal ..........      4,050         --           --        4,050
        Mortgage-backed securities ...       --           --           --         --
                                          -------      -------      -------    -------
           Total held to maturity ....      5,053           73         --        5,126
                                          -------      -------      -------    -------

           Total investment securities    $98,675      $   734      $   163    $99,246
                                          =======      =======      =======    =======

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Available for Sale             Held to Maturity
                                  ------------------------      ------------------------
                                  Amortized           Fair      Amortized           Fair
                                       Cost          Value           Cost          Value
                                  ------------------------      ------------------------
Within one year ............        $13,171        $13,224        $  --          $  --
One to five years ..........         50,138         50,410          1,003          1,076
Five to ten years ..........          4,270          4,317           --             --
Over ten years .............           --             --            4,050          4,050
                                    -------        -------        -------        -------
                                     67,579         67,951          5,053          5,126

Mortgage-backed securities .         23,030         23,183           --             --
Marketable equity securities          3,013          2,986           --             --
                                    -------        -------        -------        -------

   Totals ..................        $93,622        $94,120        $ 5,053        $ 5,126
                                    =======        =======        =======        =======

Securities with a carrying value of $68,291,000 were pledged at June 30, 2009 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale for the six months ended June 30, 2009 were $52,751,000. Gross gains of $1,385,000 were realized on sales and $7,000 were realized on redeemed available for sales securities in the six months ended June 30, 2009. Proceeds from sales of securities available for sale for the three months ended June 30, 2009 were $15,484,000. Gross gains of $362,000 were realized on sales and $2,000 were realized on redeemed available for sales securities in the three months ended June 30, 2009.

There were no sales of held-to-maturity securities during the six months ended June 30, 2009.

Trading securities, which consist of mutual funds held in a rabbi trust associated with the directors' and executives' deferred compensation plans, are recorded at fair value. Unrealized holding gains on trading securities of $90,000 were included in earnings in the six months ended June 30, 2009 and unrealized holding gains on trading securities of $222,000 were included in earnings in the three months ended June 30, 2009.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2009 was $22,588,000 which is approximately 22.8 percent of the Company's available-for-sale and held-to-maturity investment portfolio.


Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

                                                                   June 30, 2009
                                        ---------------------------------------------------------------------
                                         Less than 12 Months     12 Months or More             Total
                                        ---------------------------------------------------------------------
                                                   Unrealized              Unrealized              Unrealized
Description of Securities               Fair Value     Losses  Fair Value      Losses  Fair Value      Losses
                                        ---------------------  ----------------------  ----------------------
U.S. government agencies ..............    $ 6,487    $   (13)    $  --      $  --        $ 6,487    $   (13)
Corporate Bonds .......................      1,541         (3)        994         (4)       2,535         (7)
Mortgage-backed securities ............      9,771       (102)       --         --          9,771       (102)
State and political subdivisions ......        809        (14)       --         --            809        (14)
Marketable equity securities ..........       --         --         2,986        (27)       2,986        (27)
                                           -------    -------     -------    -------      -------    -------

Total temporarily impaired securities .    $18,608    $  (132)    $ 3,980    $   (31)     $22,588    $  (163)
                                           =======    =======     =======    =======      =======    =======


Note 4:  Fair Value Measurements
--------------------------------


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

     Level 1: Quoted prices in active markets for identical assets or liabilities,

     Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities,

     Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Below is a description of the valuation methodologies used for instruments measured at fair value on a recurring and non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Trading and Available for Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models which utilize certain market information and quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. At this time the Company has no securities classified as Level 3 securities.

Impaired Loans

Loans impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. During the first six months of 2009 and the twelve months ended December 31, 2008, certain impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $3,527,000 and $9,821,000, as of June 30, 2009 and December 31, 2008, respectively. This valuation would be considered Level 3.

Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers' financial results and other considerations including expected cash flows.

Other Real Estate Owned

At June 30, 2009, other real estate owned was reported at fair value less cost to sell of $1,072,000 measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall:

                                                                         Fair Value Measurements Using
                                                               -------------------------------------------------
                                                               Quoted Prices in    Significant
                                                                Active Markets       Other          Significant
                                                                for Identical      Observable       Unobservable
                                                                    Assets           Inputs            Inputs
                                                Fair Value        (Level 1)         (Level 2)         (Level 3)
                                                ----------------------------------------------------------------
As of June 30, 2009
-------------------
Fair value measured on a recurring basis
  Trading securities ........................    $  3,118          $  3,118          $   --            $   --
  Available for sale securities
    Federal Agencies ........................      48,566            11,444            37,122              --
    Corporate Bonds .........................       2,535              --               2,535              --
    State and municipal .....................      16,850              --              16,850              --
    Mortgage-backed securities ..............      23,183             6,008            17,175              --
    Marketable equity securities ............       2,986             2,986              --                --
                                                 --------          --------          --------          --------
        Total ...............................      94,120            20,438            73,682              --
                                                 ========          ========          ========          ========

Fair value measured on a non-recurring basis
  Impaired loans, net of specific allowance .       3,527              --                --               3,527
  Other real estate owned ...................       1,072              --                --               1,072

As of December 31, 2008
-----------------------
Fair value measured on a recurring basis
  Trading securities ........................    $  2,981          $  2,981          $   --            $   --
  Available for sale securities .............     113,495            15,966            97,529              --
Fair value measured on a non-recurring basis
  Impaired loans, net of specific allowance .       9,821              --                --               9,821


The following methods and assumptions were used to estimate the fair value of all other financial instruments not recognized in the accompanying balance sheet:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Loans - The fair value for loans is estimated using discounted cash flow analyses that use interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable - The fair values of interest receivable/payable approximate carrying values.

FHLB Stock - Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Deposits - The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Borrowings - The fair value of Federal Home Loan Bank advances are estimated using a discounted cash flow calculation, based on current rates for similar debt. Other borrowings consist of federal funds purchased, securities sold under repurchase agreements, a trust preferred subordinated debenture and loans sold under repurchase agreement. The rates at June 30, 2009, approximate market rates, thus the fair value approximates carrying value.

Off-Balance Sheet Commitments - Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair value of such commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments are as follows:

                                                  June 30, 2009
                                              --------------------
                                              Carrying      Fair
                                               Amount       Value
                                              --------------------
Assets
  Cash and cash equivalents ..............    $ 55,268    $ 55,268
  Trading account securities .............       3,118       3,118
  Investment securities available for sale      94,120      94,120
  Investment securities held to maturity .       5,053       5,126
  Loans including loans held for sale, net     611,058     605,202
  Interest receivable ....................       2,523       2,523
  Stock in FHLB ..........................       2,353       2,353

Liabilities
  Deposits ...............................     672,992     645,343
  Borrowings .............................      86,403      84,061
  Interest payable .......................       1,305       1,305

Off-Balance Sheet Commitments ............        --          --


Note 5:  Accumulated Other Comprehensive Income (Loss)
------------------------------------------------------

                                                                             June 30, 2009
                                                                  ------------------------------------
                                                                  Six months ended  Three months ended
                                                                  ----------------  ------------------
Net unrealized gain on securities available-for-sale ............    $   659             $  --
Less:  reclassification adjustment for gains included in income .      1,392                 364
                                                                     -------             -------
    Other comprehensive loss, before tax effect .................       (733)               (364)
Tax benefit .....................................................       (248)               (125)
                                                                     -------             -------
    Other comprehensive loss ....................................    $  (485)            $  (239)
                                                                     =======             =======


Note 6:  Reclassifications
--------------------------
Reclassifications of certain amounts in the 2008 consolidated condensed financial statements have been made to conform to the 2009 presentation.

Note 7:  Contingencies
----------------------
The Company and Bank are from time to time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 8:  Subsequent Events
--------------------------
Subsequent events have been evaluated through August 7, 2009, which is the date the financial statements were issued. On July 17, 2009, $13 million of Tier 2 capital was raised by the Company through the issuance of its 10% Redeemable

Subordinated Debentures Due 2019 (the "Subordinated Debentures"). The Subordinated Debentures were issued as the result of a public offering. The Subordinated Debentures carry an interest rate of 10.0% and will mature on June 30, 2019. The Company has the right to call the Subordinated Debentures at any time after three years. The Subordinated Debentures were issued pursuant to the prospectus filed as part of the Company's registration statement under the Securities Act of 1933. On July 23, 2009, the Company's Board of Directors voted to provide $10 million of the net proceeds of the offering to the Bank as additional capital with the remaining proceeds to be used by the Company for general corporate purposes.

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

Results of Operations
---------------------

Overview
--------
Net income for the second quarter of 2009 was $776,000, a 58.3 percent decrease from net income of $1,860,000 for the same quarter last year. Basic and diluted earnings per share for the second quarter of 2009 were $0.125, down 58.2 percent from $0.299 per basic and diluted share for the second quarter of 2008. Annualized return on average equity ("ROAE") for the second quarter of 2009 decreased to 5.53 percent compared to 13.26 percent for the second quarter of 2008. The annualized return on average assets ("ROAA") was 0.38 percent for the second quarter of 2009 compared to 0.96 percent for the same period of 2008.

Net income for the first six months of 2009 was $1,882,000, a 45.5 percent decrease from net income of $3,453,000 for the same period last year. Basic earnings per share for the first six months of 2009 were $0.303, down 45.4 percent from $0.555 per share for the same period of 2008. Diluted earnings per share for the first six months of 2009 were $0.303, down 45.3 percent from $0.554 per share for the same period of 2008. Annualized ROAE for the six months ended June 30, 2009 decreased to 6.75 percent compared to 12.46 percent for the first six months of 2008. The annualized ROAA was 0.46 percent for the six months ended June 30, 2009 compared to 0.89 percent for the first six months of 2008.

The decline in net income resulted primarily from increases in the provision for loan losses and Federal Deposit Insurance Corporation ("FDIC") assessment expense. The provision for loan losses totaled $2,200,000 for the second quarter of 2009 compared to $1,050,000 for the same period of 2008. FDIC expense totaled $650,000 for the second quarter of 2009 compared to $156,000 for the same period of 2008. Net interest income for the second quarter of 2009, after the provision for loan losses, decreased $861,000, or 18.3 percent from the second quarter of 2008. The provision for loan losses totaled $4,800,000 for the six months ended June 30, 2009 compared to $1,930,000 for the same period of 2008. FDIC expense totaled $934,000 for the six months ended June 30, 2009 compared to $203,000 for the same period of 2008. Net interest income for the six months ended June 30, 2009, after the provision for loan losses, decreased by $2,515,000 or 25.9 percent compared to the same period in 2008.

The following items affected second quarter and year-to-date results:

     o General Economic Conditions in the Real Estate Markets - Among the primary areas of management focus during 2008 and 2009 were managing the deterioration of asset quality resulting from slowing economic activity and stresses affecting residential housing markets. Nonperforming assets and 90-day past due loans totaled $22,959,000 (2.79 percent of total assets) at June 30, 2009 compared to $17,289,000 (2.10 percent of total assets) at March 31, 2009 and $16,472,000 (2.12 percent of total assets) at June 30, 2008. The provision for loan losses for the six months ended June 30, 2009 totaled $4,800,000, a $2,870,000 increase over the $1,930,000 provision made during the same period of 2008 due to management's assessment of potential losses in the Bank's loan portfolio.
     o Securities Gains - Securities gains of $1,392,000 were realized from sales of securities during the first six months of 2009 compared to $579,000 in the same period of 2008.
     o Compensation Expenses - Total compensation expenses (salaries, incentive compensation and benefits) decreased by $386,000 or 6.0 percent to $6,035,000 for the first six months of 2009 compared to $6,421,000 for the first six months of 2008 due primarily to a reduction in staff levels and the reduction and elimination of certain incentive plans.
     o Gains on Loan Sales - Gains on the sale of loans totaled $745,000 for the first six months of 2009, a 100.3 percent increase over the $372,000 in the first six months of 2008 due to strong residential mortgage loan refinancing activity.
     o FDIC Assessment Expense - The Company experienced a $731,000 or 360.1 percent increase in deposit insurance expense in the first six months of 2009 compared to the same period in 2008 related to the insurance assessment methodology set forth in the Federal Deposit Insurance Reform Act of 2005 ("FDIC Act"). The FDIC Act allocated credits to the Bank that could be applied toward quarterly FDIC assessments. The Bank's credits were depleted in the first quarter of 2008 which contributed to the increased 2009 expense. In addition, a special FDIC assessment of $379,000 was accrued in the second quarter of 2009 which substantially increased expense in 2009 compared to 2008.

In February 2009, the Board of Directors of the Federal Deposit Insurance Corporation voted to amend the restoration plan for the Deposit Insurance Fund "DIF". The amended restoration plan extended the period of time to raise the DIF reserve ratio to 1.15 percent from five to seven years. The amended restoration plan also included a final rule that set assessment rates. Under this final rule which began on April 1, 2009, the FDIC premium assessed to the Company increased.

On May 22, 2009, the Board of Directors of the FDIC voted to levy a special assessment on insured institutions as part of the agency's efforts to rebuild the DIF and help maintain public confidence in the banking system. The final rule established a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment will be collected September 30, 2009. It is probable that an additional special assessment will be necessary in the fourth quarter of 2009, although the amount of such a special assessment is uncertain.

On July 17, 2009, $13 million of Tier 2 capital was raised through the issuance of Subordinated Debentures. The Subordinated Debentures were issued as the result of a public offering. The Subordinated Debentures carry an interest rate of 10.0% and will mature on June 30, 2019. The Company has the right to call the Subordinated Debentures at any time after three years. The Subordinated Debentures were issued pursuant to the prospectus filed as part of the Company's registration statement under the Securities Act of 1933. On July 23, 2009, the Company's Board of Directors voted to provide $10 million of the net proceeds of the offering to the Bank as additional capital with the remaining proceeds to be used by the Company for general corporate purposes.

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

                                                                              Average Balance Sheets and Interest Rates
                                                               ---------------------------------------------------------------------
                                                                 Six Months Ended June 30, 2009      Six Months Ended June 30, 2008
                                                               ---------------------------------   ---------------------------------
                                                               Average              Average Rate   Average              Average Rate
                                                               Balance    Interest  (annualized)   Balance    Interest  (annualized)
                                                               -------    --------  ------------   -------    --------  ------------
                               ASSETS
Interest earning assets
     Securities
          Taxable .........................................   $  78,696  $   1,066     2.73%      $  79,511  $   1,869     4.73%
          Tax-exempt (1) ..................................      29,134        661     4.57%         39,160      1,017     5.22%
                                                              ---------  ---------                ---------  ---------
               Total securities ...........................     107,830      1,727     3.23%        118,671      2,886     4.89%

     Loans (2) ............................................     630,843     17,007     5.44%        586,783     19,060     6.53%
     FHLB Stock ...........................................       2,333          8     0.69%          2,312         62     5.39%
     Federal funds sold ...................................      21,532         16     0.15%          7,184        110     3.07%
     Interest-earning deposits ............................       6,262         23     0.74%          9,667        114     2.37%
                                                              ---------  ---------                ---------  ---------
                 Total interest earning assets ............     768,800     18,781     4.93%        724,617     22,232     6.17%
                                                              ---------  ---------                ---------  ---------

Noninterest earning assets
    Allowance for loan losses .............................     (12,305)                             (7,130)
     Premises and equipment & other assets ................      55,571                              47,615
     Cash and due from banks ..............................      14,428                              13,420
                                                              ---------                           ---------
               Total assets ...............................   $ 826,494                           $ 778,522
                                                              =========                           =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................   $ 594,482      5,863     1.99%      $ 561,039      9,035     3.24%
     Borrowed funds .......................................      84,560        704     1.68%         73,805      1,181     3.22%
                                                              ---------  ---------                ---------  ---------
          Total interest-bearing liabilities ..............     679,042      6,567     1.95%        634,844     10,216     3.24%
                                                              ---------  ---------                ---------  ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................      81,300                              77,367
     Other liabilities ....................................       9,942                              10,584
     Shareholders' equity .................................      56,210                              55,727
                                                              ---------                           ---------
                 Total liabilities and shareholders' equity   $ 826,494                           $ 778,522
                                                              =========                           =========


Interest margin recap
Net interest income and interest rate spread
     Net interest margin ..................................                            3.14%                               3.23%
     Tax-equivalent net interest income spread ............                 12,214     2.98%                    12,016     2.93%
     Tax-equivalent net interest margin as a percent of
            total average earning assets ..................                            3.20%                               3.33%
Tax-equivalent adjustment (1) .............................                    227                                 384
                                                                         ---------                           ---------

      Net interest income .................................                 11,987                              11,632
                                                                         =========                           =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                              Average Balance Sheets and Interest Rates
                                                               ---------------------------------------------------------------------
                                                                Three Months Ended June 30, 2009    Three Months Ended June 30, 2008
                                                               ---------------------------------   ---------------------------------
                                                               Average              Average Rate   Average              Average Rate
                                                               Balance    Interest  (annualized)   Balance    Interest  (annualized)
                                                               -------    --------  ------------   -------    --------  ------------
                               ASSETS
Interest earning assets
     Securities
          Taxable .........................................   $  79,879  $     470     2.36%      $  76,315  $     882     4.65%
          Tax-exempt (1) ..................................      25,086        277     4.43%         39,864        510     5.14%
                                                              ---------  ---------                ---------  ---------
               Total securities ...........................     104,965        747     2.86%        116,179      1,392     4.82%

     Loans (2) ............................................     628,831      8,495     5.42%        591,310      9,057     6.16%
     FHLB Stock ...........................................       2,353         13     2.22%          2,312         34     5.96%
     Federal funds sold ...................................      26,975          9     0.13%          3,907         23     2.39%
     Interest-earning deposits ............................       4,752          8     0.68%          9,733         49     2.03%
                                                              ---------  ---------                ---------  ---------
                 Total interest earning assets ............     767,876      9,272     4.84%        723,441     10,555     5.87%
                                                              ---------  ---------                ---------  ---------

Noninterest earning assets
    Allowance for loan losses .............................     (12,784)                             (7,375)
     Premises and equipment & other assets ................      55,095                              47,956
     Cash and due from banks ..............................      16,090                              12,567
                                                              ---------                           ---------
               Total assets ...............................   $ 826,277                           $ 776,589
                                                              =========                           =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................   $ 589,895      2,774     1.89%      $ 554,065      4,077     2.96%
     Borrowed funds .......................................      86,081        358     1.67%         76,056        533     2.82%
                                                              ---------  ---------                ---------  ---------
          Total interest-bearing liabilities ..............     675,976      3,132     1.86%        630,121      4,610     2.94%
                                                              ---------  ---------                ---------  ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................      83,321                              79,062
     Other liabilities ....................................      10,724                              10,986
     Shareholders' equity .................................      56,256                              56,420
                                                              ---------                           ---------
                 Total liabilities and shareholders' equity   $ 826,277                           $ 776,589
                                                              =========                           =========


Interest margin recap
Net interest income and interest rate spread
     Net interest margin ..................................                            3.16%                               3.20%
     Tax-equivalent net interest income spread ............              $   6,140     2.98%                 $   5,945     2.93%
     Tax-equivalent net interest margin as a percent of
          total average earning assets ....................                            3.21%                               3.31%
Tax-equivalent adjustment (1) .............................                     95                                 189
                                                                         ---------                           ---------

                Net interest income .......................              $   6,045                           $   5,756
                                                                         =========                           =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earnings assets was 3.14 percent for the first six months of 2009, down from 3.23 percent for the same period in 2008 and was 3.16 percent for the second quarter of 2009, down from 3.20 percent for the same period in 2008. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, the tax-equivalent net interest margin as a percent of average earning assets was 3.20 percent for the first six months of 2009, down from 3.33 percent for the same period last year and was 3.21 percent for the quarter ended June 30, 2009, down from 3.31 percent for the same quarter last year. The thirteen basis point drop in the tax-equivalent net interest margin during the first six months of 2009 compared to the same period in 2008 and the ten basis point drop in the second quarter of 2009 compared to 2008 were primarily the result of higher balances of nonperforming assets and fixed assets during the first six months of 2009 and significantly higher loan fees during the first six months of 2008.

Net interest income was $11,987,000 for the six months ended June 30, 2009 compared to $11,632,000 for the same period in 2008, an increase of 3.1 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $12,214,000 for the six months ended June 30, 2009 compared to $12,016,000 for the same period in 2008, an increase of 1.6 percent.

Net interest income was $6,045,000 for the three months ended June 30, 2009 compared to $5,756,000 for the same period in 2008, an increase of 5.0 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $6,140,000 for the three months ended June 30, 2009 which was $195,000 more than the $5,945,000 in the same period in 2008.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first six months of 2009 was $6,448,000 compared to $5,388,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income for the six months ended June 30, 2009 was $6,358,000 compared to $5,622,000 for the same period of 2008, an increase of $736,000 or 13.1 percent. The effect of the Company's deferred compensation plan for the first six months of 2009 was a $90,000 increase in noninterest income compared to a $234,000 decrease in the same period of 2008.

Significant changes in noninterest income occurred primarily in the following areas:

     o Securities gains of $1,392,000 were realized from sales of securities during the first six months of 2009 compared to $579,000 in the same period of 2008.
     o Gains on the sale of loans totaled $745,000 for the first six months of 2009, a 100.3 percent increase over the $372,000 in the first six months of 2008 due to strong residential mortgage loan refinancing activity.

Total noninterest income for the second quarter of 2009 was $3,186,000, a $162,000 or 5.4 percent increase from $3,024,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income totaled $2,964,000 for the second quarter of 2008 compared to $3,066,000 for the same period of 2008, a decrease of $102,000 or 3.3 percent.

Significant changes in noninterest income occurred primarily in the following areas:

     o Other operating income decreased $151,000 in the second quarter of 2009 compared to the same period in 2008 primarily because losses on the sale of repossessions and foreclosed assets (included as an offset to Other operating income) totaled $102,000 in the second quarter of 2009 compared to losses of $8,000 in the second quarter of 2008. This decrease to income resulted primarily from declines in market values in the residential housing market and declining general economic conditions during the Company's holding period for these assets.
     o Gains on the sale of loans totaled $454,000 for the three months ended June 30, 2009, a 159.4 percent increase over the $175,000 for the same period of 2008 due to strong residential mortgage loan refinancing activity.

For the six months ended June 30, 2009, total noninterest expense was $11,346,000 compared to $10,762,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the first six months of 2009 was $11,220,000, a $279,000 or 2.6 percent increase from $10,941,000 for the same period in 2008. The effect of the Company's deferred compensation plan for the first six months of 2009 was a $126,000 increase in noninterest expense compared to a $179,000 decrease in the same period of 2008.

Significant changes in noninterest expense occurred in the following areas:

     o The Company experienced a $731,000 or 360.1 percent increase in FDIC insurance assessment expense in the first six months of 2009 compared to the same period in 2008.
     o Total compensation expenses (salaries, incentive compensation and benefits) decreased by $386,000 or 6.0 percent to $6,035,000 in the first six months of 2009 compared to $6,421,000 in the first six months of 2008.

For the quarter ended June 30, 2009, total noninterest expense was $6,123,000 compared to $5,371,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the second quarter of 2009 was $5,883,000, compared to $5,390,000 for the same period of 2008. The $493,000 or 9.1 percent increase is largely the result of a $494,000 or 316.7 percent increase in deposit insurance expense relating to the Federal Deposit Insurance Reform Act of 2005.

Income Taxes
------------
The Company records a provision for income taxes currently payable, along with a provision for those taxes payable in the future. Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting. The major difference between the effective tax rate applied to the Company's financial statement income and the federal and state statutory rate of approximately 40 percent is interest on tax-exempt securities, tax credits received and the effect of the Company's Delaware based investment holding company and a real estate investment trust ("REIT").

The Company's effective tax rate was 17.8 percent for the six months ended June 30, 2009 compared to 20.2 percent for the same period in 2008.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at June 30, 2009 were $822,678,000 an increase of
0.4 percent or $2,879,000 compared to $819,799,000 at December 31, 2008. Loans (including loans held for sale) totaled $624,018,000 at June 30, 2009 compared to $633,091,000 at December 31, 2008, a decrease of 1.4 percent. Deposits increased to $672,992,000 at June 30, 2009 compared to $665,179,000 at December 31, 2008, an increase of $7,813,000 or 1.2 percent. Borrowings decreased to $86,403,000 at June 30, 2009 compared to $93,203,000 at December 31, 2008, a 7.3 percent decrease.

Capital
-------
Shareholders' equity increased by $534,000 at June 30, 2009 compared to December 31, 2008. This increase was a result of year-to-date net income of $1,882,000 and option expense of $15,000, offset by ESOP shares forfeited of $7,000, unrealized loss on securities in the Company's available for sale securities portfolio totaling $485,000 (net of tax) and dividends paid of $871,000.


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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2009 and December 31, 2008, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since June 30, 2009 that management believes have changed the Company's or Bank's classification.

As of June 30, 2009 and December 31, 2008, the actual and required capital amounts and ratios were as follows:

                                                                   Required for        To Be Well
                                                   Actual      Adequate Capital (1)  Capitalized (1)
                                              ----------------------------------------------------------
                                               Amount   Ratio     Amount   Ratio     Amount   Ratio
                                              ----------------------------------------------------------
As of June 30, 2009
Total capital (1) (to risk-weighted assets)
   Consolidated ............................  $ 72,155  11.66 %  $ 49,491   8.00 %        N/A      N/A
   Bank ....................................    71,356  11.59      49,247   8.00     $ 61,559    10.00 %
Tier I capital (1) (to risk-weighted assets)
   Consolidated ............................    64,358  10.40      24,745   4.00          N/A      N/A
   Bank ....................................    63,596  10.33      24,624   4.00       36,936     6.00
Tier I capital (1) (to average assets)
   Consolidated ............................    64,358   7.79      33,051   4.00          N/A      N/A
   Bank ....................................    63,596   7.72      32,936   4.00       41,170     5.00

As of December 31, 2008
Total capital (1) (to risk-weighted assets)
   Consolidated ............................  $ 71,214  11.34 %  $ 50,224   8.00 %        N/A      N/A
   Bank ....................................    70,498  11.28      49,999   8.00     $ 62,499    10.00 %
Tier I capital (1) (to risk-weighted assets)
   Consolidated ............................    63,326  10.09      25,112   4.00          N/A      N/A
   Bank ....................................    62,644  10.02      25,000   4.00       37,499     6.00
Tier I capital (1) (to average assets)
   Consolidated ............................    63,326   7.74      32,734   4.00          N/A      N/A
   Bank ....................................    62,644   7.69      32,600   4.00       40,750     5.00

(1)  As defined by regulatory agencies

On July 17, 2009, $13 million of Tier 2 capital was raised through the issuance of Subordinated Debentures. On July 23, 2009, the Company's Board of Directors voted to provide $10 million of the net proceeds of the offering to the Bank as additional capital with the remaining proceeds to be used for general corporate purposes at the holding company level. The effect of the additional capital is not reflected in the chart above.

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans The Bank currently classifies loans internally to assist management in addressing collection and other risks. The Bank maintains a "watch list" representing credits that require above average attention in order to mitigate the risk of default or loss. Over the periods noted below, the watch list consisted of the following:

                                                        ----------------------------------------------------------
                                                           6/30/2009     03/31/2009     12/31/2008      6/30/2008
-------------------------------------------------------------------------------------------------------------------
Total Loans $                                             624,018,000    630,842,000    633,091,000    602,369,000
-------------------------------------------------------------------------------------------------------------------
Total Watch List Loans                                     76,720,000     79,073,000     59,172,000     27,911,000
-------------------------------------------------------------------------------------------------------------------
Number of Watch List Customers                                     69             67             52             42
-------------------------------------------------------------------------------------------------------------------
Total Watch List $ > 30 Days Past Due                      17,368,000     22,370,000     14,751,000     16,129,000
-------------------------------------------------------------------------------------------------------------------
Total Watch List $ Customers Secured by Real Estate        70,697,000     72,005,000     55,507,000     24,929,000
-------------------------------------------------------------------------------------------------------------------
Total Watch List $ Secured by Non R/E                       5,855,000      6,878,000      3,268,000      2,782,000
-------------------------------------------------------------------------------------------------------------------
Total Watch List $ Unsecured                                  168,000        190,000        397,000        200,000
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Total Non Performing Loans $                               18,576,000     13,696,000     14,329,000     15,906,000
-------------------------------------------------------------------------------------------------------------------

As of June 30, 2009, 77.4 percent of the watch list exposure was less than thirty days past due, compared to 71.7 percent as of March 31, 2009 and 42.2 percent as of June 30, 2008. As of June 30, 2009, loans totaling $70,697,000 or
92.1 percent of the total watch list loans were secured by real estate with $54,221,000 or 76.7 percent less than thirty days past due and $16,314,000 (23.1 percent) on non-accrual.

Although the amount of loans internally classified has increased over the past twelve months, Management believes that the real estate collateral behind many of the loans will reduce potential losses. The allowance for loan losses was $12,960,000 or 2.11 percent of portfolio loans (excluding loans held for sale) at June 30, 2009 compared to $11,172,000, or 1.77 percent, of portfolio loans at December 31, 2008. A portion of classified loans are non-accrual loans. The Bank had nonperforming assets (non-accrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $22,959,000 or 2.79 percent of total assets at June 30, 2009 compared to $18,780,000 or 2.29 percent of total assets at December 31, 2008.

During the second quarter of 2009, the Bank had net loan charge-offs totaling $1,576,000 compared to $575,000 in the second quarter of 2008. Past due loans (30 days or more) were 2.99 percent of total loans at June 30, 2009 compared to
2.87 percent of total loans at June 30, 2008.

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

Cash Requirements
-----------------
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Members of the Company's internal Asset/Liability Committee "ALCO" regularly discuss projected loan demand and appropriate funding sources to manage the Company's gap position and minimize interest rate risk.

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis "FHLB", to obtain brokered certificates of deposit "CDs" and to borrow on a line of credit. FHLB advances were $17,498,000 at June 30, 2009 compared to $25,523,000 at December 31, 2008. At June 30, 2009, the Company had excess borrowing capacity at the FHLB of $37,994,000 as limited by the Company's Board resolution in effect as of June 17, 2009. On June 18, 2009, the Company's Board of Directors resolved to remove its limit and increased the overall borrowing capacity to the FHLB collateral limit which increased the Company's excess borrowing capacity to $53,101,000 as of June 30, 2009. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth.

Over the past year, the Company has also utilized alternative funding sources. In July 2005, the Company began using brokered CDs as an alternate source of funding. As of June 30, 2009, the Company had $57,759,000 of brokered CDs on its balance sheet, compared to $66,101,000 at December 31, 2008 and $13,101,000 at June 30, 2008.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to repurchase stock. During the past twelve months, the main source of funding for the holding company has been dividends from the Bank. During the first and second quarters of 2009, the Bank paid dividends totaling $1,159,000 to the holding company. As of July 1, 2009, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $5,265,000, versus $4,317,000 at January 1, 2009. As discussed in Note 12 to the Consolidated Financial Statements (page 46 of the 2008 Annual Report to Shareholders) and Item 1 of the December 31, 2008 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 7 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the six months ended June 30, 2009, $1,589,000 of cash was provided by operating activities, compared to $9,496,000 provided during the same period in 2008. The decrease in the cash provided in this area was primarily a result of the increase in loans held for sale during the 2009 period as compared to the 2008 period. Loans held for sale increased $5,521,000 during the six-month period ended June 30, 2009 as compared to an increase of $1,136,000 during the 2008 period. Other significant items impacting the decrease in cash provided by operations included a decrease in net income for the 2009 period as compared to 2008 and a decrease in cash provided from changes in interest payable and other liabilities. During the first six months of 2009, $27,998,000 was provided by investing activities, compared to $1,181,000 used in the same period of 2008. The increase in the cash provided in this category occurred primarily due to a $26,045,000 increase in the cash provided by the net change in loans. During the first six months of 2009, $1,960,000 of cash was provided by financing activities compared to $5,160,000 used during the same period in 2008. The increase in cash provided by financing activities was primarily the result of a $13,717,000 increase in the net change in borrowings.

Overall, net cash and cash equivalents increased $31,547,000 during the six months ended June 30, 2009 compared to an increase of $3,155,000 in the same period of 2008.

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

Future Accounting Matters
-------------------------
In April 2009, the FASB issued three related Staff Positions to clarify the application of SFAS 157. FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-than-temporary Impairments," amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB Opinion 28-1, "Interim Disclosures about Fair Value of Financial Instruments," requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Staff Positions were effective for interim and annual periods ending after June 15, 2009, with early adoption possible for the first quarter of 2009. The adoption of these FSPs did not have a material impact on our financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This Statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. Management has determined the adoption of SFAS No. 165 did not have a material effect on the Company's financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140." The Board's objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. Management has not yet determined whether the adoption of SFAS No. 166 will have a material effect on the Company's financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, "Accounting for Transfers of Financial Assets", and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This Statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management has not yet determined whether the adoption of SFAS No. 166 will have a material effect on the Company's financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162." The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management has determined the adoption of SFAS No. 168 will not have a material effect on the Company's financial position or results of operations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
-------     ----------------------------------------------------------

Market risk of the Company encompasses exposure to both liquidity risk and interest rate risk and is reviewed on an ongoing basis by management and quarterly by the ALCO and the Board of Directors. Liquidity was addressed as part of the discussion entitled "Liquidity."

The Company's interest sensitivity position at June 30, 2009 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk. The Company's performance in this regard can be seen under the Company's 200 basis point upward rate shock analysis, net interest income is shown to vary by approximately 5.37 percent, well below the Board established guidelines, and slightly lower than the levels forecasted using the Company's December 31, 2008 balance sheet.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's June 30, 2009 balance sheet under various rate shocks:

Projected Change in Net Interest Income - June 30, 2009

                              Projected Net Interest        $ Change
                                  Income Over the        in Net Interest        % Change
   Change in Interest Rate      Next Twelve Months           Income          in Net Interest
       (basis points)             (in thousands)         (in thousands)          Income
---------------------------------------------------------------------------------------------
            +200                    $ 25,633                $ (1,455)             (5.37) %
            +100                      26,232                    (856)             (3.16)
              0                       27,088                       0                  0
            -100                      27,773                     685               2.53
            -200                      27,448                     360               1.33

For comparative purposes, the following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2008 balance sheet under various rate shocks.

Projected Change in Net Interest Income - December 31, 2008

                              Projected Net Interest        $ Change
                                  Income Over the        in Net Interest        % Change
   Change in Interest Rate      Next Twelve Months           Income          in Net Interest
       (basis points)             (in thousands)         (in thousands)          Income
--------------------------------------------------------------------------------------------
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

The Company's liability sensitivity at June 30, 2009 is relatively unchanged from its position at December 31, 2008. Management's efforts to incrementally lengthen liabilities and shorten assets even as customers in general continue to seek the opposite (shorter deposit terms and longer fixed rate loan terms) have kept the results from the rate shocks of the two periods relatively similar.

Management believes a meaningful and sustained decline in interest rates is unlikely over the next twelve months, while an increase in rates of 100 to 200 basis points over the next twelve months is certainly possible, if not likely. Accordingly, we believe the 200 basis point increase is the most important scenario to review and consider how a rate movement of this magnitude and direction could affect net interest income derived from the Company's current balance sheet and use this forecast to measure the Company's interest rate risk.

The June 30, 2009 table indicates that the Bank's projected net interest income for the next twelve months would decline by 5.37 percent in the event of a sudden and sustained 200 basis point increase in interest rates. This result is largely driven by the Company having more liabilities, primarily deposits, that would reprice over the twelve-month horizon than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock.

However, the modeled 5.37% percent decline in net interest income in the event of a 200 basis point rate increase is viewed to be an acceptable level of interest rate risk and is well within the approved guidelines established by the Board of Directors.

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

Item 4.        Controls and Procedures.
------         -----------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2009 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information
-------   -----------------

Item 1.        Legal Proceedings.
-------        ------------------
               None

Item 1A.       Risk Factors.
--------       -------------
               Our allowance for loan losses may be insufficient.

               We maintain an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, and has been increasing as the economy worsens. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

               A significant number of the loans in our portfolio are secured by real estate, and a continued downturn in the economy within the markets we serve could significantly hurt our business and prospects for growth.

               As of June 30, 2009, real estate loans comprised $506,725,000, or approximately 82.3% of our total loan portfolio (excluding loans held for sale) and approximately 61.6% of our total assets. Of that amount, $393,308,000 consisted of commercial and residential real estate loans and $82,212,000 consisted of construction real estate loans. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of our control or that of the borrower could negatively impact the future cash flow and market values of the affected properties.

               Beginning in 2007, the residential and commercial real estate sectors of the U.S. economy experienced an economic slowdown that has continued in 2009. Specifically, the values of residential and commercial real estate located in our market areas have declined, especially in our Central Indiana market, and these declines may continue in the future. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

               Further deterioration of our nonperforming loans or an increase in the number of non-performing loans may have an adverse effect on our operations.

               Weakening economic conditions in the residential and commercial real estate sectors have adversely affected, and may continue to adversely affect, our loan portfolio. The ratio of nonperforming assets and 90 day past due loans to total assets increased to 2.79% as of June 30, 2009, from 2.29% as of June 30, 2008. It is likely that this ratio will increase over the next several quarters as a result of the general economic environment as well as the progression of certain delinquent loans to loans that are 90 days or more past due. If loans that currently are non-performing further deteriorate or loans that are currently performing become nonperforming, we may need to increase our allowance for loan losses or charge-off those loans. Any increase or charge-off would have an adverse impact on our financial condition and results of operations.

               The geographic concentration of our markets makes our business highly susceptible to local economic conditions.

               Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in the Bloomington, Indiana and Central Indiana markets. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas.

               Deterioration in economic conditions in one or all of these markets could result in one or more of the following:

                    o    an increase in loan delinquencies;
                    o    an increase in non-performing loans and foreclosures;
                    o    a decrease in the demand for our products and services;
                         and
                    o a decrease in the value of collateral for loans, especially real estate, in turn reducing customers' borrowing power, the value of assets associated with problem loans and collateral coverage.

               To date, the impact of the adverse economic conditions in our Central Indiana market has been severe. As a result, we have experienced asset quality issues in the Central Indiana market, and we expect to continue to experience higher levels of problem assets in this market unless the economy greatly improves. If current levels of market disruption and volatility continue in our Central Indiana market, or if our Bloomington, Indiana market suffers increased levels of market disruption and volatility, our problem assets may increase and the demand for our products and services could be adversely affected, which could in turn have a material adverse effect on our business, results of operations and financial condition.

               We are subject to interest rate risk.

               Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits,
               (ii) the fair value of our financial assets and liabilities, and
               (iii) the average duration of our mortgage-backed securities portfolio. Currently, we are in a liability-sensitive position. Therefore, if interest rates increase, the rates paid on deposits and other borrowings will increase at a faster rate than the interest rates received on loans and other investments, resulting in a decline in our net interest margin. If this happens, earnings could be adversely affected. In addition, due to the current low interest rate environment, interest rates paid on deposits are already approaching zero. If interest rates decrease, our liabilities will reprice downward more quickly than our assets. Because deposit pricing cannot become significantly lower than current levels, our net interest margin could decline in that case as well and earnings could be adversely affected.

               Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

               Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. For example, we could lose access to our federal funds lines or our lines of credit from correspondent banking organizations, or the costs of such funds could increase. We might not be able to replace such funds in the future if, among other things, market conditions or our results of operations or financial condition were to change.

               Slower than anticipated growth in the Bank's new branches could result in reduced net income.

               We opened full service branches in Brownsburg, Hendricks County, Indiana, in January 2006, Plainfield, Hendricks County, Indiana in December 2007, Avon, Hendricks County, Indiana in January 2008, and Noblesville, Hamilton County, Indiana in September 2008. New branches require a significant investment of both financial and personnel resources and lower than expected loan and deposit growth in the new branches could result in lower than expected revenues and net income generated by those investments. Opening new branches results in additional expenses and diverts resources from current core operations. None of the four branches is showing a profit, and we are unable to predict when, or if, they will achieve profitability.

               Future growth or operating results may require us to raise additional capital but that capital may not be available or it may be dilutive.

               We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To the extent our future operating results erode capital or we elect to expand through loan growth or acquisition we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations.

               We are subject to extensive government regulation and supervision.

               We, primarily through the Bank, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, results of operations and financial condition.

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

               We may be required to pay significantly higher FDIC premiums in the future.

               Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the Federal Deposit Insurance Corporation (the "FDIC"), resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. On May 20, 2009, the temporary increase on the limit of FDIC coverage was extended to December 31, 2013. These developments will cause the premiums assessed on us by the FDIC to increase and materially increase our other expense.

               On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates increased to 12 to 16 basis points per $100 of deposits. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a 5 basis point special emergency assessment on June 30, 2009, payable September 30, 2009. The amount of the assessment will be $0.05 for each $100 of assets, less Tier 1 capital, as of June 30, 2009, but the amount of the assessment is capped at 10 basis points of domestic deposits. The final rule also allows the FDIC to impose additional special emergency assessments on or after September 30, 2009, of up to 5 basis points per quarter, if necessary to maintain public confidence in FDIC insurance. The FDIC has indicated that a second assessment is probable. These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations. Presently, we anticipate our FDIC insurance related costs (assuming the 5 basis point special emergency assessment on June 30, 2009, payable September 30, 2009, is the only special assessment in 2009) to increase to $1.5 million in 2009 from $481,000 in 2008 and $69,000 in 2007, and we are unable to predict the impact in future periods in the event the economic crisis continues.

               Competition may adversely affect our business.

               Our market areas are highly competitive. In addition to competition from commercial banks (including certain larger regional banks) and savings associations, we also compete with numerous credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices and other providers of financial services. We compete with these firms in terms of pricing, delivery channels, product features, service quality, responsiveness and other factors. We also compete directly with a large number of financial service providers who do not have a physical presence in our markets but have been successful in selling their services using technology and sophisticated target marketing techniques. We fully expect these companies to increase their future efforts to attract business from our customers.

               Increasing competition may decrease the prices we can charge for our services or cause us to pay higher rates for customer deposits. Additionally, we are continuously required to update our technology products (such as internet banking and remote deposit capture) to meet our customers' needs and demands, in order to retain those customers. Although our costs for these technology products may increase, we may be unable to pass along the cost of those products to our customers. Many of our competitors possess substantially greater financial resources and lending limits than we do, and they may provide services to their customers that we do not offer. These factors, alone or in combination with others, may have an adverse effect on our business, results of operations and financial condition.

               Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income.

               We rely on key personnel to manage and operate our business, including major revenue generating functions such as the loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
-------        ------------------------------------------------------------
               (a)-(b)  Not applicable.

               Stock Repurchased During the Second Quarter of 2009
               ---------------------------------------------------
               (c) No stock was repurchased by the Company during the fiscal quarter ended June 30, 2009. The Company's stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of June 30, 2009, the Board of Directors has not determined when stock repurchases will recommence.

Item 3.        Defaults upon Senior Securities.
-------        --------------------------------
               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.
-------        ----------------------------------------------------

               (a) On April 30, 2009, the Company held its annual meeting of shareholders.
               (b) At the annual meeting, the following individuals were elected to a three-year director term expiring in 2012:
                           Dr. Bradford J. Bomba, Jr.
                           Mark D. Bradford
                           James G. Burkhart

                    The following individual's terms as directors continued after the meeting:
                           James D. Bremner
                           Steven R. Crider
                           Joyce Claflin Harrell
                           Harry F. McNaught, Jr.
                           Paul W. Mobley
                           Charles R. Royal, Jr.

               (c)  The following matters were voted upon at the annual meeting.

                    (i) The first item was the election of directors to serve a three-year term. The vote tabulation for the election of Dr. Bradford J. Bomba, Jr. was 5,442,767 "for" and 88,041 withheld; the vote tabulation for the election of Mark D. Bradford was 5,430,950 "for" and 99,859 withheld; and the vote tabulation for the election of James G. Burkhart was 5,378,065 "for" and 152,743 withheld.

                    (ii) The second item was the ratification of BKD, LLP, Certified Public Accountants, as the Corporation's independent auditors for fiscal year ending December 31, 2009. This matter was approved by a vote of 5,427,487 shares "for", 6,019 shares "against", and 97,303 shares abstained.

Item 5.        Other Information.
-------        ------------------
               Not applicable.

Item 6.        Exhibits.
-------        ---------

Exhibit No:    Description of Exhibit:
-----------    -----------------------

3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3(ii) Monroe Bancorp By-laws as Amended July 23, 2009, are incorporated by reference to registrant's Form 8-K filed July 24, 2009.

4(i) Indenture dated as of July 17, 2009 is incorporated by reference to registrant's Form 8-K filed on July 23, 2009.

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

                                             MONROE BANCORP

         Date: August 7, 2009            By: /s/ Mark D. Bradford
               --------------                -----------------------------------
                                             Mark D. Bradford, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

         Date: August 7, 2009            By: /s/ Gordon M. Dyott
               --------------                -----------------------------------
                                             Gordon M. Dyott, Exec. Vice
                                             President, Chief Financial Officer
                                             (Principal Financial Officer)

                                  Exhibit Index
                                  -------------

Exhibit No:    Description of Exhibit:
-----------    -----------------------

3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3(ii) Monroe Bancorp By-laws as Amended July 23, 2009, are incorporated by reference to registrant's Form 8-K filed July 24, 2009.

4(i) Indenture dated as of July 17, 2009 is incorporated by reference to registrant's Form 8-K filed on July 23, 2009.

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