Form 10-Q
period 2009-09-30
MONROE BANCORP
filed 2009-11-06
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No  [X]

Outstanding Shares of Common Stock on November 5, 2009:  6,227,550

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                                                                                   Page No.
                                                                                                   -------
Part I. Financial Information:


    Item 1.    Financial Statements:

                  Consolidated Condensed Balance Sheets................................................3

                  Consolidated Condensed Statements of Income - Nine Months............................4

                  Consolidated Condensed Statements of Income - Three Months...........................5

                  Consolidated Condensed Statement of Shareholders' Equity.............................6

                  Consolidated Condensed Statements of Cash Flows......................................7

                  Notes to Consolidated Condensed Financial Statements.................................8

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................................16

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................26

    Item 4.    Controls and Procedures................................................................28

Part II.  Other Information:

    Item 1.    Legal Proceedings......................................................................28

    Item 1A.   Risk Factors...........................................................................28

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds............................33

    Item 3.    Defaults Upon Senior Securities........................................................33

    Item 4.    Submission of Matters to a Vote of Security Holders....................................33

    Item 5.    Other Information......................................................................33

    Item 6.    Exhibits...............................................................................33

Signatures............................................................................................36

Exhibit Index.........................................................................................37

Part I. Financial Information

Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                             September 30, December 31,
                                                                 2009         2008
                                                              (Unaudited)
                                                               ---------    ---------
Assets
       Cash and due from banks .............................   $  11,031    $  11,552
       Federal funds sold ..................................      44,089        8,663
       Interest-earning deposits ...........................      11,416        3,506
                                                               ---------    ---------
             Total cash and cash equivalents ...............      66,536       23,721

       Trading securities, at fair value ...................       3,312        2,981
       Investment securities:
            Available for sale .............................      99,936      113,495
            Held to maturity ...............................       5,053        5,054
                                                               ---------    ---------
                 Total investment securities ...............     104,989      118,549

       Loans ...............................................     604,942      629,702
       Allowance for loan losses ...........................     (13,181)     (11,172)
                                                               ---------    ---------
            Net loans ......................................     591,761      618,530
       Loans held for sale .................................       3,725        3,389
       Premises and equipment ..............................      20,127       20,750
       Federal Home Loan Bank of Indianapolis stock, at cost       2,353        2,312
       Other assets ........................................      31,078       29,567
                                                               ---------    ---------
                  Total assets .............................   $ 823,881    $ 819,799
                                                               =========    =========

Liabilities
       Deposits:
            Noninterest-bearing ............................   $  88,724    $  84,317
            Interest-bearing ...............................     566,083      580,862
                                                               ---------    ---------
                 Total deposits ............................     654,807      665,179

       Borrowings ..........................................     103,388       93,203
       Other liabilities ...................................       8,465        5,496
                                                               ---------    ---------
                  Total liabilities ........................   $ 766,660    $ 763,878

Commitments and Contingent Liabilities

Shareholders' Equity
       Common stock, no-par value
           Authorized, 18,000,000 shares
           Issued and outstanding - 6,227,550 shares .......   $     137    $     137
       Additional paid-in capital ..........................       4,397        4,419
       Retained earnings ...................................      52,287       50,628
       Accumulated other comprehensive income ..............         480          817
       Unearned ESOT shares ................................         (80)         (80)
                                                               ---------    ---------
                  Total shareholders' equity ...............      57,221       55,921
                                                               ---------    ---------
                  Total liabilities and shareholders' equity   $ 823,881    $ 819,799
                                                               =========    =========

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                         2009        2008
                                                                       --------    --------
Interest Income
      Loans, including fees ........................................   $ 25,539    $ 28,284
      Trading securities ...........................................         47          76
      Investment securities
           Taxable .................................................      1,558       2,683
           Tax exempt ..............................................        525         953
      Federal funds sold ...........................................         28         162
      Other interest income ........................................         33         162
                                                                       --------    --------
                 Total interest income .............................     27,730      32,320
                                                                       --------    --------

Interest Expense
      Deposits .....................................................      8,294      12,985
      Short-term borrowings ........................................         62         682
      Other borrowings .............................................      1,303       1,042
                                                                       --------    --------
                 Total interest expense ............................      9,659      14,709
                                                                       --------    --------
                 Net interest income ...............................     18,071      17,611
      Provision for loan losses ....................................      7,000       4,730
                                                                       --------    --------
                 Net interest income after provision for loan losses     11,071      12,881
                                                                       --------    --------

Noninterest Income
      Fiduciary activities .........................................      1,693       1,834
      Service charges on deposit accounts ..........................      2,603       2,849
      Commission income ............................................        626         674
      Gains on sales of available for sale securities ..............      1,656         775
      Gains (losses) on sales of trading securities ................       (201)         14
      Unrealized gains (losses) on trading securities ..............        467        (488)
      Net gains on loans sales .....................................      1,106         561
      Debit card interchange fees ..................................        872         822
      Bank owned life insurance (BOLI) .............................        477         389
      Net loss on foreclosed assets ................................       (874)        (67)
      Other operating income .......................................        436         574
                                                                       --------    --------
                 Total other income ................................      8,861       7,937
                                                                       --------    --------

Noninterest Expenses
      Salaries and employee benefits ...............................      8,884       9,452
      Net occupancy and equipment expense ..........................      2,757       2,547
      Advertising ..................................................        427         585
      Legal fees ...................................................        352         408
      Appreciation (depreciation) in directors' and executives'
           deferred compensation plans .............................        303        (390)
      Federal Deposit Insurance Corporation assessment .............      1,214         343
      Other operating expense ......................................      2,838       2,885
                                                                       --------    --------
                 Total other expenses ..............................     16,775      15,830
                                                                       --------    --------

                 Income before income tax ..........................      3,157       4,988
                 Income tax expense ................................        565         800
                                                                       --------    --------
                           Net income ..............................   $  2,592    $  4,188
                                                                       ========    ========

      Basic earnings per share .....................................   $  0.417    $  0.674
      Diluted earnings per share ...................................   $  0.417    $  0.673
      Dividends declared and paid per share ........................   $   0.15    $   0.39

      See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                        Three Months Ended
                                                                           September 30,
                                                                         2009        2008
                                                                       --------    --------
Interest Income
      Loans, including fees ........................................   $  8,535    $  9,232
      Trading securities ...........................................         11          21
      Investment securities
           Taxable .................................................        519         807
           Tax exempt ..............................................         89         282
      Federal funds sold ...........................................         11          52
      Other interest income ........................................         10          78
                                                                       --------    --------
                 Total interest income .............................      9,175      10,472
                                                                       --------    --------

Interest Expense
      Deposits .....................................................      2,430       3,949
      Short-term borrowings ........................................         21         168
      Other borrowings .............................................        640         375
                                                                       --------    --------
                 Total interest expense ............................      3,091       4,492
                                                                       --------    --------
                 Net interest income ...............................      6,084       5,980
      Provision for loan losses ....................................      2,200       2,800
                                                                       --------    --------
                 Net interest income after provision for loan losses      3,884       3,180
                                                                       --------    --------

Noninterest Income
      Fiduciary activities .........................................        637         592
      Service charges on deposit accounts ..........................        905         996
      Commission income ............................................        225         208
      Gains on sales of available for sale securities ..............        264         210
      Losses on sales of trading securities ........................       (201)       --
      Unrealized gains (losses) on trading securities ..............        377        (222)
      Net gains on loans sales .....................................        361         189
      Debit card interchange fees ..................................        297         281
      Bank owned life insurance (BOLI) .............................        163         140
      Net gain (loss) on foreclosed assets .........................       (761)          4
      Other operating income .......................................        146         151
                                                                       --------    --------
                 Total other income ................................      2,413       2,549
                                                                       --------    --------

Noninterest Expenses
      Salaries and employee benefits ...............................      2,849       3,031
      Net occupancy and equipment expense ..........................        899         844
      Advertising ..................................................        138         187
      Legal fees ...................................................        115         121
      Appreciation (depreciation) in directors' and executives'
           deferred compensation plans .............................        184        (203)
      Federal Deposit Insurance Corporation assessment .............        280         140
      Other operating expense ......................................        964         949
                                                                       --------    --------
                 Total other expenses ..............................      5,429       5,069
                                                                       --------    --------

                 Income before income tax ..........................        868         660
                 Income tax expense (credit) .......................        158         (75)
                                                                       --------    --------
                           Net income ..............................   $    710    $    735
                                                                       ========    ========

      Basic earnings per share .....................................   $  0.114    $  0.118
      Diluted earnings per share ...................................   $  0.114    $  0.118
      Dividends declared and paid per share ........................   $   0.01    $   0.13

      See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Nine Months Ended
                               September 30, 2009
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                               Unearned
                                         Common Stock                                           Accumulated    Employee
                                     -------------------  Additional                               Other         Stock
                                        Shares              Paid in   Comprehensive  Retained  Comprehensive   Ownership
                                     Outstanding  Amount    Capital       Income     Earnings  Income (Loss)  Trust Shares   Total
                                     -----------------------------------------------------------------------------------------------
Balances January 1, 2009............  6,227,550   $  137    $ 4,419                  $ 50,628      $  817       $  (80)    $ 55,921

Comprehensive Income:
  Net income for the period.........                                      $ 2,592       2,592                                 2,592
   Other comprehensive income -
    unrealized loss on securities,
    net of tax and reclassification
    adjustment......................                                         (337)                   (337)                     (337)
ESOT shares forfeited...............                            (11)                                                            (11)
Stock options forfeited, net of
     expense........................                            (11)                                                            (11)
Repurchase of stock, at cost........         --                  --                                                              --
Cash dividend ($0.15 per share)                                                          (933)                                 (933)
                                      ---------------------------------------------------------------------------------------------
Balances September 30, 2009.........  6,227,550   $  137    $ 4,397       $ 2,255    $ 52,287      $  480       $  (80)    $ 57,221
                                      =============================================================================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                 2009         2008
                                                                               ---------    ---------
Operating Activities
      Net income ...........................................................   $   2,592    $   4,188
      Adjustments to reconcile net income to net cash provided
              by operating activities:
          Provision for loan losses ........................................       7,000        4,730
          Depreciation and amortization ....................................         914          875
          Deferred income tax ..............................................        (634)      (1,592)
          Investment securities amortization, net ..........................         (12)         (22)
          Available for sale securities gains including redemptions ........      (1,656)        (775)
          Trading securities gains including redemptions ...................         201          (14)
          Net change in trading securities .................................        (532)         371
          (Gain) loss on disposal of premises and equipment ................           9           (6)
          Origination of loans held for sale ...............................     (76,549)     (35,107)
          Proceeds from sale of loans held for sale ........................      77,319       36,236
          Gain on sale of loans held for sale ..............................      (1,106)        (561)
          ESOT shares earned (forfeited) ...................................         (11)          21
          (Gain) loss on foreclosed assets .................................         828          (22)
          Stock-based compensation expense (forfeiture) ....................         (11)          45
          Net change in:
               Interest receivable and other assets ........................        (742)         892
               Interest payable and other liabilities ......................       3,481          792
                                                                               ---------    ---------
                         Net cash provided by operating activities .........      11,091       10,051
                                                                               ---------    ---------

Investing Activities
      Purchase of securities available for sale ............................    (274,210)     (49,533)
      Proceeds from paydowns and maturities of securities available for sale     223,546       19,332
      Proceeds from sales of securities available for sale .................      65,388       55,183
      Net change in loans ..................................................      16,967      (34,771)
      Purchase of premises and equipment ...................................        (812)      (1,599)
      Proceeds from sale of premises and equipment .........................        --              6
      Proceeds from sale of foreclosed assets ..............................         188        1,246
      Purchase of FHLB stock ...............................................         (41)        --
      Purchase of bank owned life insurance (BOLI) .........................        --         (2,100)
                                                                               ---------    ---------
                         Net cash provided (used) by investing activities ..      31,026      (12,236)
                                                                               ---------    ---------

Financing Activities
      Net change in:
          Noninterest-bearing, interest-bearing demand and savings deposits       40,985        7,639
          Certificates of deposit ..........................................     (51,357)      52,065
          Borrowings .......................................................       7,096      (22,380)
      Proceeds from Federal Home Loan Bank advances ........................      10,000       19,000
      Repayments of Federal Home Loan Bank advances ........................     (18,093)     (17,087)
      Proceeds from subordinated debentures ................................      13,000         --
      Cash dividends paid ..................................................        (933)      (2,424)
                                                                               ---------    ---------
                         Net cash provided used by financing activities ....         698       36,813
                                                                               ---------    ---------
Net Change in Cash and Cash Equivalents ....................................      42,815       34,628
Cash and Cash Equivalents, Beginning of Period .............................      23,721       25,640
                                                                               ---------    ---------
Cash and Cash Equivalents, End of Period ...................................   $  66,536    $  60,268
                                                                               =========    =========

Supplemental cash flow disclosures
      Interest paid ........................................................   $   9,845    $  14,689
      Income tax paid ......................................................         450        2,250

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2009
                                   (Unaudited)

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

The interim consolidated condensed financial statements at September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                                     Nine months ended
                                           ----------------------------------------
                                           September 30, 2009    September 30, 2008
                                           ------------------    ------------------
Net income (in thousands) ..................   $     2,592           $     4,188
                                               ===========           ===========
Weighted average shares outstanding ........     6,227,550             6,227,550
Average unearned ESOT shares ...............        (5,538)               (9,500)
                                               -----------           -----------
Shares used to compute basic earnings
     per share .............................     6,222,012             6,218,050
Effect of dilutive securities- stock options          --                   8,798
                                               -----------           -----------
Shares used to compute diluted earnings
     per share .............................     6,222,012             6,226,848
                                               ===========           ===========

Earnings per share, basic ..................   $     0.417           $     0.674
Earnings per share, diluted ................   $     0.417           $     0.673

Options to purchase 5,500 shares at $10.12 per share, 22,000 shares at $12.05 per share, 16,500 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22 per share were outstanding at September 30, 2009 and options to purchase 30,000 shares of common stock at $16 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22 per share were outstanding at September 30, 2008, but were not included in the computation of diluted earnings per share for the nine months ended September 30, 2009 and 2008, respectively because the options' exercise price was greater than the average market price of the common shares.

                                                      Three months ended
                                           ----------------------------------------
                                           September 30, 2009    September 30, 2008
                                           ------------------    ------------------
Net income (in thousands) ..................   $       710           $       735
                                               ===========           ===========
Weighted average shares outstanding              6,227,550             6,227,550
Average unearned ESOT shares                        (4,163)               (7,100)
                                               -----------           -----------
Shares used to compute basic earnings
     per share .............................     6,223,387             6,220,450
Effect of dilutive securities- stock options          --                     737
                                               -----------           -----------
Shares used to compute diluted earnings
     per share .............................     6,223,387             6,221,187
                                               ===========           ===========

Earnings per share, basic ..................   $     0.114           $     0.118
Earnings per share, diluted ................   $     0.114           $     0.118


Options to purchase 5,500 shares at $10.12 per share, 22,000 shares at $12.05 per share, 16,500 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22 per share were outstanding at September 30, 2009 and options to purchase 82,500 shares at $12.05 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22 per share were outstanding at September 30, 2008, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2009 and 2008, respectively because the options' exercise price was greater than the average market price of the common shares.

Note 3:  Investment Securities
------------------------------

                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized         Fair
                                                Cost        Gains       Losses        Value
                                           ------------------------------------------------
September 30, 2009
Available for Sale
         Federal Agencies .............     $ 59,194     $    209     $      2     $ 59,401
         Corporate Bonds ..............        2,549            3         --          2,552
         State and municipal ..........        5,931           54         --          5,985
         Mortgage-backed securities ...       28,523          464           19       28,968
         Marketable equity securities .        3,013           17         --          3,030
                                            --------     --------     --------     --------
            Total available for sale ..       99,210          747           21       99,936
                                            --------     --------     --------     --------

Held to Maturity
         Federal Agencies .............        1,003           71         --          1,074
         State and municipal ..........        4,050         --             54        3,996
         Mortgage-backed securities ...         --           --           --           --
                                            --------     --------     --------     --------
            Total held to maturity ....        5,053           71           54        5,070
                                            --------     --------     --------     --------

            Total investment securities     $104,263     $    818     $     75     $105,006
                                            ========     ========     ========     ========

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Available for Sale       Held to Maturity
                               ---------------------   ---------------------
                               Amortized        Fair   Amortized        Fair
                                    Cost       Value        Cost       Value
                               ---------------------   ---------------------
Within one year ............     $17,119     $17,158     $  --       $  --
One to five years ..........      50,303      50,518       1,003       1,074
Five to ten years ..........         252         262        --          --
Over ten years .............        --          --         4,050       3,996
                                 -------     -------     -------     -------
                                  67,674      67,938       5,053       5,070

Mortgage-backed securities .      28,523      28,968        --          --
Marketable equity securities       3,013       3,030        --          --
                                 -------     -------     -------     -------

   Totals ..................     $99,210     $99,936     $ 5,053     $ 5,070
                                 =======     =======     =======     =======

Securities with a carrying value of $75,704,000 were pledged at September 30, 2009 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale for the nine months ended September 30, 2009 were $65,388,000. Gross gains of $1,648,000 were realized on sales and $8,000 were realized on redeemed available for sales securities in the nine months ended September 30, 2009. Proceeds from sales of securities available for sale for the three months ended September 30, 2009 were $12,637,000. Gross gains of $263,000 were realized on sales and $1,000 were realized on redeemed available for sales securities in the three months ended September 30, 2009.

There were no sales of held to maturity securities during the nine months ended September 30, 2009.

Trading securities, which consist of mutual funds held in a rabbi trust associated with the directors' and executives' deferred compensation plans, are recorded at fair value. Unrealized holding gains on trading securities of $467,000 were included in earnings in the nine months ended September 30, 2009 and unrealized holding gains on trading securities of $377,000 were included in earnings in the three months ended September 30, 2009.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2009 was $22,206,000 which is approximately 21.2 percent of the Company's available for sale and held to maturity investment portfolio.


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

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

                                                                     September 30, 2009
                                        ------------------------------------------------------------------------------
                                          Less than 12 Months         12 Months or More               Total
                                        ------------------------------------------------------------------------------
                                                      Unrealized                 Unrealized                 Unrealized
Description of Securities               Fair Value        Losses   Fair Value        Losses   Fair Value        Losses
                                        ----------    ----------   ----------    ----------   ----------    ----------
U.S. government agencies ............      $12,640      $    (2)      $  --        $  --         $12,640      $    (2)
Corporate bonds .....................         --           --            --           --            --           --
Mortgage-backed securities ..........        5,570          (19)         --           --           5,570          (19)
State and political subdivisions ....        3,996          (54)         --           --           3,996          (54)
Marketable equity securities ........         --           --            --           --            --           --
                                           -------      -------       -------      -------       -------      -------
Total temporarily impaired securities      $22,206      $   (75)      $  --        $  --         $22,206      $   (75)
                                           =======      =======       =======      =======       =======      =======


Note 4:  Fair Value Measurements
--------------------------------

Effective January 1, 2008, the Company adopted FASB Accounting Standards Codification ("ASC") Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 has been applied prospectively as of the beginning of the period.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Trading and Available for Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, certain market information, and quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. At this time the Company has no securities classified as Level 3 securities.

Impaired Loans

Loans impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. During the first nine months of 2009 and the twelve months ended December 31, 2008, certain impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $9,027,000 and $9,821,000, as of September 30, 2009 and December 31, 2008, respectively. This valuation would be considered Level 3. Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers' financial results and other considerations including expected cash flows.

Other Real Estate Owned

At September 30, 2009, other real estate owned was reported at fair value less cost to sell of $3,118,000 measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall:

                                                                         Fair Value Measurements Using
                                                             -----------------------------------------------------
                                                                Quoted Prices in    Significant
                                                                 Active Markets        Other          Significant
                                                                 for Identical       Observable       Unobservable
                                                                     Assets            Inputs            Inputs
                                                 Fair Value        (Level 1)         (Level 2)         (Level 3)
                                                 -----------------------------------------------------------------
As of September 30, 2009
------------------------
Fair value measured on a recurring basis
  Trading securities .........................    $  3,312          $  3,312          $   --            $   --
  Available for sale securities
    Federal agencies .........................      59,401            19,141            40,260              --
    Corporate bonds ..........................       2,552              --               2,552              --
    State and municipal ......................       5,985              --               5,985              --
    Mortgage-backed securities ...............      28,968              --              28,968              --
    Marketable equity securities .............       3,030             3,030              --                --
                                                  --------          --------          --------          --------
        Total ................................    $ 99,936          $ 22,171          $ 77,765          $   --
                                                  ========          ========          ========          ========

Fair value measured on a non-recurring basis
  Impaired loans, net of specific allowance ..       9,027              --                --               9,027
  Other real estate owned ....................       3,118              --                --               3,118

As of December 31, 2008
-----------------------
Fair value measured on a recurring basis
  Trading securities .........................    $  2,981          $  2,981          $   --            $   --
  Available for sale securities ..............     113,495            15,966            97,529              --
Fair value measured on a non-recurring basis
  Impaired loans, net of specific allowance ..       9,821              --                --               9,821

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

Borrowings - The fair value of Federal Home Loan Bank advances are estimated using a discounted cash flow calculation, based on current rates for similar debt. Other borrowings consist of federal funds purchased, securities sold under repurchase agreements, a trust preferred subordinated debenture and loans sold under repurchase agreement. The rates at September 30, 2009, approximate market rates, thus the fair value approximates carrying value.

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

The estimated fair values of the Company's financial instruments are as follows:

                                               September 30, 2009
                                              --------------------
                                              Carrying        Fair
                                                Amount       Value
                                              --------------------
Assets
  Cash and cash equivalents ..............    $ 66,536    $ 66,536
  Trading account securities .............       3,312       3,312
  Investment securities available for sale      99,936      99,936
  Investment securities held to maturity .       5,053       5,070
  Loans including loans held for sale, net     595,486     603,836
  Interest receivable ....................       2,527       2,527
  Stock in FHLB ..........................       2,353       2,353

Liabilities
  Deposits ...............................     654,807     639,151
  Borrowings .............................     103,388      97,307
  Interest payable .......................       1,465       1,465

Off-Balance Sheet Commitments ............        --          --

Note 5:  Accumulated Other Comprehensive Income (Loss)
------------------------------------------------------

                                                                           September 30, 2009
                                                                 -------------------------------------
                                                                 Nine months ended  Three months ended
                                                                 -----------------  ------------------
Net unrealized gain on securities available-for-sale ..........        $ 1,151         $   492
Less:  reclassification adjustment for gains included in income          1,656             264
                                                                       -------         -------
    Other comprehensive income (loss), before tax effect ......           (505)            228
Tax benefit (expense) .........................................            168             (80)
                                                                       -------         -------
    Other comprehensive income (loss) .........................        $  (337)        $   148
                                                                       =======         =======

Note 6:  Borrowings
-------------------
On July 17, 2009, $13 million of Tier 2 capital was raised through the issuance of Subordinated Debentures. The Subordinated Debentures were issued as the result of a public offering. The Subordinated Debentures carry an interest rate of 10 percent and will mature on June 30, 2019. The Company has the right to call the Subordinated Debentures at any time after three years. The Subordinated Debentures were issued pursuant to the prospectus filed as part of the Company's registration statement under the Securities Act of 1933. On July 23, 2009, the Company's Board of Directors voted to provide $10 million of the net proceeds of the offering to the Bank as additional capital with the remaining proceeds to be used by the Company for general corporate purposes.

Note 7:  Reclassifications
--------------------------
Reclassifications of certain amounts in the 2008 consolidated condensed financial statements have been made to conform to the 2009 presentation.

Note 8:  Contingencies
----------------------
The Company and Bank are from time to time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 9:  New Accounting Pronouncements
--------------------------------------
In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This new guidance requires a reporting entity to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management has determined the adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

In April 2009, the FASB issued new accounting guidance for recognition and presentation of other-than-temporary impairments. This new guidance amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. An entity shall disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. In addition, for interim and annual periods, an entity shall disclose information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management has determined the adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

In April 2009, the FASB issued new accounting guidance requiring interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods. This guidance shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management has determined the adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new accounting guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. Management has determined the adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets. The Board's objective in issuing this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. Management has determined the adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: 1) the elimination of the exemption for qualifying special purpose entities, 2) a new approach for determining who should consolidate a variable interest entity, and 3) changes to when it is necessary to reassess who should consolidate a variable interest entity. This new guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management has determined the adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

In June 2009, the Financial Accounting Standards Board, (FASB) issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission, (the SEC) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, "Generally Accepted Accounting Principles," had no impact on retained earnings and will have no impact on the Company's financial position or results of operations.

Note 10:  Subsequent Events
---------------------------
None. Subsequent events have been evaluated through November 6, 2009, which is the date the financial statements were issued.

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

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from eighteen locations in Monroe, Jackson, Lawrence, Hendricks and Hamilton counties in Indiana. Approximately 78 percent of the Bank's deposits are in Monroe County and is concentrated in and around the city of Bloomington.

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

Results of Operations
---------------------

Overview
--------
Net income for the third quarter of 2009 was $710,000, a 3.4 percent decrease from net income of $735,000 for the same quarter last year. Basic and diluted earnings per share for the third quarter of 2009 were $0.114, down 3.4 percent from $0.118 per basic and diluted share for the third quarter of 2008. Annualized return on average equity "ROAE" for the third quarter of 2009 decreased to 4.95 percent compared to 5.20 percent for the third quarter of 2008. The annualized return on average assets "ROAA" was 0.34 percent for the third quarter of 2009 compared to 0.37 percent for the same period of 2008.

Net income for the first nine months of 2009 was $2,592,000, a 38.1 percent decrease from net income of $4,188,000 for the same period last year. Basic earnings per share for the first nine months of 2009 were $0.417, down 38.1 percent from $0.674 per share for the same period of 2008. Diluted earnings per share for the first nine months of 2009 were $0.417, down 38.0 percent from $0.673 per share for the same period of 2008. Annualized ROAE for the nine months ended September 30, 2009 decreased to 6.14 percent compared to 10.01 percent for the first nine months of 2008. The annualized ROAA was 0.42 percent for the nine months ended September 30, 2009 compared to 0.71 percent for the first nine months of 2008.

The decline in net income for the third quarter was primarily due to net losses on foreclosed assets (other real estate owned and repossessions) and increased subordinated debt interest expense partially offset by a decrease in the provision for loan losses expense. Net losses on foreclosed assets totaled $761,000 in the third quarter of 2009 compared to a net gain of $4,000 in the same period of 2008. An additional $287,000 of subordinated debt interest expense was incurred in the third quarter of 2009 as a result of the Company's July 17, 2009 issuance of $13,000,000 of subordinated debt. The provision for loan losses totaled $2,200,000 for the third quarter of 2009 compared to $2,800,000 for the same period of 2008. Net interest income for the third quarter of 2009, after the provision for loan losses, increased $704,000, or
22.1 percent from the third quarter of 2008. Net interest income for the nine months ended September 30, 2009, after the provision for loan losses, decreased by $1,810,000 or 14.1 percent compared to the same period in 2008.

The following items affected third quarter and year-to-date results:

     o General Economic Conditions in the Real Estate Markets - Among the primary areas of management focus during 2008 and 2009 were managing the deterioration of asset quality resulting from slowing economic activity and stresses affecting residential housing markets. Nonperforming assets and 90-day past due loans totaled $21,622,000 (2.62 percent of total assets) at September 30, 2009 compared to $22,959,000 (2.79 percent of total assets) at June 30, 2009 and $14,565,000 (1.78 percent of total assets) at September 30, 2008. The provision for loan losses for the nine months ended September 30, 2009 totaled $7,000,000, a $2,270,000 increase over the $4,730,000 provision made during the same period of 2008 due to management's assessment of probable incurred losses in the Bank's loan portfolio.
     o Gains on Sales of Available for Sale Securities - Gains of $1,656,000 were realized from sales of available for sale securities during the first nine months of 2009 compared to $775,000 in the same period of 2008.
     o Compensation Expenses - Total compensation expenses (salaries, incentive compensation and benefits) decreased by $568,000 or 6.0 percent to $8,884,000 for the first nine months of 2009 compared to $9,452,000 for the first nine months of 2008 due primarily to a reduction in staff levels and the reduction and elimination of certain incentive plans.
     o Gains on Loan Sales - Gains on the sale of loans totaled $1,106,000 for the first nine months of 2009, a 97.1 percent increase over the $561,000 in the first nine months of 2008 due to strong residential mortgage loan refinancing activity.
     o FDIC Assessment Expense - The Company experienced an $871,000 or 253.9 percent increase in deposit insurance expense in the first nine months of 2009 compared to the same period in 2008 related to the insurance assessment methodology set forth in the Federal Deposit Insurance Reform Act of 2005 ("FDIC Act"). The FDIC Act allocated credits to the Bank that could be applied toward quarterly FDIC assessments. The Bank's credits were depleted in the first quarter of 2008 which contributed to the increased 2009 expense. In addition, a special FDIC assessment of $378,000 was incurred in the second quarter of 2009 which substantially increased expense in 2009 compared to 2008.

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

On May 22, 2009, the Board of Directors of the FDIC voted to levy a special assessment on insured institutions as part of the agency's efforts to rebuild the DIF and help maintain public confidence in the banking system. The final rule established a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment was due on September 30, 2009 and was collected by the FDIC via electronic Automated Clearing House payment on October 1, 2009. It is possible that an additional special assessment will be necessary in the fourth quarter of 2009, although the amount of such a special assessment is uncertain.

On September 29, 2009, the FDIC Board of Directors adopted a Notice of Proposed Rulemaking "NPR" that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. Public comments on the NPR were due 30 days after publication in the Federal Register.

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

                                                                          Average Balance Sheets and Interest Rates
                                                           ------------------------------------ ------------------------------------
                                                           Nine Months Ended September 30, 2009 Nine Months Ended September 30, 2008
                                                           ------------------------------------ ------------------------------------
                                                             Average              Average Rate   Average              Average Rate
                            ASSETS                           Balance    Interest  (annualized)   Balance    Interest  (annualized)
                                                             -------    --------  ------------   -------    --------  ------------
Interest earning assets
     Securities
          Taxable ........................................  $  81,724  $   1,577      2.58%     $  76,414  $   2,668      4.66%
          Tax-exempt (1) .................................     24,004        795      4.43%        37,192      1,444      5.19%
                                                            ---------  ---------                ---------  ---------
              Total securities ...........................    105,728      2,372      3.00%       113,606      4,112      4.83%

     Loans (2) ...........................................    625,883     25,544      5.46%       594,304     28,312      6.36%
     FHLB Stock ..........................................      2,339         27      1.54%         2,312         92      5.32%
     Federal funds sold ..................................     25,709         28      0.15%         7,851        162      2.75%
     Interest-earning deposits ...........................      6,495         33      0.68%        11,352        192      2.25%
                                                            ---------  ---------                ---------  ---------
              Total interest earning assets ..............    766,154     28,004      4.89%       729,425     32,870      6.02%
                                                            ---------  ---------                ---------  ---------
Noninterest earning assets
     Allowance for loan losses ...........................    (12,798)                             (7,461)
     Premises and equipment & other assets ...............     55,714                              47,563
     Cash and due from banks .............................     14,008                              13,631
                                                            ---------                           ---------
              Total assets ..............................   $ 823,078                           $ 783,158
                                                            =========                           =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits .....................  $ 584,635      8,294      1.90%     $ 564,251     12,985      3.07%
     Borrowed funds ......................................     89,203      1,365      2.05%        74,286      1,724      3.10%
                                                            ---------  ---------                ---------  ---------
              Total interest-bearing liabilities ........     673,838      9,659      1.92%       638,537     14,709      3.08%
                                                            ---------  ---------                ---------  ---------

Noninterest-bearing liabilities
     Noninterest-bearing demand deposits .................     82,560                              78,730
     Other liabilities ...................................     10,211                               9,988
     Shareholders' equity ................................     56,469                              55,903
                                                            ---------                           ---------
              Total liabilities and shareholders' equity .  $ 823,078                           $ 783,158
                                                            =========                           =========

Interest margin recap
Net interest income and interest rate spread
     Net interest margin ..................................                           3.15%                               3.23%
     Tax-equivalent net interest income spread ............               18,345      2.97%                   18,161      2.94%
     Tax-equivalent net interest margin as a percent of
            total average earning assets ..................                           3.20%                               3.33%
Tax-equivalent adjustment (1) .............................                  274                                 550
                                                                       ---------                           ---------

      Net interest income .................................            $  18,071                           $  17,611
                                                                       =========                           =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                        Average Balance Sheets and Interest Rates
                                                         ------------------------------------- -------------------------------------
                                                         Three Months Ended September 30, 2009 Three Months Ended September 30, 2008
                                                         ------------------------------------- -------------------------------------
                                                            Average              Average Rate   Average              Average Rate
                           ASSETS                           Balance    Interest  (annualized)   Balance    Interest  (annualized)
                                                            -------    --------  ------------   -------    --------  ------------


Interest earning assets
     Securities
          Taxable ......................................... $  87,679  $     511      2.31%     $  70,286  $     799      4.52%
          Tax-exempt (1) ..................................    13,912        135      3.85%        33,299        427      5.10%
                                                            ---------  ---------                ---------  ---------
              Total securities ............................   101,591        646      2.52%       103,585      1,226      4.71%

     Loans (2) ............................................   616,125      8,537      5.50%       609,184      9,252      6.04%
     FHLB Stock ...........................................     2,353         19      3.20%         2,312         30      5.19%
     Federal funds sold ...................................    33,927         11      0.13%         9,161         52      2.25%
     Interest-earning deposits ............................     6,953         10      0.57%        14,685         78      2.11%
                                                            ---------  ---------                ---------  ---------
              Total interest earning assets ...............   760,949      9,223      4.81%       738,927     10,638      5.73%
                                                            ---------  ---------                ---------  ---------

Noninterest earning assets
     Allowance for loan losses ............................   (13,769)                             (8,116)
     Premises and equipment & other assets ................    55,994                              47,458
     Cash and due from banks ..............................    13,182                              14,058
                                                            ---------                           ---------
              Total assets ................................ $ 816,356                           $ 792,327
                                                            =========                           =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ...................... $ 565,264      2,430      1.71%     $ 570,606      3,949      2.75%
     Borrowed funds .......................................    98,339        661      2.67%        75,238        543      2.87%
                                                            ---------  ---------                ---------  ---------
              Total interest-bearing liabilities ..........   663,603      3,091      1.85%       645,844      4,492      2.77%
                                                            ---------  ---------                ---------  ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................    85,037                              81,425
     Other liabilities ....................................    10,797                               8,816
     Shareholders' equity .................................    56,919                              56,242
                                                            ---------                           ---------
              Total liabilities and shareholders' equity .. $ 816,356                           $ 792,327
                                                            =========                           =========


Interest margin recap
Net interest income and interest rate spread
     Net interest margin ..................................                           3.17%                               3.22%
     Tax-equivalent net interest income spread ............            $   6,132      2.96%                $   6,146      2.96%
     Tax-equivalent net interest margin as a percent of
          total average earning assets ....................                           3.20%                               3.31%
Tax-equivalent adjustment (1) .............................                   48                                 166
                                                                       ---------                           ---------

              Net interest income .........................            $   6,084                           $   5,980
                                                                       =========                           =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earnings assets was 3.15 percent for the first nine months of 2009, down from 3.23 percent for the same period in 2008 and was 3.17 percent for the third quarter of 2009, down from 3.22 percent for the same period in 2008. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, the tax-equivalent net interest margin as a percent of average earning assets was 3.20 percent for the first nine months of 2009, down from 3.33 percent for the same period last year and was 3.20 percent for the quarter ended September 30, 2009, down from 3.31 percent for the same quarter last year. The thirteen basis point drop in the tax-equivalent net interest margin during the first nine months of 2009 compared to the same period in 2008 and the eleven basis point drop in the third quarter of 2009 compared to 2008 were primarily the result of higher balances of nonperforming assets and fixed assets, and the issuance of $13,000,000 of subordinated debt during the first nine months of 2009 and significantly higher loan fees during the first nine months of 2008.

Net interest income was $18,071,000 for the nine months ended September 30, 2009 compared to $17,611,000 for the same period in 2008, an increase of 2.6 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $18,345,000 for the nine months ended September 30, 2009 compared to $18,161,000 for the same period in 2008, an increase of 1.0 percent.

Net interest income was $6,084,000 for the three months ended September 30, 2009 compared to $5,980,000 for the same period in 2008, an increase of 1.7 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $6,132,000 for the three months ended September 30, 2009 compared to $6,146,000 in the same period in 2008, a decrease of 0.2 percent.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first nine months of 2009 was $8,861,000 compared to $7,937,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income for the nine months ended September 30, 2009 was $8,595,000 compared to $8,393,000 for the same period of 2008, an increase of $202,000 or 2.4 percent. The effect of the Company's deferred compensation plan for the first nine months of 2009 was a $266,000 increase in noninterest income compared to a $456,000 decrease in the same period of 2008.

Significant changes in noninterest income occurred primarily in the following areas:
     o Gains of $1,656,000 were realized from sales of available for sale securities during the first nine months of 2009 compared to $775,000 in the same period of 2008.
     o Gains on the sale of loans totaled $1,106,000 for the first nine months of 2009, a 97.1 percent increase over the $561,000 in the first nine months of 2008 due to strong residential mortgage loan refinancing activity.

Total noninterest income for the third quarter of 2009 was $2,413,000, a $136,000 or 5.3 percent decrease from $2,549,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income totaled $2,237,000 for the third quarter of 2008 compared to $2,771,000 for the same period of 2008, a decrease of $534,000 or 19.3 percent.

Significant changes in noninterest income occurred primarily in the following areas:
     o Net losses on foreclosed assets totaled $761,000 in the third quarter of 2009 compared to a net gain of $4,000 in the same period of 2008. This decrease to income resulted primarily from declines in market values in the residential housing market and declining general economic conditions during the Company's holding period for these assets.
     o Gains on the sale of loans totaled $361,000 for the three months ended September 30, 2009, a 91.0 percent increase over the $189,000 for the same period of 2008 due to strong residential mortgage loan refinancing activity.

For the nine months ended September 30, 2009, total noninterest expense was $16,775,000 compared to $15,830,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the first nine months of 2009 was $16,462,000, a $252,000 or 1.6 percent increase from $16,210,000 for the same period in 2008. The effect of the Company's deferred compensation plan for the first nine months of 2009 was a $313,000 increase in noninterest expense compared to a $380,000 decrease in the same period of 2008.

Significant changes in noninterest expense occurred in the following areas:
     o The Company experienced an $871,000 or 253.9 percent increase in FDIC insurance assessment expense in the first nine months of 2009 compared to the same period in 2008.
     o Total compensation expenses (salaries, incentive compensation and benefits) decreased by $568,000 or 6.0 percent to $8,884,000 in the first nine months of 2009 compared to $9,452,000 in the first nine months of 2008.

For the quarter ended September 30, 2009, total noninterest expense was $5,429,000 compared to $5,069,000 for the same period in 2008. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the third quarter of 2009 was $5,242,000, compared to $5,269,000 for the same period of 2008. The $27,000 or 0.5 percent decrease is largely the result of a $140,000 or
100.0 percent increase in deposit insurance expense relating to the Federal Deposit Insurance Reform Act of 2005.

Income Taxes
------------
The Company records a provision for income taxes currently payable, along with a provision for those taxes payable in the future. Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting. The major difference between the effective tax rate applied to the Company's financial statement income and the federal and state statutory rate of approximately 40 percent is interest on tax-exempt securities, tax credits received and the effect of the Company's Delaware based investment holding company and a real estate investment trust "REIT".

The Company's effective tax rate was 17.9 percent for the nine months ended September 30, 2009 compared to 16.0 percent for the same period in 2008.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at September 30, 2009 were $823,881,000 an increase of 0.5 percent or $4,082,000 compared to $819,799,000 at December 31, 2008.
Loans (including loans held for sale) totaled $608,667,000 at September 30, 2009 compared to $633,091,000 at December 31, 2008, a decrease of 3.9 percent. Deposits decreased to $654,807,000 at September 30, 2009 compared to $665,179,000 at December 31, 2008, a decrease of $10,372,000 or 1.6 percent.
Borrowings increased to $103,388,000 at September 30, 2009 compared to $93,203,000 at December 31, 2008, a 10.9 percent increase.

Capital
-------
Shareholders' equity increased by $1,300,000 at September 30, 2009 compared to December 31, 2008. This increase was a result of year-to-date net income of $2,592,000 offset by options forfeited net of expense of $11,000, ESOP shares forfeited of $11,000, unrealized loss on securities in the Company's available for sale securities portfolio totaling $337,000 (net of tax) and dividends paid of $933,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2009 and December 31, 2008, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. There are no conditions or events since September 30, 2009 that management believes have changed the Company's or Bank's classification.

On July 17, 2009, $13 million of Tier 2 capital was raised by the Company through the issuance of Subordinated Debentures. On July 23, 2009, the Company's Board of Directors voted to provide $10 million of the net proceeds of the offering to the Bank as additional capital with the remaining proceeds to be used for general corporate purposes at the holding company level.

As of September 30, 2009 and December 31, 2008, the actual and required capital amounts and ratios were as follows:

                                                                     Required for          To Be Well
                                                     Actual       Adequate Capital (1)   Capitalized (1)
                                                 ------------------------------------------------------
                                                 Amount   Ratio      Amount   Ratio      Amount   Ratio
                                                 ------------------------------------------------------
As of September 30, 2009
------------------------
Total capital (1) (to risk-weighted assets)
  Consolidated .............................    $85,670   14.07 %   $48,719    8.00 %       N/A     N/A
  Bank .....................................     81,688   13.50      48,418    8.00     $60,522   10.00 %
Tier I capital (1) (to risk-weighted assets)
  Consolidated .............................     64,989   10.67      24,360    4.00         N/A     N/A
  Bank .....................................     74,053   12.24      24,209    4.00      36,313    6.00
Tier I capital (1) (to average assets)
  Consolidated .............................     64,989    7.96      32,654    4.00         N/A     N/A
  Bank .....................................     74,053    9.11      32,504    4.00      40,630    5.00

As of December 31, 2008
Total capital (1) (to risk-weighted assets)
  Consolidated .............................    $71,214   11.34 %   $50,224    8.00 %       N/A     N/A
  Bank .....................................     70,498   11.28      49,999    8.00     $62,499   10.00 %
Tier I capital (1) (to risk-weighted assets)
  Consolidated .............................     63,326   10.09      25,112    4.00         N/A     N/A
  Bank .....................................     62,644   10.02      25,000    4.00      37,499    6.00
Tier I capital (1) (to average assets)
  Consolidated .............................     63,326    7.74      32,734    4.00         N/A     N/A
  Bank .....................................     62,644    7.69      32,600    4.00      40,750    5.00

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

                                                        9/30/2009      6/30/2009      03/31/2009     12/31/2008     9/30/2008
                                                       ----------------------------------------------------------------------
Total Loans $ .....................................    608,667,000    624,018,000    630,842,000    633,091,000    616,226,000
Total Watch List Loans ............................     79,571,000     76,720,000     79,073,000     59,172,000     34,531,000
Number of Watch List Customers ....................             73             69             67             52             43
Total Watch List $> 30 Days Past Due ..............     21,823,000     17,368,000     22,370,000     14,751,000     15,821,000
Total Watch List $ Customers Secured by Real Estate     73,704,000     70,697,000     72,005,000     55,507,000     31,886,000
Total Watch List $ Secured by Non R/E .............      4,196,000      5,855,000      6,878,000      3,268,000      2,446,000
Total Watch List $ Unsecured ......................      1,671,000        168,000        190,000        397,000        199,000

Total Non Performing Loans $ ......................     16,993,000     18,576,000     13,696,000     14,329,000     14,000,000

As of September 30, 2009, 72.6 percent of the watch list exposure was less than thirty days past due, compared to 77.4 percent as of June 30, 2009 and 54.2 percent as of September 30, 2008. As of September 30, 2009, loans totaling $73,704,000 or 92.6 percent of the total watch list loans were secured by real estate with $52,431,000 or 71.1 percent less than thirty days past due and $14,858,000 (20.2 percent) on non-accrual.

Although the amount of loans internally classified has increased over the past twelve months, Management believes that the real estate collateral behind many of the loans will reduce potential losses. The allowance for loan losses was $13,181,000 or 2.18 percent of portfolio loans (excluding loans held for sale) at September 30, 2009 compared to $11,172,000, or 1.77 percent, of portfolio loans at December 31, 2008. A portion of classified loans are non-accrual loans. The Bank had nonperforming assets (non-accrual loans, restructured loans, other real estate owned and 90-days past due loans still accruing) totaling $21,622,000 or 2.62 percent of total assets at September 30, 2009 compared to $18,780,000 or 2.29 percent of total assets at December 31, 2008.

During the third quarter of 2009, the Bank had net loan charge-offs totaling $1,979,000 compared to $1,151,000 in the third quarter of 2008. Past due loans (30 days or more) were 3.73 percent of total loans at September 30, 2009 compared to 2.94 percent of total loans at September 30, 2008.

Liquidity
Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments, increased deposits and total institutional borrowing capacity.

Cash Requirements
Management believes that the Company has adequate liquidity and adequate sources for obtaining additional liquidity if needed. Members of the Company's internal Asset/Liability Committee "ALCO" regularly discuss projected loan demand and appropriate funding sources to manage the Company's gap position and minimize interest rate risk.

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis "FHLB", to obtain brokered certificates of deposit "CDs" and to borrow on a line of credit. FHLB advances were $17,430,000 at September 30, 2009 compared to $25,523,000 at December 31, 2008. At September 30, 2009, the Company had excess borrowing capacity at the FHLB of $51,262,000 as limited by the FHLB collateral limit. In terms of managing the Company's liquidity, management's primary focus is on increasing deposits to fund future growth.

Over the past year, the Company has also utilized alternative funding sources. In July 2005, the Company began using brokered CDs as an alternate source of funding. As of September 30, 2009, the Company had $46,201,000 of brokered CDs on its balance sheet, compared to $66,101,000 at December 31, 2008 and $23,101,000 at September 30, 2008.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders, to repurchase stock and to pay interest on subordinated debt. During the past twelve months, the main sources of funding for the holding company have been dividends from the Bank and proceeds from the Company's July 17, 2009 Subordinated Debt issuance. During the first three quarters of 2009, the Bank paid dividends totaling $1,684,000 to the holding company. As of October 1, 2009, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $5,714,000, versus $4,317,000 at January 1, 2009. As discussed in Note 12 to the Consolidated Financial Statements (page 46 of the 2008 Annual Report to Shareholders) and
Item 1 of the December 31, 2008 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 7 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the nine months ended September 30, 2009, $11,091,000 of cash was provided by operating activities, compared to $10,051,000 provided during the same period in 2008. The increase in the cash provided in this area was primarily a result of the increase in interest payable and other liabilities during the 2009 period as compared to the 2008 period. Interest payable and other liabilities increased $3,481,000 during the nine month period ended September 30, 2009 as compared to an increase of $792,000 during the 2008 period. During the first nine months of 2009, $31,026,000 was provided by investing activities, compared to $12,236,000 used in the same period of 2008. The increase in the cash provided in this category occurred primarily due to a $51,738,000 increase in the cash provided by the net change in loans. During the first nine months of 2009, $698,000 of cash was provided by financing activities compared to $36,813,000 of cash provided during the same period in 2008. The decrease in cash provided by financing activities was primarily the result of a $70,076,000 decrease in the net change in noninterest-bearing, interest-bearing demand and savings deposits, and certificates of deposit offset by a $29,476,000 increase in cash provided by the net change in borrowings.

Overall, net cash and cash equivalents increased $42,815,000 during the nine months ended September 30, 2009 compared to an increase of $34,628,000 in the same period of 2008.

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

The Company's interest sensitivity position at September 30, 2009 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a low exposure to interest rate risk. The Company's performance in this regard can be seen under the Company's 200 basis point upward rate shock analysis, net interest income is shown to decrease by approximately 3.31 percent, well below the Board established guidelines, and lower than the levels forecasted using the Company's December 31, 2008 balance sheet.

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

The following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's September 30, 2009 balance sheet under various rate shocks:

Projected Change in Net Interest Income - September 30, 2009

                               Projected Net Interest             $ Change
                                   Income Over the             in Net Interest          % Change
Change in Interest Rate          Next Twelve Months                Income            in Net Interest
    (basis points)                (in thousands)               (in thousands)            Income
----------------------------------------------------------------------------------------------------
        +200                         $ 23,009                      $ (787)               (3.31) %
        +100                           23,250                        (546)               (2.30)
           0                           23,796                           0                    0
        -100                           24,093                         297                 1.25
        -200                           23,415                        (381)                1.60

For comparative purposes, the following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2008 balance sheet under various rate shocks.

Projected Change in Net Interest Income - December 31, 2008

                               Projected Net Interest              $ Change
                                   Income Over the             in Net Interest           % Change
Change in Interest Rate          Next Twelve Months                 Income           in Net Interest
    (basis points)                (in thousands)               (in thousands)            Income
----------------------------------------------------------------------------------------------------
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

The Company's liability sensitivity at September 30, 2009 has changed modestly from its position at December 31, 2008. Management's efforts to incrementally lengthen liabilities and shorten assets even as customers in general continue to seek the opposite (shorter deposit terms and longer fixed rate loan terms) have kept the results from the rate shocks of the two periods relatively similar.

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

The September 30, 2009 table indicates that the Bank's projected net interest income for the next twelve months would decline by 3.31 percent in the event of a sudden and sustained 200 basis point increase in interest rates. This result is largely driven by the Company having more liabilities, primarily deposits, that would reprice over the twelve-month horizon than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock. However, the volume difference between assets and liabilities that reprice over the twelve month period has significantly reduced since December 31, 2008 partially due to the Company's desire to increase liquidity. This can best be seen in the Company's Fed Funds sold position which was $44,089,000 at September 30, 2009 compared to $8,663,000 at December 31, 2008.

The decline in net interest income forecasted for the two periods presented is largely related to the addition of $13,000,000 of subordinated debt, the impact of increasing liquidity (very short assets) and the reduction in loan balances.

The results from the Company's rate shock analyses continue to indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched. The estimated changes in net interest income calculated as of September 30, 2009 are within the approved guidelines established by the Board of Directors.

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

Item 4.   Controls and Procedures.
-------   ------------------------

Monroe Bancorp's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2009 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

          As of September 30, 2009, real estate loans comprised $498,890,000, or approximately 82.5% of our total loan portfolio (excluding loans held for sale) and approximately 60.6% of our total assets. Of that amount, $391,362,000 consisted of commercial and residential real estate loans and $76,620,000 consisted of construction real estate loans. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of our control or that of the borrower could negatively impact the future cash flow and market values of the affected properties.

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

          Weakening economic conditions in the residential and commercial real estate sectors have adversely affected, and may continue to adversely affect, our loan portfolio. The ratio of nonperforming assets and 90 day past due loans to total assets increased to 2.62% as of September 30, 2009, from 1.78% as of September 30, 2008. It is likely that this ratio will increase over the next several quarters as a result of the general economic environment as well as the progression of certain delinquent loans to loans that are 90 days or more past due. If loans that currently are non-performing further deteriorate or loans that are currently performing become nonperforming, we may need to increase our allowance for loan losses or charge-off those loans. Any increase or charge-off would have an adverse impact on our financial condition and results of operations.

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

          On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates increased to 12 to 16 basis points per $100 of deposits. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a 5 basis point special emergency assessment on June 30, 2009, payable September 30, 2009. The amount of the assessment will be $0.05 for each $100 of assets, less Tier 1 capital, as of June 30, 2009, but the amount of the assessment is capped at 10 basis points of domestic deposits. The final rule also allows the FDIC to impose additional special emergency assessments on or after September 30, 2009, of up to 5 basis points per quarter, if necessary to maintain public confidence in FDIC insurance. The FDIC has indicated that a second assessment is possible. These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations.

          On September 29, 2009, the FDIC Board of Directors adopted a NPR that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. Public comments on the NPR were due 30 days after publication in the Federal Register. Presently, we anticipate our FDIC insurance related costs (assuming the 5 basis point special emergency assessment on June 30, 2009, paid September 30, 2009, is the only special assessment in
          2009) to increase to $1.5 million in 2009 from $481,000 in 2008 and $69,000 in 2007, and we are unable to predict the impact in future periods in the event the economic crisis continues.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
-------   ------------------------------------------------------------
          (a)-(b)  Not applicable.

          Stock Repurchased During the Third Quarter of 2009
          --------------------------------------------------
          (c) No stock was repurchased by the Company during the fiscal quarter ended September 30, 2009. The Company's stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of September 30, 2009, the Board of Directors has not determined when stock repurchases will recommence.

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

      Date: November 6, 2009          By: /s/ Mark D. Bradford
            ----------------              ----------------------------------
                                          Mark D. Bradford, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

      Date: November 6, 2009          By: /s/ Gordon M. Dyott
            ----------------              ----------------------------------
                                          Gordon M. Dyott, Exec. Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                  Exhibit Index
                                  -------------


Exhibit No:    Description of Exhibit:
-----------    -----------------------

3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3(ii) Monroe Bancorp By-laws as Amended July 23, 2009, are incorporated by reference to registrant's Form 8-K filed July 24, 2009.

4(i) Indenture dated as of July 17, 2009 is incorporated by reference to registrant's Form 8-K filed on July 23, 2009

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