Form 10-K
period 2009-12-31
MONROE BANCORP
filed 2010-03-15
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009     Commission file number 000-31951

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
                                 --------------

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, No Par Value           NASDAQ Global Market
---------------------------          ------------------------------------------
(Title of Class)                     (Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:

NONE
------------------------------------
(Title of Class)

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [X]                        Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No  [X]

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $39,811,000 on June 30, 2009, computed by reference to the closing price as reported by the NASDAQ Global Market system.

As of March 12, 2010, there were 6,227,656 outstanding common shares of common stock, without par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                            Part of Form 10-K
              Documents                                  Into Which Incorporated
              ---------                                  -----------------------

Portions of the 2009 Annual Report to Shareholders                  Part II

Portions of the Definitive Proxy Statement for the Annual Meeting
       of Shareholders to be held April 29, 2010                    Part III

FORM 10-K TABLE OF CONTENTS                                                        Form 10-K
                                                                                   Page Number

Part I
         Item 1  -   Business............................................................4

         Item 1A -   Risk Factors.......................................................31

         Item 1B -   Unresolved Staff Comments..........................................36

         Item 2  -   Properties.........................................................36

         Item 3  -   Legal Proceedings..................................................38

         Item 4  -   Reserved...........................................................38

Part II
         Item 5  -   Market for the Registrant's Common Equity,
                       Related Shareholder Matters and Issuer Purchases of Equity
                       Securities.......................................................38

         Item 6  -   Selected Financial Data............................................39

         Item 7  -   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..............................39

         Item 7A -   Quantitative and Qualitative Disclosures about Market Risk.........39

         Item 8  -   Financial Statements and Supplementary Data........................39

         Item 9  -   Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure..............................39

         Item 9A -   Controls and Procedures............................................40

         Item 9B -   Other Information..................................................41

Part III
         Item 10 -   Directors, Executive Officers and Corporate Governance.............41

         Item 11 -   Executive Compensation.............................................41

         Item 12 -   Security Ownership of Certain Beneficial
                       Owners and Management and Related Shareholder Matters............41

         Item 13 -   Certain Relationships and Related Transactions, and Director
                       Independence.....................................................42

         Item 14 -   Principal Accountant Fees and Services.............................42

Part IV
         Item 15 -   Exhibits, Financial Statement Schedules............................43

Signatures..............................................................................46

                                     PART I

ITEM 1.          BUSINESS.

                                     GENERAL
                                     -------

Monroe Bancorp (the "Company") is a one-bank holding company formed as a general corporation under Indiana law in 1984. At December 31, 2009, on a consolidated basis the Company had total assets of $802,451,000, total loans including loans held for sale of $587,365,000 and total deposits of $634,254,000. The Company holds all of the outstanding stock of Monroe Bank (the "Bank"), which was formed in 1892. The Bank is the primary business activity of the Company.

The Bank, headquartered in Bloomington, Indiana, conducts business from 18 locations in Monroe, Hamilton, Hendricks, Jackson and Lawrence Counties in Indiana. Approximately 78 percent of the Bank's deposits are in Monroe County and are concentrated in and around the city of Bloomington. However, the Company's anticipated continued development of its existing and additional banking business in Hamilton County, Hendricks County and other counties in the greater Indianapolis area, is expected to gradually reduce this concentration.

The Company, as a bank holding company, engages in commercial banking through the Bank. The Company may also engage in certain non-banking activities closely related to banking and own certain other business companies that are not banks, subject to applicable laws and regulations, although it has no current plans to do so.

As of December 31, 2009, the Bank had 204 full-time equivalent employees.

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

Based upon a closing price of $6.24 for the Company's stock on December 31, 2009, the Company's $0.16 dividend per share provided a dividend yield of 2.56 percent. The Company's stock trades on the NASDAQ Global Market under the symbol MROE.

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

The primary issue that affected the Company in 2009 was the continued weakness of the economy and related stress in residential housing markets. The Company focused much of its efforts on managing asset quality issues resulting from the effect that economic conditions had on loans made primarily to residential real estate development related projects. The increase in the Company's provision for loan losses ($11,850,000 in 2009 compared to $8,880,000 in 2008) was largely asset quality issues related to this market segment.

Management's efforts focused on developing methodologies to identify potentially weak credits as early as possible, which enabled a proactive and aggressive approach to managing these credits and the development of workout strategies as appropriate. Nonetheless, loans 30 days past due increased from $17,319,000 (2.7 percent of total loans) at December 31, 2008 to $38,843,000 (6.6 percent of total loans) at December 31, 2009. Past due loans increased during this period by $21,524,000 or 124.3 percent. During the same period, non-performing loans (non-accrual loans and troubled debt restructuring) increased from $14,329,000 (2.3 percent of total loans) to $20,603,000 (3.5 percent of total loans) at December 31, 2009. Of the non-performing loans outstanding at December 31, 2009, $20,299,000 or 98.5 percent were secured by real estate (net of any charge-downs previously taken). The increase in past due loans and non-performing loans was driven by loans internally defined as Residential Real Estate Development, Residential Speculative Construction, Unimproved Land and loans secured by 1-4 Family Non-Owner Occupied Residential Properties. Management believes the presence of real estate collateral mitigates the level of expected loss though the level of mitigation is uncertain due to the difficulty ascertaining real estate values at this time. Residential Real Estate Development, Residential Speculative Construction, Unimproved Land and loans secured by 1-4 Family Non-Owner Occupied Residential Properties that were 30 days or more past due at year-end 2009 totaled $13,038,000.

A second area of focus was the growth of noninterest income. The Company experienced significant noninterest income growth during the year, primarily in gains on sales of available for sale securities, net gains on loan sales and debit card interchange fees. Gains on sales of available for sale securities were $2,146,000 in 2009, compared to $951,000 in 2008, an increase of 125.7 percent primarily due to the quality and increased value of the Company's investment portfolio. Net gains on loan sales were $1,364,000 in 2009, compared to $703,000 in 2008, an increase of 94.0 percent largely due to strong residential mortgage refinancing activity. The Company does not anticipate security gains and net gains on loan sales to continue at the same rate in 2010. Debit card interchange fees were $1,178,000 in 2009, compared to $1,098,000 in 2008, an increase of 7.3 percent primarily due to increased debit card usage.

A third area of Management focus was staff efficiency and cost management. Excluding the effect of the directors' and executives' rabbi trust deferred compensation plan and the $1,004,000 increase in Federal Deposit Insurance Corporation (the "FDIC") assessment, the Company reduced all other operating expenses in 2009 by $876,000, or 4.2 percent compared to 2008. The reduction in expenses was largely due to a $729,000 decrease in salaries and employee benefits largely driven by a reduction in the average number of employees from 225 in 2008 to 210 in 2009. A reduction in advertising expenditures also contributed to the decline in operating expense. Advertising expense decreased $188,000, or 26.0 percent in 2009 compared to 2008 due to the Company's cost management efforts.

A fourth area of Management focus was pricing discipline and other strategies to offset pressure on the Company's net interest margin created by the interest expense for the subordinated debt issuance in July 2009 and the increase in non-accrual loans. To combat this and other adverse factors, Management's efforts to improve its net interest margin included the development of a loan pricing model, establishing floors on variable rate loan products, increased efforts to attract lower cost checking accounts and increased use of competitively priced brokered certificates of deposit. Despite these and other actions, the Company's tax-equivalent net interest margin decreased to 3.15 percent for 2009 compared to 3.30 percent for 2008. The fifteen basis point (100 basis points equals 1 percent) decline was largely a result of the $624,000 of interest expense for the subordinated debt issued in July 2009 and the increase in non-accrual loan balances, which decreased the tax-equivalent net interest margin by approximately eight basis points and three basis points, respectively, in 2009. Non-accrual loans totaled $20,603,000 at year-end 2009 compared to $14,329,000 at year-end 2008, an increase of $6,274,000 or 43.8 percent. The increase in non-accrual loans resulted from slowing economic activity and stresses in the residential housing market.

In addition to the areas of focus discussed above, Management took steps in 2009 to reduce interest rate risk associated with the increasing possibility of rising rates or a yield curve with increasing slope. To this end, Management reduced its liability sensitivity by adding short term assets that shortened the average life of the Company's investment portfolio and by adding interest rate floors to many new and renewing loans.


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

The Company has been able to increase its deposit market share in the Monroe County market through competitive pricing, marketing and an emphasis on service. According to data published annually by the FDIC, all FDIC insured deposits held by financial institutions in Monroe County grew by $407,856,000, or 31.8 percent, during the five-year period between June 30, 2004 and June 30, 2009. During the same period, the Company was able to grow its deposits within Monroe County by $170,830,000 (48.5 percent) and increase its market share from 27.5 percent in 2004 to 30.9 percent in 2009. Deposit growth over the last five years has been consistent with the Company's growth in loans. In 2009, the Company addressed short-term liquidity needs by borrowing federal funds (short-term borrowings from other banks) and acquiring brokered and short-term public fund certificates of deposit.

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

REGULATION AND SUPERVISION
--------------------------

Both the Company and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve (the "Federal Reserve"), the FDIC and the Indiana Department of Financial Institutions (the "DFI"). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

MONROE BANCORP
--------------

The Bank Holding Company Act. Because the Company owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956, is subject to periodic examination by the Federal Reserve, and is required to file periodic reports of our operations and any additional information that the Federal Reserve may require.

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

On May 22, 2009, the Board of Directors of the FDIC voted to levy a special assessment on insured institutions as part of the agency's efforts to rebuild the DIF and help maintain public confidence in the banking system. The final rule established a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment which totaled $378,000 was due on September 30, 2009 and was collected by the FDIC via electronic Automated Clearing House payment on October 1, 2009.

On September 29, 2009, the FDIC Board of Directors adopted a Notice of Proposed Rulemaking ("NPR") that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This regulation became effective on November 17, 2009. The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years.

Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $250,000 (in effect until December 31, 2013) per depositor subject to aggregation rules. The Bank is also subject to assessment for the Financial Corporation ("FICO") to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and it may not be able to pass these costs on to its customers. During 2007, the FDIC began collecting deposit insurance premiums in arrears. The last payment in the amount of $4,334,000 was made by the Bank on December 30, 2009, for the quarter ended September 30, 2009 and prepayment of the quarter ending December 31, 2009 and for all of 2010, 2011 and 2012.

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

The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2009, the Bank was qualified as "well capitalized." It should be noted that a Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

The Company took several actions in 2009 to preserve and increase capital. On April 27, 2009, the Company announced it would preserve capital by reducing its quarterly dividend from $0.13 per share to $0.01 per share and announced its plan to issue Subordinated Debentures. On July 17, 2009, $13,000,000 of Tier 2 capital was raised by the Company through the issuance of Subordinated Debentures. The Subordinated Debentures were issued as the result of a public offering. The Subordinated Debentures carry an interest rate of 10 percent and will mature on June 30, 2019. The Company has the right to call the Subordinated Debentures at any time after three years. On July 23, 2009, the Company's Board of Directors voted to provide $10,000,000 of the net proceeds of the offering to the Bank as additional capital with the remaining proceeds to be used by the Company for general corporate purposes.

The Company did not participate in the U. S. Treasury's Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP") based upon the Board's conclusion that it was not in the best long term interest of the Company to do so.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury has allocated $250 billion towards the Capital Purchase Program ("CPP"). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP"). The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. As originally enacted, the TAGP expired on December 31, 2009, and banks participating in the TAGP paid a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. On October 1, 2009, the FDIC extended the TAGP for six months until June 30, 2010. Any insured depository institution that was participating in the TAGP program as of October 1, 2009 was permitted to continue in the TAGP during the extension period. The annual assessment rate that applies to participating institutions during the extension period is either 15 basis points, 20 basis points or 25 basis points, depending on the "Risk Category" assigned to the institution under the FDIC's risk-based premium system. Any institution participating in the TAGP program as of October 1, 2009 that desired to opt out of the TAGP extension was required to submit its opt-out election to the FDIC on or before November 2, 2009.

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

On May 20, 2009, the Helping Families Save Their Homes Act of 2009, which extended the temporary increase in the standard maximum deposit insurance amount provided by the FDIC to $250,000 per depositor through December 31, 2013, was signed into law. This extension of the temporary $250,000 coverage limit (pursuant to EESA) became effective immediately upon the President's signature. The legislation provides that the standard maximum deposit insurance amount provided by the FDIC will return to $100,000 on January 1, 2014.

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the "Incentive Compensation Proposal") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives,
(ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Proposal, the Federal Reserve in appropriate circumstances may take enforcement action against a banking organization.

On January 14, 2010, the current administration announced a proposal to impose a fee (the "Financial Crisis Responsibility Fee") on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would not apply to the Corporation. The Financial Crisis Responsibility Fee would be collected by the Internal Revenue Service and would be approximately fifteen basis points, or
0.15 percent, of an amount calculated by subtracting a covered institution's Tier 1 capital and FDIC-assessed deposits (and/or an adjustment for insurance liabilities covered by state guarantee funds) from such institution's total assets. The Financial Crisis Responsibility Fee, if implemented as proposed by the current administration, would go into effect on June 30, 2010 and remain in place for at least ten years. The U.S. Treasury would be asked to report after five years on the effectiveness of the Financial Crisis Responsibility Fee as well as its progress in repaying projected losses to the U.S. government as a result of TARP. If losses to the U.S. government as a result of TARP have not been recouped after ten years, the Financial Crisis Responsibility Fee would remain in place until such losses have been recovered.

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

Statistical Data.
     Selected Financial Data

                                               Financial Highlights
                        (dollar amounts in thousands, except share and per share data)

                                                                At or for the Years Ended December 31,
                                                       -------------------------------------------------------
                                                         2009        2008        2007       2006        2005
                                                       --------    --------    --------   --------    --------
                Summary of operations
Net interest income ................................   $ 23,837    $ 23,601    $ 23,039   $ 22,665    $ 20,824
Less: Provision for loan losses ....................     11,850       8,880       2,035      1,200       1,140
                                                       --------    --------    --------   --------    --------
Net interest income, after provision for loan losses     11,987      14,721      21,004     21,465      19,684

Noninterest income .................................     11,983      10,033      10,251      9,492       9,258
Noninterest expense ................................     21,930      20,732      20,626     20,098      18,054
Net income .........................................      1,975       3,979       7,806      7,586       7,223


                  Per common share
Basic earnings per share ...........................   $  0.317    $  0.640    $  1.240   $  1.154    $  1.094
Diluted earnings per share .........................      0.317       0.639       1.235      1.150       1.091
Cash dividends per share ...........................     0.1600      0.5200      0.4900     0.4800      0.4745
Book value per common share ........................       9.03        8.99        8.76       8.24        7.64


            Selected year-end balances
Total assets .......................................   $802,451    $819,799    $778,080   $748,193    $713,060
Total securities ...................................    121,250     121,530     125,658    120,250     119,244
Total loans - including loans held for sale ........    587,365     633,091     584,831    559,463     525,466
Total deposits .....................................    634,254     665,179     619,717    589,328     576,181
Shareholders' equity ...............................     56,202      55,921      54,452     53,505      50,514


            Selected average balances
Total assets .......................................   $823,991    $792,004    $753,683   $730,137    $662,806
Total securities ...................................    106,587     114,067     122,736    117,553     111,778
Total loans - including loans held for sale ........    618,590     601,875     564,483    549,463     499,503
Total deposits .....................................    662,565     649,540     611,907    582,762     521,235
Shareholders' equity ...............................     56,614      55,940      52,774     52,001      48,387


        Ratios based on average balances
Return on assets (1) ...............................       0.24%       0.50%       1.04%      1.04%       1.09%
Return on equity (2) ...............................       3.49%       7.11%      14.79%     14.59%      14.93%
Dividend payout ratio (3) ..........................      50.43%      81.23%      39.21%     41.52%      43.36%
Equity to assets ratio (4) .........................       6.87%       7.06%       7.00%      7.12%       7.30%

(1)  Net income divided by average total assets
(2)  Net income divided by average equity
(3)  Dividends per share divided by net income per share
(4)  Average equity divided by average total assets

                               Net Interest Income
                               -------------------

The table which follows presents information to assist in analyzing net interest income. The table of Average Balance Sheets and Interest Rates presents the major components of interest-earning assets and interest-bearing liabilities, related interest income and expense and the resulting yield or cost. For analytical purposes, interest income presented in the table has been adjusted to a tax-equivalent basis (as discussed on page 12 of the Company's 2009 Annual Report to Shareholders under the caption "Management's Discussion and Analysis") assuming a 34 percent tax rate. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes a table of the changes in tax-equivalent rates and margin is more relevant because it better explains changes in after-tax net income.

                                                   Average Balance Sheets and Interest Rates
                                                          (dollar amounts in thousands)

                                                                             Years Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                          2009                          2008                          2007
                                             ----------------------------  ----------------------------  ---------------------------
                                             Average              Average  Average              Average  Average             Average
ASSETS                                       Balance    Interest   Rate    Balance    Interest   Rate    Balance    Interest   Rate
-------------------------------------------  -------    --------  -------  -------    --------  -------  -------    -------- -------
Interest-earning assets
    Taxable securities .................... $  86,542  $   2,136   2.47%  $  77,448  $   3,550   4.58%  $  87,238  $   4,063   4.66%
    Tax-exempt securities (1) .............    20,045        851   4.25%     36,619      1,879   5.13%     35,498      1,880   5.30%
                                            ---------  ---------          ---------  ---------          ---------  ---------
      Total securities ....................   106,587      2,987   2.80%    114,067      5,429   4.76%    122,736      5,943   4.84%
  Commercial loans ........................    95,130      4,741   4.98%     99,353      6,048   6.09%     99,841      8,324   8.34%
  Real estate loans .......................   507,519     27,703   5.46%    484,841     29,822   6.15%    446,144     32,554   7.30%
  Installment loans .......................    15,941      1,164   7.30%     17,681      1,372   7.76%     18,498      1,494   8.08%
                                            ---------  ---------          ---------  ---------          ---------  ---------
       Total loans (2) ....................   618,590     33,608   5.43%    601,875     37,242   6.19%    564,483     42,372   7.51%
  Interest-earning deposits ...............    11,548         64   0.55%      9,895        214   2.16%      3,042        151   4.95%
   FHLB Stock .............................     2,343         40   1.71%      2,312        117   5.06%      2,312        105   4.54%
  Federal funds sold ......................    27,388         37   0.14%      8,754        177   2.02%     11,102        599   5.40%
                                            ---------  ---------          ---------  ---------          ---------  ---------
   Total interest-earning assets ..........   766,456     36,736   4.79%    736,903     43,179   5.86%    703,675     49,170   6.99%
                                            ---------  ---------          ---------  ---------          ---------  ---------

Noninterest-earning assets
  Allowance for loan losses ...............   (12,939)                       (8,103)                       (6,354)
  Premises and equipment & other assets ...    56,761                        49,298                        41,646
  Cash and due from banks .................    13,713                        13,906                        14,716
                                            ---------                     ---------                     ---------
      Total assets ........................ $ 823,991                     $ 792,004                     $ 753,683
                                            =========                     =========                     =========

LIABILITIES & SHAREHOLDERS' EQUITY
-------------------------------------------
  Total interest-bearing deposits ......... $ 578,457     10,496   1.81%  $ 570,037     16,692   2.93%  $ 534,182     21,639   4.05%
  Borrowed funds:
      Short-term borrowings ...............    59,377         88   0.15%     48,835        776   1.59%     51,968      2,350   4.52%
      Other borrowings ....................    33,950      2,020   5.95%     27,967      1,393   4.98%     28,791      1,446   5.02%
                                            ---------  ---------          ---------  ---------          ---------  ---------
           Total borrowed funds ...........    93,327      2,108   2.26%     76,802      2,169   2.82%     80,759      3,796   4.70%
                                            ---------  ---------          ---------  ---------          ---------  ---------
  Total interest-bearing liabilities ......   671,784     12,604   1.88%    646,839     18,861   2.92%    614,941     25,435   4.14%

Noninterest-bearing liabilities
  Noninterest-bearing demand deposits .....    84,108                        79,503                        77,725
  Other liabilities .......................    11,485                         9,722                         8,243
  Shareholders' equity ....................    56,614                        55,940                        52,774
                                            ---------                     ---------                     ---------
  Total liabilities and
    shareholders' equity .................. $ 823,991     12,604          $ 792,004     18,861          $ 753,683     25,435
                                            =========  ---------          =========  ---------          =========  ---------
Interest margin recap
  Tax-equivalent net interest income margin
     and interest rate spread .............               24,132   2.91%                24,318   2.94%                23,735   2.85%
  Tax-equivalent net interest income margin
     as a percent of total average earning
     assets................................                        3.15%                         3.30%                         3.37%
  Less: Tax-equivalent adjustment (3) .....                  295                           717                           696
                                                       ---------                     ---------                     ---------
          Net interest income .............            $  23,837                     $  23,601                     $  23,039
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

                                                           Volume / Rate Analysis
                                                       (dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                            2009 Compared to 2008         2008 Compared to 2007         2007 Compared to 2006
                                         Increase (Decrease) Due to    Increase (Decrease) Due to    Increase (Decrease) Due to
                                         ---------------------------   ---------------------------   ---------------------------
                                         Volume     Rate      Total    Volume     Rate      Total    Volume     Rate      Total
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
Interest income
---------------
  Loans ...............................  $ 1,058   $(4,692)  $(3,634)  $ 2,942   $(8,072)  $(5,130)  $ 1,096   $ 1,847   $ 2,943
  Securities:
     Taxable ..........................      457    (1,871)   (1,414)     (447)      (66)     (513)       (1)      519       518
     Tax-exempt .......................     (613)     (415)   (1,028)       60       (61)       (1)      273        77       350
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
        Total securities interest .....     (156)   (2,286)   (2,442)     (387)     (127)     (514)      272       596       868
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------

 Interest-earning deposits ............       41      (190)     (149)      493      (430)       63       (13)        5        (8)
  FHLB stock ..........................        2       (80)      (78)     --          12        12       (11)       (5)      (16)
  Federal funds sold ..................      621      (761)     (140)     (167)     (255)     (422)      116        (8)      108
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
          Total interest income .......    1,566    (8,009)   (6,443)    2,881    (8,872)   (5,991)    1,460     2,435     3,895
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------

Interest expense
----------------
  Interest-bearing deposits ...........      250    (6,446)   (6,196)    1,531    (6,478)   (4,947)    1,077     2,557     3,634
  Short-term borrowings ...............      197      (885)     (688)     (151)   (1,423)   (1,574)     (201)       19      (182)
  Long-term debt ......................      328       299       627       (41)      (12)      (53)     (160)      165         5
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
          Total interest expense ......      775    (7,032)   (6,257)    1,339    (7,913)   (6,574)      716     2,741     3,457
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------

      Change in net interest income
          (fully tax-equivalent basis)   $   791   $  (977)     (186)  $ 1,542   $  (959)      583   $   744   $  (306)      438
                                         =======   =======             =======   =======             =======   =======

Tax-equivalent adjustment (1) .........                          422                           (21)                          (64)
                                                             -------                       -------                       -------
          Change in net interest income                      $   236                       $   562                       $   374
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

                                           Analysis of Allowance for Loan Losses
                                                (dollar amounts in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                         Years Ended December 31,
                                                    -----------------------------------------------------------------
                                                       2009          2008          2007          2006          2005
                                                    ---------     ---------     ---------     ---------     ---------
Balance at beginning of year ....................   $  11,172     $   6,654     $   6,144     $   5,585     $   5,194

Loans charged off
  Commercial and industrial .....................      (1,071)         (276)         (274)         (142)         (353)
  Real estate ...................................      (6,449)       (3,762)       (1,252)         (320)         (229)
  Installment ...................................        (572)         (675)         (579)         (616)         (428)
                                                    ---------     ---------     ---------     ---------     ---------
          Total charge-offs .....................      (8,092)       (4,713)       (2,105)       (1,078)       (1,010)
                                                    ---------     ---------     ---------     ---------     ---------

Charge-offs recovered
  Commercial and industrial .....................          47            30           118            63            47
  Real estate ...................................          56            61           183            47            81
  Installment ...................................         223           260           279           327           133
                                                    ---------     ---------     ---------     ---------     ---------
          Total recoveries ......................         326           351           580           437           261
                                                    ---------     ---------     ---------     ---------     ---------

Net loans charged off ...........................      (7,766)       (4,362)       (1,525)         (641)         (749)
Current year provision ..........................      11,850         8,880         2,035         1,200         1,140
                                                    ---------     ---------     ---------     ---------     ---------

Balance at end of year ..........................   $  15,256     $  11,172     $   6,654     $   6,144     $   5,585
                                                    =========     =========     =========     =========     =========

Loans at year end (excluding loans held for sale)   $ 584,139     $ 629,702     $ 581,857     $ 556,918     $ 524,158

Ratio of allowance to loans (excluding loans held
     for sale) at period end ....................        2.61%         1.77%         1.14%         1.10%         1.07%

Average loans ...................................   $ 618,590     $ 601,875     $ 564,483     $ 549,463     $ 499,503

Ratio of net loans charged off
  to average loans ..............................        1.26%         0.72%         0.27%         0.12%         0.15%

The allocation of the allowance for loan losses along with the percentage of each loan type to total loans outstanding is illustrated in the following table. The Company regards the allowance as a general allowance which is available to absorb losses from all loans.

                                 Allocation of the Allowance for Loan Losses
                                         (dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------
                                                   2009                 2008                 2007
                                            ------------------   ------------------   ------------------
                                             Amount    Percent    Amount    Percent    Amount    Percent
                                            -------   --------   -------   --------   -------   --------
Balance at December 31:
  Commercial, industrial and agricultural   $ 1,272    16.55 %   $ 1,031    16.55 %   $ 1,148    17.89 %
  Real Estate ...........................    12,986    80.90 %     9,517    80.90 %     5,217    78.98 %
  Installment ...........................       468     2.55 %       393     2.55 %       289     3.14 %
  Unallocated ...........................       530      N/A         231      N/A          --      N/A
                                            -------   ------     -------   ------     -------   ------
       Total allowance for loan losses ..   $15,256   100.00 %   $11,172   100.00 %   $ 6,654   100.00 %
                                            =======   ======     =======   ======     =======   ======

                                                   2006                 2005
                                            ------------------   ------------------
                                             Amount    Percent    Amount    Percent
                                            -------   --------   -------   --------
Balance at December 31:
  Commercial, industrial and agricultural   $ 1,482    17.38 %   $ 1,511    17.38 %
  Real Estate ...........................     4,202    78.84 %     3,607    78.84 %
  Installment ...........................       342     3.78 %       410     3.78 %
  Unallocated ...........................       118      N/A          57      N/A
                                            -------   ------     -------   ------
       Total allowance for loan losses ..   $ 6,144   100.00 %   $ 5,585   100.00 %
                                            =======   ======     =======   ======


Non-performing assets and their relative percentages to loan balances are presented in the table which follows. The level of non-performing loans is an important element in assessing asset quality and the relevant risk in the credit portfolio. Non-performing loans include non-accrual loans, restructured loans and loans delinquent 90 days or more and still accruing.

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

                                          Non-Performing Assets
                                     (dollar amounts in thousands)
----------------------------------------------------------------------------------------------------
                                                                     December 31,
                                                 ---------------------------------------------------
                                                   2009       2008       2007       2006       2005
                                                 -------    -------    -------    -------    -------
Principal balance
-----------------
Non-accrual ..................................   $20,603    $14,329    $ 6,919    $ 1,670    $ 1,640
Restructured .................................      --         --           19         42        293
90 days or more past due and still accruing ..     1,053      1,194        435        644         99
                                                 -------    -------    -------    -------    -------
          Total non-performing loans .........   $21,656    $15,523    $ 7,373    $ 2,356    $ 2,032
                                                 =======    =======    =======    =======    =======

Non-performing loans as a percent of total
    loans (including loans held for sale) ....      3.69%      2.45%      1.26%      0.42%      0.39%

Other real estate owned (OREO) ...............   $ 3,768    $ 3,257    $   841    $   141    $  --

OREO as a percent of total loans (including
    loans held for sale) .....................      0.64%      0.51%      0.14%      0.03%      --

Allowance as a percent of non-performing loans     70.45%     71.97%     90.25%    260.78%    274.85%

Interest income of $597,000 for the year ended December 31, 2009, was recognized on the non-accruing and restructured loans listed in the table above, whereas, interest income of $1,364,000 would have been recognized under their original terms.

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

Management has identified $52,778,000 and $42,480,000 of loans on its watch list, which were not included in impaired or non-performing loans at December 31, 2009 and 2008, respectively.

                         Noninterest Income and Expense
                         ------------------------------

A comparative table and complete discussion of noninterest income and expense is contained in the 2009 Annual Report to Shareholders Managements Discussion and Analysis on pages 16 to 17 under the caption "Other Income and Expense."

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

The tables which follow summarize the carrying values of securities from December 31, 2007 through December 31, 2009. The maturity distribution of securities at December 31, 2009 is summarized by classification.

                                                          Securities
                                                (dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                               December 31,
                                    --------------------------------
                                      2009        2008        2007
                                    --------    --------    --------
Available for sale
------------------
  Government agencies ..........    $ 72,007    $ 28,155    $ 28,270
  State and municipal ..........       1,845      32,756      37,832
  Mortgage-backed & asset-backed      32,974      47,216      49,963
  Corporate bonds ..............       1,000       2,403       1,981
  Equity securities ............       2,987       2,965       2,959
                                    --------    --------    --------

        Total available for sale     110,813     113,495     121,005


Held to Maturity
----------------
  Government agencies ..........       1,002       1,003       1,005
  State and municipal ..........       6,050       4,050        --
  Mortgage-backed & asset-backed        --             1           1
                                    --------    --------    --------

        Total held to maturity .       7,052       5,054       1,006


Trading securities
------------------
   Mutual funds ................       3,385       2,981       3,647
                                    --------    --------    --------
        Total trading securities       3,385       2,981       3,647
                                    --------    --------    --------

            Total securities ...    $121,250    $121,530    $125,658
                                    ========    ========    ========

Securities Maturity Schedule at December 31, 2009
-------------------------------------------------
                                      1 Year and Less  1 to 5 Years    5 to 10 Years    Over 10 Years        Total
                                      --------------- --------------   --------------   --------------   --------------
                                      Balance   Rate  Balance   Rate   Balance   Rate   Balance   Rate   Balance   Rate
                                      -------   ----  -------   ----   -------   ----   -------   ----   -------   ----
Available for sale
------------------
  Government agencies ..............  $ 25,210  0.15% $ 46,797  1.79%  $    --          $    --          $ 72,007  1.22%
  State and municipal ..............     1,176  3.04%      669  3.64%       --               --             1,845  3.26%
  Corporate bonds ..................     1,000  0.79%      --               --               --             1,000  0.79%
  Mortgage-backed & asset-backed (1)       868  3.67%   16,217  1.79%     5,209  2.81%    10,680  3.34%    32,974  2.50%
  Equity Securities (2) ............     2,987  3.86%      --               --               --             2,987  3.86%
                                      --------        --------         --------         --------         --------
        Total available for sale ...  $ 31,241        $ 63,683         $  5,209         $ 10,680         $110,813  1.71%
                                      ========        ========         ========         ========         ========

Held to Maturity
----------------
  Government agencies ..............  $    --         $  1,002  4.85%  $    --          $    --          $  1,002  4.85%
  State and municipal ..............       980  1.75%    1,020  1.75%     4,050  1.02%       --             6,050  1.26%
                                      --------        --------         --------         --------         --------
        Total held to maturity .....  $    980        $  2,022         $  4,050         $    --          $  7,052  1.77%
                                      ========        ========         ========         ========         ========

Trading Securities
------------------
   Mutual funds (2) ................  $  3,385  1.72% $    --          $    --          $    --          $  3,385  1.72%
                                      --------        --------         --------         --------         --------
        Total trading securities ...  $  3,385        $    --          $    --          $    --          $  3,385  1.72%
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

The securities portfolio carries varying degrees of risk. Investments in government agency and mortgage-backed securities have little or no credit risk. Obligations of states and political subdivisions and corporate securities are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. The Company's investment policy requires that general obligations of other states and political subdivisions and corporate bonds must have a rating of A or better when purchased. In-state general obligation municipals must be rated Baa or better. In-state revenue municipals must be rated A or better and out-of-state revenue municipals must be rated AA or better at the time of purchase. The vast majority of these investments maintained their original ratings at December 31, 2009. No securities of an individual issuer, excluding the U.S. Government and its agencies, exceed 10 percent of the Company's shareholders' equity as of December 31, 2009. The Company does not use off-balance sheet derivative financial instruments. As of December 31, 2009 and December 31, 2008, the securities portfolio held no structured notes.

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

                                Loans Outstanding
                         (dollar amounts in thousands)
--------------------------------------------------------------------------------
                                               December 31,
                           ----------------------------------------------------
                             2009       2008       2007       2006       2005
                           --------   --------   --------   --------   --------

Commercial and industrial  $ 79,545   $103,121   $103,069   $ 92,528   $ 89,850
Agricultural ............     1,557      1,658      1,542      1,384      1,427
Real estate:
   One-to-four-family ...    97,213    110,242     91,530     94,817     99,180
   Multi-family .........    87,717     84,063     69,502     59,608     59,057
   Commercial ...........   209,284    205,433    171,144    165,714    156,014
   Construction .........    62,351     80,917    101,011     97,006     68,066
   Home equity ..........    31,332     28,976     25,222     26,515     28,792
   Farm land ............     2,644      2,547      3,462      3,195      3,216
Installment .............    15,722     16,134     18,349     18,696     19,864
                           --------   --------   --------   --------   --------
        Total loans .....  $587,365   $633,091   $584,831   $559,463   $525,466
                           ========   ========   ========   ========   ========


The following table presents the composition of the loan portfolio expressed as a percent of total loans.

                                               December 31,
                           ----------------------------------------------------
                             2009       2008       2007       2006       2005
                           --------   --------   --------   --------   --------

Commercial and industrial    13.54 %    16.29 %     17.62 %   16.54 %    17.11 %
Agricultural ............     0.27 %     0.26 %      0.26 %    0.25 %     0.27 %
Real estate:
   One-to-four-family ...    16.55 %    17.41 %     15.65 %   16.95 %    18.87 %
   Multi-family .........    14.93 %    13.28 %     11.89 %   10.65 %    11.24 %
   Commercial ...........    35.63 %    32.45 %     29.27 %   29.62 %    29.69 %
   Construction .........    10.62 %    12.78 %     17.27 %   17.34 %    12.95 %
   Home equity ..........     5.33 %     4.58 %      4.31 %    4.74 %     5.48 %
   Farm land ............     0.45 %     0.40 %      0.59 %    0.57 %     0.61 %
Installment .............     2.68 %     2.55 %      3.14 %    3.34 %     3.78 %
                           --------   --------   --------   --------   --------
         Total ..........   100.00 %   100.00 %    100.00 %  100.00 %   100.00 %
                           ========   ========   ========   ========   ========

The following table reflects the maturity schedule of loans. Also indicated are fixed and variable rate loans maturing after one year.

                                    Loan Liquidity
                            (dollar amounts in thousands)
-----------------------------------------------------------------------------------
                                             Loan Maturities at December 31, 2009
                                          -----------------------------------------
                                           1 Year     1 - 5      Over 5
                                          and Less    Years      Years      Total
                                          --------   --------   --------   --------
Commercial, industrial and agricultural   $ 37,995   $ 30,451   $ 12,656   $ 81,102
Real estate:
     One-to-four-family ...............      3,496      8,510     85,207   $ 97,213
     Multi-family .....................      7,243      2,509     77,965   $ 87,717
     Commercial .......................     15,186     38,797    155,301   $209,284
     Construction .....................     33,197     25,675      3,479   $ 62,351
     Home equity ......................       --          661     30,671   $ 31,332
     Farm land ........................        123        111      2,410   $  2,644
Installment ...........................      1,616      6,011      8,095   $ 15,722
                                          --------   --------   --------   --------
          Total loans .................   $ 98,856   $112,725   $375,784   $587,365
                                          ========   ========   ========   ========

Loans maturing after 1 year with:
    Fixed interest rates..........................  $ 77,323   $107,621
    Adjustable interest rates.....................    35,402    268,163
                                                    --------   --------
                                                    $112,725   $375,784
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

                                    Deposit Information
                               (dollar amounts in thousands)
-----------------------------------------------------------------------------------------
                                        2009                2008                2007
                                 ----------------    ----------------    ----------------
                                  Amount    Rate      Amount    Rate      Amount    Rate
                                 --------   -----    --------   -----    --------   -----
Noninterest-bearing ..........   $ 84,108            $ 79,503            $ 77,725
Interest-bearing demand ......    244,504   0.61%     235,005   1.62%     231,010   3.23%
Savings deposits .............     18,173   0.23%      17,618   0.40%      17,940   0.50%
Time .........................    315,780   2.84%     317,414   4.04%     285,232   4.94%
                                 --------            --------            --------
        Total average deposits   $662,565   1.81%    $649,540   2.93%    $611,907   4.05%
                                 ========            ========            ========

Certificates of deposit and other time deposits of $100,000 or more mature as follows:

                               CD's over $100,000
                          (dollar amounts in thousands)
--------------------------------------------------------------------------------
                               At December 31,
                      ------------------------------
                        2009       2008       2007
                      --------   --------   --------
3 months or less ..   $ 21,565   $ 51,527   $ 32,831
3 through 6 months      19,170     23,282     30,023
6 through 12 months     34,557     31,054     42,791
Over 12 months ....     19,867     21,726     22,957
                      --------   --------   --------
                      $ 95,159   $127,589   $128,602
                      ========   ========   ========


Certificates of deposit of $100,000 or more totaled $95,159,000 at December 31, 2009, which was a decrease of $32,430,000 compared to December 31, 2008. The Company began using brokered certificates of deposit as an alternative funding source in 2005. While the Company's primary focus for 2010 will be on growing core deposits, management anticipates it will continue to use brokered and public fund certificates of deposit as an alternative funding source in the future.

                                   Borrowings
                                   ----------

A detailed schedule of short-term borrowings follows:

                                          Short-term Borrowings
                                      (dollar amounts in thousands)
--------------------------------------------------------------------------------------------------
                                                                            December 31,
                                                                    -----------------------------
                                                                     2009       2008       2007
                                                                    -------    -------    -------
Repurchase agreements outstanding ...............................   $61,929    $59,404    $43,195
Federal funds purchased .........................................      --         --       24,850
                                                                    -------    -------    -------
Total short-term borrowings .....................................   $61,929    $59,404    $68,045
                                                                    =======    =======    =======


Average federal funds purchased during the year .................   $   331    $ 3,149    $ 2,085

Average repurchase agreements during the year ...................   $59,046    $45,686    $49,884

Maximun month-end federal funds purchased .......................   $  --      $17,935    $24,850

Maximum month-end repurchase agreements .........................   $67,345    $59,404    $65,589

YTD average interest rate on federal funds purchased ............      0.52%      3.25%      5.34%
Average interest rate at end of period on federal funds purchased      0.75%      0.28%      4.30%

YTD Average interest rate on repurchase agreements ..............      0.15%      1.47%      4.49%
Average interest rate at end of period on repurchase agreements .      0.16%      0.41%      3.73%
--------------------------------------------------------------------------------------------------


Repurchase agreements are borrowings which mature daily, and are secured by U.S. government agency obligations.

The Bank became a member of the Federal Home Loan Bank of Indianapolis ("FHLB") in 1997 and has excess borrowing capacity at the FHLB of $48,660,000 as of December 31, 2009 based on pledged collateral. All current and any future borrowings are secured by a blanket collateral pledge of the Bank's one-to-four family residential loans and multi-family loans. Other borrowings, consisting of FHLB advances, loans sold under repurchase agreements and subordinated debentures including two trust preferred debentures, were $44,127,000 and $33,799,000, as of December 31, 2009 and 2008, respectively. The subordinated debentures and FHLB borrowings accounted for the vast majority of other borrowings. The Company expects to primarily use deposit growth in the future as a source of loan funding and for general liquidity, but may continue to supplement this with additional FHLB advances.

                                    Liquidity
                                    ---------

A table detailing the maturity and repricing of the Company's assets accompanied by a discussion of the Company's interest rate sensitivity and liquidity is presented in the 2009 Annual Report to Shareholders Management's Discussion and Analysis on pages 13 to 14 under the caption "Interest Rate Sensitivity and Disclosures about Market Risk" and on pages 14 to 16 under the caption "Liquidity."

The following table details the main components of cash flows for the years ended December 31, 2009 and 2008.

                                           Funding Uses and Sources
                                         (dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------
                                           Year Ended December 31, 2009       Year Ended December 31, 2008
                                          -------------------------------    -------------------------------
                                                      Increase/(Decrease)                Increase/(Decrease)
                                          Average    --------------------    Average    --------------------
                                          Balance     Amount      Percent    Balance     Amount      Percent
                                          -------    --------     -------    -------    --------     -------
Funding Uses
------------
Loans, net of unearned income .........   $618,590   $ 16,715      2.78 %    $601,875   $ 37,392      6.62 %
Taxable securities ....................     86,542      9,094     11.74 %      77,448     (9,790)   (11.22)%
Tax-exempt securities .................     20,045    (16,574)   (45.26)%      36,619      1,121      3.16 %
Interest-earning deposits .............     11,548      1,653     16.71 %       9,895      6,853    225.28 %
FHLB stock ............................      2,343         31      1.34 %       2,312       --        --   %
Federal funds sold ....................     27,388     18,634    212.86 %       8,754     (2,348)   (21.15)%
                                          --------   --------                --------   --------
          Total uses ..................   $766,456   $ 29,553      4.01 %    $736,903   $ 33,228      4.72 %
                                          ========   ========                ========   ========

Funding Sources
---------------
Noninterest-bearing deposits ..........   $ 84,108   $  4,605      5.79 %    $ 79,503   $  1,778      2.29 %
Interest-bearing demand, savings & time    578,457      8,420      1.48 %     570,037     35,855      6.71 %
Short-term borrowings .................     59,377     10,542     21.59 %      48,835     (3,133)    (6.03)%
Other borrowings ......................     33,950      5,983     21.39 %      27,967       (824)    (2.86)%
                                          --------   --------                --------   --------
          Total sources ...............   $755,892   $ 29,550      4.07 %    $726,342   $ 33,676      4.86 %
                                          ========   ========                ========   ========

                                Capital Adequacy
                                ----------------

Management believes the Company and Bank met all the capital requirements as of December 31, 2009 and 2008, and the Bank was well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, the Bank must maintain the prompt corrective action capital guidelines discussed in the "Capital Regulations" subsection of the "Regulation and Supervision" portion of this document. Consolidated capital amounts and ratios are presented in the following table. Bank capital levels are substantially similar.

At December 31, 2009 management was not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's consolidated liquidity, capital resources or operations.

                                         Capital
                              (dollar amounts in thousands)
---------------------------------------------------------------------------------------
                                                                    At December 31,
                                                               ------------------------
                                                                  2009          2008
                                                               ---------     ---------
Tier 1 capital
     Shareholders' equity ..................................   $  56,202     $  55,921
     Less: Intangibles .....................................        --            --
     Add:  Unrealized (gain)/loss on securities ............         (89)         (817)
     Add:  Qualifying trust preferred securities ...........       8,248         8,248
     Deduct:  Disallowed deferred tax asset ................      (2,774)         --
     Deduct:  Unrealized loss on available for sale equities         (19)          (26)
                                                               ---------     ---------
          Total Tier 1 capital .............................   $  61,568     $  63,326
                                                               =========     =========


Total risk-based capital
     Tier 1 capital ........................................   $  61,568     $  63,326
     Tier 2 capital ........................................      20,498         7,888
                                                               ---------     ---------
          Total risk-based capital .........................   $  82,066     $  71,214
                                                               =========     =========



Risk weighted assets .......................................   $ 592,092     $ 627,795
Quarterly average assets ...................................   $ 823,927     $ 818,353

Risk-based ratios:
     Tier 1 capital (to risk-weighted assets) ..............       10.40%        10.09%
     Total risk-based capital (to risk-weighted assets) ....       13.86%        11.34%
     Leverage ratio (Tier 1 capital to average assets) .....        7.47%         7.74%

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of EESA and ARRA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

THERE CAN BE NO ASSURANCE THAT ACTIONS OF THE U.S. GOVERNMENT, FEDERAL RESERVE AND OTHER GOVERNMENTAL AND REGULATORY BODIES FOR THE PURPOSE OF STABILIZING THE FINANCIAL MARKETS WILL ACHIEVE THE INTENDED EFFECT.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008 EESA was signed into law. Pursuant to EESA, the Treasury was granted authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions such as the Company. There can be no assurance, however, as to the actual impact that EESA, including the Capital Purchase Program and the Treasury's Troubled Asset Relief Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

WE MAY BE REQUIRED TO PAY SIGNIFICANTLY HIGHER FEDERAL DEPOSIT INSURANCE CORPORATION PREMIUMS IN THE FUTURE.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2013. On May 22, 2009, the Board of Directors of the FDIC voted to levy a special assessment on insured institutions as part of the agency's efforts to rebuild the DIF and help maintain public confidence in the banking system. The final rule established a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009.

Additionally, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. This prepayment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during the prepayment period or thereafter. As a result, we may also be required to pay significantly higher FDIC insurance assessments premiums in the future. These higher FDIC assessment rates and future special assessments could have an adverse impact on our results of operations.

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

As of December 31, 2009, real estate loans comprised $494,521,000 or approximately 84.7 percent of our total loan portfolio (excluding loans held for sale) and approximately 61.6 percent of our total assets. Of that amount, $433,661,000 consisted of commercial and residential real estate loans and $60,860,000 consisted of construction real estate loans. The market value of real estate securing our real estate loans can fluctuate significantly in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our primary market areas could increase the credit risk associated with our loan portfolio.

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

FURTHER DETERIORATION OF OUR NONPERFORMING LOANS OR AN INCREASE IN THE NUMBER OF NON-PERFORMING LOANS MAY HAVE AN ADVERSE EFFECT ON OUR OPERATIONS.

Weakening economic conditions in the residential and commercial real estate sectors have adversely affected, and may continue to adversely affect, our loan portfolio. The ratio of nonperforming assets and 90 day past due loans to total assets increased to 3.2 percent as of December 31, 2009, from 2.3 percent as of December 31, 2008. It is likely that this ratio will increase over the next several quarters as a result of the general economic environment as well as the progression of certain delinquent loans to loans that are 90 days or more past due. If loans that currently are non-performing further deteriorate or loans that are currently performing become nonperforming, we may need to increase our allowance for loan losses or charge-off those loans. Any increase or charge-off would have an adverse impact on our financial condition and results of operations.

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

FUTURE GROWTH OR OPERATING RESULTS MAY REQUIRE THE COMPANY TO RAISE ADDITIONAL CAPITAL BUT THAT CAPITAL MAY NOT BE AVAILABLE OR IT MAY BE DILUTIVE.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To the extent our future operating results erode capital or we elect to expand through loan growth or acquisition we may be required to raise capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance.

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

OUR ALLOWANCE FOR POSSIBLE LOAN LOSSES MAY BE INSUFFICIENT

We maintain an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for possible loan losses, we will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

SLOWER THAN ANTICIPATED GROWTH IN THE BANK'S NEW BANKING CENTERS COULD RESULT IN REDUCED NET INCOME

We have placed a strategic emphasis on expanding the banking center network of the Bank. We opened a full service banking center in Brownsburg, Hendricks County, Indiana in January of 2006, opened a full service banking center in Plainfield, Hendricks County, Indiana in December of 2007, opened a full service banking center in Avon, Hendricks County, Indiana in January of 2008, and opened a full service banking center in Noblesville, Hamilton County, Indiana in September of 2008. Executing this strategy carries risks of slower than anticipated growth in the new banking centers. New banking centers require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in the new banking centers could result in lower than expected revenues and net income generated by those investments. Opening new banking centers could result in more additional expenses than anticipated and divert resources from current core operations.

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

WE ARE SUBJECT TO INTEREST RATE RISK

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

WE ARE SUBJECT TO ENVIRONMENTAL LIABILITY RISK ASSOCIATED WITH LENDING
ACTIVITIES

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

OUR CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

OUR INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

CHANGES IN TECHNOLOGY COULD BE COSTLY

The banking industry is undergoing technological innovation. In order to maintain our competitive position, we must react to these innovations and evaluate the technologies to enable it to compete on a cost-effective basis. The cost of such technology, including personnel, may be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that our technology will meet or continue to meet our needs.

THE TRADING VOLUME IN OUR COMMON STOCK IS LESS THAN THAT OF OTHER LARGER FINANCIAL SERVICES COMPANIES

Although our common stock is listed for trading on NASDAQ Global Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

WE MAY NOT BE ABLE TO PAY DIVIDENDS IN THE FUTURE IN ACCORDANCE WITH PAST PRACTICES

We may not be able to pay dividends in accordance with past practice. We traditionally pay a quarterly dividend to stockholder. The payment of dividends is subject to legal and regulatory restrictions and, therefore, any payment of dividends in the future will depend in large part on our earnings, capital requirements, financial conditions and other factors considered relevant by our Board of Directors.


ITEM 1B.          UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

The Company, through the Bank, currently operates its business from its main office in downtown Bloomington, Indiana and from 17 additional locations in Monroe, Hamilton, Hendricks, Jackson and Lawrence Counties in Indiana. The Company opened banking centers (included in the aforementioned totals) in Avon, Hendricks County, Indiana in January 2008, in Noblesville, Hamilton County, Indiana in September 2008, and also has an operations center located in Bloomington, Monroe County, Indiana. Information about those locations is set forth in the table which follows.

---------------------------------------------------------------------------------------------------------
NAME OF OFFICE                       LOCATION                                             OWNED/LEASED
---------------------------------------------------------------------------------------------------------
Downtown Main Office                 210 East Kirkwood Avenue                             Owned
                                     Bloomington, IN 47408
---------------------------------------------------------------------------------------------------------
Business Center                      111 South Lincoln Street                             Owned
                                     Bloomington, IN 47408
---------------------------------------------------------------------------------------------------------
Ellettsville Banking Center          4616 West Richland Plaza                             Owned
                                     Bloomington, IN 47404
---------------------------------------------------------------------------------------------------------
Highland Village Banking Center      4191 West Third Street                               Owned
                                     Bloomington, IN 47404
---------------------------------------------------------------------------------------------------------
Kinser Crossing Banking Center       1825 North Kinser Pike                               Leased
                                     Bloomington, IN 47404
---------------------------------------------------------------------------------------------------------
Kirkwood Auto Branch                 306 East Kirkwood Avenue                             Owned
                                     Bloomington, IN 47408
---------------------------------------------------------------------------------------------------------
Mall Road Banking Center             2801 Buick-Cadillac Boulevard                        Owned
                                     Bloomington, IN 47401
---------------------------------------------------------------------------------------------------------
Walnut Park Banking Center           2490 South Walnut Street                             Owned
                                     Bloomington, IN 47403
---------------------------------------------------------------------------------------------------------
Brownstown Banking Center            1051 West Spring Street                              Owned
                                     Brownstown, IN 47220
---------------------------------------------------------------------------------------------------------
Avon Banking Center                  9720 East US Highway 36                              Owned
                                     Avon, IN 46123
---------------------------------------------------------------------------------------------------------
Brownsburg Banking Center            1490 North Green Street                              Owned
                                     Brownsburg, IN 46112
---------------------------------------------------------------------------------------------------------
Indianapolis Commercial Center       7517 Beechwood Centre Road, Suite 300                Leased
                                     Avon, IN 46123
---------------------------------------------------------------------------------------------------------
Plainfield Banking Center            802 Edwards Drive                                    Owned
                                     Plainfield, IN 46168
---------------------------------------------------------------------------------------------------------
Noblesville Banking Center           15941 Cumberland Road                                Owned
                                     Noblesville, IN 46060
---------------------------------------------------------------------------------------------------------
Bedford Banking Center               Limestone Business Center, 2119 West 16th Street     Leased
                                     Bedford, IN 47421
---------------------------------------------------------------------------------------------------------
Bell Trace Banking Center            800 Bell Trace Circle                                Leased
                                     Bloomington, IN 47408
---------------------------------------------------------------------------------------------------------
Meadowood Banking Center             2455 Tamarack Trail                                  Leased
                                     Bloomington, IN  47408
---------------------------------------------------------------------------------------------------------
Redbud Hills Banking Center          3211 East Moores Pike                                Leased
                                     Bloomington, IN  47401
---------------------------------------------------------------------------------------------------------
Operations Center                    5001 North State Road 37-Business                    Leased
                                     Bloomington, IN  47404
---------------------------------------------------------------------------------------------------------

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

ITEM 4.          RESERVED.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the NASDAQ Global Market under the symbol "MROE." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported by the NASDAQ Global Market:



                              Price Per Share
                    -----------------------------------
                          2009               2008       Dividends Declared
                    ---------------   ----------------- ------------------
Quarter              High      Low      High      Low      2009     2008
--------------------------------------------------------------------------
First Quarter       $ 9.23   $ 5.50   $ 16.25   $ 13.13   $ 0.13   $ 0.13
Second Quarter        9.50     7.16     14.83     11.75     0.01     0.13
Third Quarter         8.03     6.17     12.99     10.49     0.01     0.13
Fourth Quarter        7.75     5.50     12.00      6.00     0.01     0.13


In each quarter during 2009 and 2008, the Company declared and paid the cash dividends listed in the table above for a per share total of $0.16 and $0.52 for 2009 and 2008, respectively. The Company has paid a regular cash dividend for over 28 consecutive years. The Company currently expects, but can give no assurance, that cash dividends will continue to be paid in the future or that future dividends, if paid, will be comparable to the amounts paid in recent years.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Total shareholders' equity of the Bank at December 31, 2009 was $73,257,000 of which $71,889,000 was restricted from dividend distribution to the Company. The Company does not anticipate that this regulatory limitation will affect the future payment of dividends.

As of March 12, 2010, there were approximately 251 shareholders of record.

During 2009, no stock options were exercised and there were no sales of unregistered securities.

Stock Repurchased During 2009
-----------------------------

None.

The stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of December 31, 2009, the Board of Directors has not determined when stock repurchases will recommence. The Company's most recent stock repurchase transaction took place on August 7, 2007.


ITEM 6.            SELECTED FINANCIAL DATA.

The information required under this item is incorporated by reference to pages 5 through 6 of the Company's 2009 Annual Report to Shareholders under the caption "Five-Year Financial Summary."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required under this item is incorporated by reference to pages 7 through 21 of the Company's 2009 Annual Report to Shareholders under the caption "Management's Discussion and Analysis."


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.

The information required under this item is incorporated by reference to pages 13 through 14 of the Company's 2009 Annual Report to Shareholders under the caption "Management's Discussion and Analysis - Interest Rate Sensitivity and Disclosures about Market Risk."


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 23 through 47 of the Company's 2009 Annual Report to Shareholders.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

ITEM 9B.          OTHER INFORMATION.

None.

                                    PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.          EXECUTIVE COMPENSATION.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 11 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

                                Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                                                                     remaining available
                               Number of securities                                  for future issuance
                                to be issued upon           Weighted-average             under equity
                                   exercise of             exercise price of          compensation plans
                               outstanding options,       outstanding options,      (excluding securities
Plan category                  warrants and rights        warrants and rights      reflected in column (a))
-----------------------------------------------------------------------------------------------------------
                                       (a)                        (b)                        (c)
-----------------------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   securities holders                 268,000                   $ 18.3431                       --
Equity compensation
   plans not approved
   by security holders                    --                          --                        --
                           --------------------------------------------------------------------------------
        Total                         268,000                   $ 18.3431                       --
                           ================================================================================

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 12 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 12, with the exception of the table presented above, is incorporated herein by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 13 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 14 is not set forth herein because the Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

                                    PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                                                                   Page Number *
                                                                   -------------

(a) 1.   Financial Statements:
            Report of Independent Registered Public Accounting Firm.......22
            Consolidated balance sheets at
                December 31, 2009 and 2008................................23
            Consolidated income statements, years ended
                December 31, 2009, 2008 and 2007..........................24
            Consolidated statements of shareholders' equity,
                years ended December 31, 2009, 2008 and 2007............  25
            Consolidated statements of cash flows, years ended
                December 31, 2009, 2008 and 2007..........................26
            Notes to consolidated financial statements....................27

* The page numbers indicated refer to pages of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2009, which is incorporated herein by reference.

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

(a) 3.   Exhibits:

Exhibit No:                         Description of Exhibit:
------------                        ----------------------

3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000.

3(ii) Monroe Bancorp Amended and Restated By-laws, amended July 23, 2009, are incorporated by reference to registrant's Form 8-K filed July 24, 2009.

4 Indenture dated as of July 17, 2009 by and between Wells Fargo Bank, N.A., and Monroe Bancorp is incorporated by reference to registrant's Form 8-K filed July 23, 2009.

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

10(xi)* Schedule of Director Compensation is incorporated by reference to registrant's Form 8-K filed December 21, 2009.

10(xii)* Schedule of Executive Officer Compensation is incorporated by reference to registrant's Form 8-K filed December 21, 2009.

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

13             Annual Report to Shareholders for the year ended December 31,
               2009.

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

(c) Financial Statement Schedules.

All schedules are omitted as the required information either is not applicable or is included in the 2009 Annual Report to Shareholders or related notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2010.

                                    MONROE BANCORP

                            By: /s/ Mark D. Bradford
                                ------------------------------------------------
                                    Mark D. Bradford, President, Chief Executive
                                    Officer, (Principal Executive Officer)


                            By: /s/ Gordon M. Dyott
                                ------------------------------------------------
                                    Gordon M. Dyott
                                    Executive Vice President, Chief Financial
                                    Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title/Capacity
---------                                   --------------
Date
----

/s/ Mark D. Bradford                 President, Chief Executive Officer
---------------------------------    (Principal Executive Officer) and Director
Mark D. Bradford
Date: March 11, 2010

/s/ Gordon M. Dyott                  Executive Vice President, Chief Financial
---------------------------------    Officer (Principal Financial Officer)
Gordon M. Dyott
Date: March 11, 2010

/s/ David T. Meier                   Vice President, Director of Finance
---------------------------------    (Principal Accounting Officer)
David T. Meier
Date: March 10, 2010

/s/ Charles R. Royal, Jr.            Director, Chairman
---------------------------------
Charles R. Royal, Jr.
Date: March 11, 2010

/s/ James D. Bremner                 Director
---------------------------------
James D. Bremner
Date: March 12, 2010

/s/ Bradford J. Bomba, Jr. M.D.      Director
---------------------------------
Bradford J. Bomba, Jr. M.D.
Date: March 11, 2010

                                     Director
---------------------------------
Steven R. Crider

/s/ James G. Burkhart                Director
---------------------------------
James G. Burkhart
Date: March 15, 2010

/s/ Joyce Claflin Harrell            Director
---------------------------------
Joyce Claflin Harrell
Date: March 11, 2010

/s/ Harry F. McNaught, Jr.           Director
---------------------------------
Harry F. McNaught, Jr.
Date: March 11, 2010

/s/ Paul W. Mobley                   Director
---------------------------------
Paul W. Mobley
Date: March 10, 2010