Form 10-Q
period 2010-03-31
MONROE BANCORP
filed 2010-05-10
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No  [X]

Outstanding Shares of Common Stock on May 7, 2010:  6,228,635

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                                                                           Page No.
                                                                                           -------
Part I. Financial Information:


    Item 1.    Financial Statements:

                  Consolidated Condensed Balance Sheets.......................................3

                  Consolidated Condensed Statements of Operations - Three Months..............4

                  Consolidated Condensed Statement of Shareholders' Equity....................5

                  Consolidated Condensed Statements of Cash Flows.............................6

                  Notes to Consolidated Condensed Financial Statements........................7

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................................15

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................24

    Item 4.    Controls and Procedures.......................................................25

Part II.  Other Information:

    Item 1.    Legal Proceedings.............................................................26

    Item 1A.   Risk Factors..................................................................26

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...................26

    Item 3.    Defaults Upon Senior Securities...............................................26

    Item 4.    (Removed and Reserved)........................................................26

    Item 5.    Other Information.............................................................26

    Item 6.    Exhibits......................................................................27

Signatures...................................................................................29

Exhibit Index................................................................................30


         Part I. Financial Information
         Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                     March 31,   December 31,
                                                                                       2010         2009
                                                                                    (Unaudited)
                                                                                    -----------  -----------
Assets
         Cash and due from banks .................................................   $  10,161    $  14,394
         Federal funds sold ......................................................      33,602       14,154
         Interest-earning deposits ...............................................      24,913       21,583
                                                                                     ---------    ---------
               Total cash and cash equivalents ...................................      68,676       50,131

         Interest-bearing time deposits ..........................................       7,750         --
         Trading securities, at fair value .......................................       3,536        3,385
         Investment securities:
              Available for sale .................................................     124,174      110,813
              Held to maturity (fair value of $7,014 and $7,059) .................       6,943        7,052
                                                                                     ---------    ---------
                   Total investment securities ...................................     131,117      117,865

         Loans ...................................................................     566,865      584,139
         Allowance for loan losses ...............................................     (15,898)     (15,256)
                                                                                     ---------    ---------
              Net loans ..........................................................     550,967      568,883
         Loans held for sale .....................................................       2,211        3,226
         Premises and equipment ..................................................      19,704       19,879
         Federal Home Loan Bank of Indianapolis stock, at cost ...................       2,353        2,353
         Other assets ............................................................      37,196       36,729
                                                                                     ---------    ---------
                        Total assets .............................................   $ 823,510    $ 802,451
                                                                                     =========    =========

Liabilities
         Deposits:
              Noninterest-bearing ................................................   $  93,043    $  90,033
              Interest-bearing ...................................................     576,608      544,221
                                                                                     ---------    ---------
                   Total deposits ................................................     669,651      634,254

         Borrowings ..............................................................      90,322      106,056
         Other liabilities .......................................................       7,471        5,939
                                                                                     ---------    ---------
                        Total liabilities ........................................     767,444      746,249

Commitments and Contingent Liabilities

Shareholders' Equity
         Common stock, no-par value
             Authorized, 18,000,000 shares
             Issued and outstanding - 6,228,547 and 6,227,550 shares, respectively         137          137
         Additional paid-in capital ..............................................       4,400        4,391
         Retained earnings .......................................................      51,443       51,607
         Accumulated other comprehensive income ..................................         108           89
         Unearned ESOT shares ....................................................         (22)         (22)
                                                                                     ---------    ---------
                        Total shareholders' equity ...............................      56,066       56,202
                                                                                     ---------    ---------
                        Total liabilities and shareholders' equity ...............   $ 823,510    $ 802,451
                                                                                     =========    =========

         See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                             ------------------
                                                                              2010       2009
                                                                             -------    -------
Interest Income
        Loans, including fees ............................................   $ 7,620    $ 8,511
        Trading securities ...............................................        81         18
        Investment securities
             Taxable .....................................................       513        574
             Tax exempt ..................................................        24        253
        Federal funds sold ...............................................         9          7
        Other interest income ............................................        37         15
                                                                             -------    -------
                       Total interest income .............................     8,284      9,378
                                                                             -------    -------

Interest Expense
        Deposits .........................................................     1,994      3,090
        Short-term borrowings ............................................        22         20
        Other borrowings .................................................       692        326
                                                                             -------    -------
                       Total interest expense ............................     2,708      3,436
                                                                             -------    -------
                       Net interest income ...............................     5,576      5,942
        Provision for loan losses ........................................     3,200      2,600
                                                                             -------    -------
                       Net interest income after provision for loan losses     2,376      3,342
                                                                             -------    -------

Noninterest Income
        Fiduciary activities .............................................       622        527
        Service charges on deposit accounts ..............................       744        811
        Commission income ................................................       225        171
        Gains on sales of available for sale securities ..................       106      1,028
        Losses on sales of trading securities ............................        (1)      --
        Unrealized gains (losses) on trading securities ..................        64       (132)
        Net gains on loans sales .........................................       249        290
        Debit card interchange fees ......................................       314        277
        Bank owned life insurance (BOLI) .................................       160        151
        Net gain (loss) on foreclosed assets .............................        63        (10)
        Other operating income ...........................................       164        149
                                                                             -------    -------
                       Total other income ................................     2,710      3,262
                                                                             -------    -------

Noninterest Expenses
        Salaries and employee benefits ...................................     2,882      2,964
        Net occupancy and equipment expense ..............................       898        928
        Advertising ......................................................       136        129
        Legal fees .......................................................       164        126
        Appreciation (depreciation) in directors' and executives'
             deferred compensation plans .................................       140       (118)
        Federal Deposit Insurance Corporation premiums ...................       267        283
        Other operating expense ..........................................       930        911
                                                                             -------    -------
                       Total other expenses ..............................     5,417      5,223
                                                                             -------    -------

                       Income (loss) before income tax ...................      (331)     1,381
                       Income tax expense (benefit) ......................      (229)       274
                                                                             -------    -------
                                     Net income (loss) ...................   $  (102)   $ 1,107
                                                                             =======    =======

        Basic earnings per share .........................................   $(0.016)   $ 0.178
        Diluted earnings per share .......................................   $(0.016)   $ 0.178
        Dividends declared and paid per share ............................   $  0.01    $  0.13

        See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                           For the Three Months Ended
                                 March 31, 2010
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                            Unearned
                                         Common Stock                                        Accumulated    Employee
                                      ------------------- Additional                            Other         Stock
                                         Shares             Paid in  Comprehensive Retained Comprehensive   Ownership
                                      Outstanding  Amount   Capital  Income (Loss) Earnings     Income    Trust Shares   Total
                                      ------------------------------------------------------------------------------------------
Balances January 1, 2010.............  6,227,550   $ 137    $ 4,391                $ 51,607      $  89       $ (22)    $ 56,202

Comprehensive Income:
  Net loss for the period............                                    $ (102)       (102)                               (102)
  Other comprehensive income -
    Unrealized gain on securities,
    net of tax and reclassification
    adjustment.......................                                        19                     19                       19
                                                                         ------
Comprehensive Income.................                                    $  (83)
                                                                         ======
ESOT shares earned (forfeited).......                            (2)                                                         (2)
Stock option compensation
     expense.........................                             4                                                           4
Common stock issued..................        997                  7                                                           7
Cash dividend ($0.01 per share)......                                                   (62)                                (62)
                                       ----------------------------                --------------------------------------------
Balances March 31, 2010..............  6,228,547   $ 137    $ 4,400                $ 51,443      $ 108       $ (22)    $ 56,066
                                       ============================                ============================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ----------------------
                                                                                  2010         2009
                                                                                ---------    ---------
Operating Activities
       Net income (loss) ....................................................   $    (102)   $   1,107
       Adjustments to reconcile net income to net cash provided
               by operating activities:
            Provision for loan losses .......................................       3,200        2,600
            Depreciation and amortization ...................................         302          309
            Deferred income tax .............................................        (915)        (419)
            Investment securities accretion, net ............................         (64)         (10)
            Available for sale securities gains including redemptions .......        (106)      (1,028)
            Trading securities losses including redemptions .................           1         --
            Net change in trading securities ................................         (88)         145
            Loss on disposal of premises and equipment ......................        --              1
            Origination of loans held for sale ..............................     (13,568)     (20,741)
            Proceeds from sale of loans held for sale .......................      14,832       19,762
            Gain on sale of loans held for sale .............................        (249)        (290)
            ESOT shares earned (forfeited) ..................................          (2)          (3)
            (Gain) loss on foreclosed assets ................................         (63)          10
            Stock-based compensation expense ................................           4            7
            Net change in:
                 Interest receivable and other assets .......................         479            5
                 Interest payable and other liabilities .....................       1,532        1,114
                                                                                ---------    ---------
                           Net cash provided by operating activities ........       5,193        2,569
                                                                                ---------    ---------

Investing Activities
       Net change in interest-bearing time deposits .........................      (7,750)        --
       Purchase of securities available for sale ............................    (124,196)    (134,407)
       Proceeds from paydowns and maturities of securities available for sale      92,446      111,107
       Proceeds from paydowns and maturities of securities held to maturity .         109         --
       Proceeds from sales of securities available for sale .................      18,526       37,267
       Net change in loans ..................................................       8,967          265
       Purchase of premises and equipment ...................................        (127)        (677)
       Proceeds from sale of foreclosed assets ..............................         261           90
                                                                                ---------    ---------
                           Net cash provided (used) by investing activities .     (11,764)      13,645
                                                                                ---------    ---------

Financing Activities
       Net change in:
            Noninterest-bearing, interest-bearing demand and savings deposits      21,605       20,860
            Certificates of deposit .........................................      13,792       (9,482)
            Borrowings ......................................................     (10,213)       1,697
       Proceeds from Federal Home Loan Bank advances ........................        --         10,000
       Repayments of Federal Home Loan Bank advances ........................         (13)     (18,012)
       Proceeds from sale of common stock ...................................           7         --
       Cash dividends paid ..................................................         (62)        (809)
                                                                                ---------    ---------
                           Net cash provided by financing activities ........      25,116        4,254
                                                                                ---------    ---------
Net Change in Cash and Cash Equivalents .....................................      18,545       20,468
Cash and Cash Equivalents, Beginning of Period ..............................      50,131       23,721
                                                                                ---------    ---------
Cash and Cash Equivalents, End of Period ....................................   $  68,676    $  44,189
                                                                                =========    =========

Supplemental cash flow disclosures
       Interest paid ........................................................   $   2,450    $   3,536
       Income tax paid ......................................................        --           --

        See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                       (Table dollar amounts in thousands)
                                 March 31, 2010
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------
The consolidated condensed financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly owned subsidiary, Monroe Bank, a state chartered bank (the "Bank") and the Bank's wholly owned subsidiaries, Sycamore Property Investments, LLC, HIE Enterprises, LLC and MB Portfolio Management, Inc. ("MB") and MB's wholly owned subsidiary MB REIT, Inc. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2009, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at March 31, 2010, and for the three months ended March 31, 2010 and 2009, have not been audited by independent accountants, but reflect, in the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

The consolidated condensed balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the period are not necessarily indicative of the results to be expected for the year.

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings per share was as follows:

                                                    Three months ended
                                              ------------------------------
                                              March 31, 2010  March 31, 2009
                                              --------------  --------------

Net income (loss) ...........................   $      (102)    $     1,107
                                                ===========     ===========
Weighted average shares outstanding .........     6,227,600       6,227,550
Average unearned ESOT shares ................        (1,838)         (6,913)
                                                -----------     -----------
Shares used to compute basic earnings
     per share ..............................     6,225,762       6,220,637
Effect of dilutive securities - stock options          --              --
                                                -----------     -----------
Shares used to compute diluted earnings
     per share ..............................     6,225,762       6,220,637
                                                ===========     ===========

Earnings (loss) per share, basic ............   $    (0.016)    $     0.178
Earnings (loss) per share, diluted ..........   $    (0.016)    $     0.178

Options to purchase 30,000 shares at $6.00 per share, 5,500 shares at $10.12 per share, 16,500 shares at $12.73 per share, 11,000 shares at $14.73 per share, 25,000 shares of common stock at $16.00 per share, 10,000 shares of common stock at $16.83, and 170,000 shares of common stock at $22.00 per share were outstanding at March 31, 2010 and options to purchase 5,500 shares at $10.12 per share, 27,500 shares at $12.05 per share, 19,250 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16.00 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22.00 per share were outstanding at March 31, 2009, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively because the options were antidilutive.

Note 3:  Investment Securities
------------------------------

                                                                                Gross       Gross
                                                                Amortized  Unrealized  Unrealized        Fair
                                                                     Cost       Gains      Losses       Value
                                                                ---------------------------------------------
As of March 31, 2010
Available for Sale
            Federal Agencies ................................    $ 77,879    $     56    $     35    $ 77,900
            State and municipal .............................         318        --          --           318
            Residential mortgage-backed securities (agencies)      42,803         246         105      42,944
            Marketable equity securities ....................       3,012        --          --         3,012
                                                                 --------    --------    --------    --------
               Total available for sale .....................     124,012         302         140     124,174
                                                                 --------    --------    --------    --------

Held to Maturity
            Federal Agencies ................................       1,002          57        --         1,059
            State and municipal .............................       5,941          28          14       5,955
                                                                 --------    --------    --------    --------
               Total held to maturity .......................       6,943          85          14       7,014
                                                                 --------    --------    --------    --------

               Total investment securities ..................    $130,955    $    387    $    154    $131,188
                                                                 ========    ========    ========    ========


As of December 31, 2009
Available for Sale
            Federal Agencies ................................    $ 71,996    $     59    $     48    $ 72,007
            Corporate Bonds .................................       1,000        --          --         1,000
            State and municipal .............................       1,843           2        --         1,845
            Residential mortgage-backed securities (agencies)      32,831         260         117      32,974
            Marketable equity securities ....................       3,013        --            26       2,987
                                                                 --------    --------    --------    --------
               Total available for sale .....................     110,683         321         191     110,813
                                                                 --------    --------    --------    --------

Held to Maturity
            Federal Agencies ................................       1,002          61        --         1,063
            State and municipal .............................       6,050          36          90       5,996
                                                                 --------    --------    --------    --------
               Total held to maturity .......................       7,052          97          90       7,059
                                                                 --------    --------    --------    --------

               Total investment securities ..................    $117,735    $    418    $    281    $117,872
                                                                 ========    ========    ========    ========

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Available for Sale      Held to Maturity
                                                    ---------------------   ---------------------
                                                    Amortized        Fair   Amortized        Fair
                                                         Cost       Value        Cost       Value
                                                    ---------------------   ---------------------
Within one year .................................    $   --      $   --      $  2,000    $  2,028
One to five years ...............................      78,197      78,218       1,002       1,059
Five to ten years ...............................        --          --         3,941       3,927
Over ten years ..................................        --          --          --          --
                                                     --------    --------    --------    --------
                                                       78,197      78,218       6,943       7,014

Residential mortgage-backed securities (agencies)      42,803      42,944        --          --
Marketable equity securities ....................       3,012       3,012        --          --
                                                     --------    --------    --------    --------

   Totals .......................................    $124,012    $124,174    $  6,943    $  7,014
                                                     ========    ========    ========    ========

Securities with a carrying value of $64,629,000 and $85,854,000 were pledged at March 31, 2010 and December 31, 2009, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale were $18,526,000 and $37,267,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. Gross gains of $102,000 and $1,024,000 were realized on first quarter sales in 2010 and 2009, respectively. During the first quarter of 2010 and 2009, the Bank realized gains of $4,000 and $4,000 on redeemed available for sales securities.

There were no sales of held to maturity securities during the three months ended March 31, 2010 or March 31, 2009.

Trading securities, which consist of mutual funds held in a rabbi trust associated with the directors' and executives' deferred compensation plans, are recorded at fair value. Unrealized holding gains on trading securities of $64,000 were included in earnings in the three months ended March 31, 2010 and unrealized holding losses on trading securities of $132,000 were included as an offset to earnings in the three months ended March 31, 2009.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2010 and December 31, 2009 was $50,414,000 and $51,162,000, which is approximately 38.4 percent and 43.4 percent respectively, of the Company's available for sale and held to maturity investment portfolio.

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

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

                                                                                March 31, 2010
                                                   ---------------------------------------------------------------------
                                                    Less than 12 Months     12 Months or More             Total
                                                   ---------------------------------------------------------------------
                                                               Unrealized             Unrealized              Unrealized
Description of Securities                          Fair Value    Losses   Fair Value    Losses    Fair Value    Losses
                                                   ----------  ---------- ----------  ----------  ----------  ----------
U.S. government agencies ........................    $33,459    $   (35)    $  --       $  --       $33,459    $   (35)
Residential mortgage-backed securities (agencies)     13,028       (105)       --          --        13,028       (105)
State and political subdivisions ................      3,927        (14)       --          --         3,927        (14)
                                                     -------    -------     -------     -------     -------    -------

Total temporarily impaired securities ...........    $50,414    $  (154)    $  --       $  --       $50,414    $  (154)
                                                     =======    =======     =======     =======     =======    =======

                                                                              December 31, 2009
                                                   ---------------------------------------------------------------------
                                                    Less than 12 Months     12 Months or More             Total
                                                   ---------------------------------------------------------------------
                                                               Unrealized             Unrealized              Unrealized
Description of Securities                          Fair Value    Losses   Fair Value    Losses    Fair Value    Losses
                                                   ----------  ---------- ----------  ----------  ----------  ----------

U.S. government agencies ........................    $37,649    $   (48)    $  --       $  --       $37,649    $   (48)
Residential mortgage-backed securities (agencies)      6,566       (117)       --          --         6,566       (117)
State and political subdivisions ................      3,960        (90)       --          --         3,960        (90)
Marketable equity securities ....................       --         --         2,987         (26)      2,987        (26)
                                                     -------    -------     -------     -------     -------    -------

Total temporarily impaired securities ...........    $48,175    $  (255)    $ 2,987     $   (26)    $51,162    $  (281)
                                                     =======    =======     =======     =======     =======    =======

The unrealized losses on the Company's investments in direct obligations of U.S. government agencies, mortgage-backed securities and municipal securities were primarily caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Note 4:  Fair Value Measurements
--------------------------------

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 has been applied prospectively as of the beginning of the period.

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

     Level 1: Quoted prices in active markets for identical assets or liabilities,

     Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities,

     Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Below is a description of the valuation methodologies used for instruments measured at fair value on a recurring and non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Trading and Available for Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, certain market information, and quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's term and conditions. Level 2 securities include federal agencies, residential mortgage-backed securities (agencies) and municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. At this time the Company has no securities classified as Level 3 securities. The Company obtains fair value measurements from an independent pricing service.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value include using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Other Real Estate Owned

Other real estate owned are reported at fair value less cost to sell and are measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring and non-recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall:

                                                                 Fair Value Measurements Using
                                                        --------------------------------------------
                                                        Quoted Prices in   Significant
                                                          Active Markets         Other   Significant
                                                           for Identical    Observable  Unobservable
                                                                  Assets        Inputs        Inputs
                                                Fair Value     (Level 1)     (Level 2)     (Level 3)
                                                ----------------------------------------------------
As of March 31, 2010
--------------------
Fair value measured on a recurring basis
Trading securities .........................      $  3,536      $  3,536      $   --        $   --
Available for sale securities
    Federal agencies .......................        77,900          --          77,900          --
    State and municipal ....................           318          --             318          --
    Mortgage-backed securities .............        42,944          --          42,944          --
    Marketable equity securities ...........         3,012         3,012          --            --
                                                  --------      --------      --------      --------
        Total ..............................      $124,174      $  3,012      $121,162      $   --
                                                  ========      ========      ========      ========

Fair value measured on a non-recurring basis
Impaired loans (collateral dependent), net
   of specific allowance ...................      $ 16,361      $   --        $   --        $ 16,361
Other real estate owned ....................          --            --            --            --

As of December 31, 2009
-----------------------
Fair value measured on a recurring basis
Trading securities .........................      $  3,385      $  3,385      $   --        $   --
Available for sale securities
    Federal agencies .......................        72,007          --          72,007          --
    Corporate bonds ........................         1,000          --           1,000          --
    State and municipal ....................         1,845          --           1,845          --
    Mortgage-backed securities .............        32,974          --          32,974          --
    Marketable equity securities ...........         2,987         2,987          --            --
                                                  --------      --------      --------      --------
        Total ..............................      $110,813      $  2,987      $107,826      $   --
                                                  ========      ========      ========      ========

Fair value measured on a non-recurring basis
Impaired loans (collateral dependent), net
   of specific allowance ...................      $ 12,287      $   --        $   --        $ 12,287
Other real estate owned ....................         3,080          --            --           3,080

The following methods and assumptions were used to estimate the fair value of all other financial instruments not recognized in the accompanying balance sheet:

Cash, Cash Equivalents and Interest-Bearing Time Deposits - The fair value of cash, cash equivalents and interest-bearing time deposits approximates carrying value.

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

Borrowings - The fair value of Federal Home Loan Bank advances and other long-term debt are estimated using a discounted cash flow calculation, based on current rates for similar debt. For short-term borrowings, carrying value approximates fair value.

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

The estimated fair values of the Company's financial instruments are as follows:

                                                   March 31, 2010
                                               ---------------------
                                               Carrying         Fair
                                                 Amount        Value
                                               ---------------------
Assets
  Cash and cash equivalents ..............     $ 68,676     $ 68,676
  Interest-bearing time deposits .........        7,750        7,750
  Trading account securities .............        3,536        3,536
  Investment securities available for sale      124,174      124,174
  Investment securities held to maturity .        6,943        7,014
  Loans including loans held for sale, net      553,178      557,138
  Interest receivable ....................        2,311        2,311
  Stock in FHLB ..........................        2,353        2,353

Liabilities
  Deposits ...............................      669,651      653,208
  Borrowings .............................       90,322       87,916
  Interest payable .......................        1,176        1,176

Off-Balance Sheet Commitments ............         --           --


                                                 December 31, 2009
                                               ---------------------
                                               Carrying         Fair
                                                 Amount        Value
                                               ---------------------
Assets
Cash and cash equivalents ................     $ 50,131     $ 50,131
Trading account securities ...............        3,385        3,385
Investment securities available for sale .      110,813      110,813
Investment securities held to maturity ...        7,052        7,059
Loans including loans held for sale, net .      572,109      574,568
Interest receivable ......................        2,402        2,402
Stock in FHLB ............................        2,353        2,353

Liabilities
Deposits .................................      634,254      613,354
Borrowings ...............................      106,056       99,511
Interest payable .........................          918          918

Off-Balance Sheet Commitments ............         --           --

Note 5:  Accumulated Other Comprehensive Income (Loss)
------------------------------------------------------

                                                                     Three Months Ended
                                                                          March 31
                                                                    --------------------
                                                                      2010         2009
                                                                    -------      -------
Net unrealized gain on securities available-for-sale ..........     $   135      $   650
Less:  reclassification adjustment for gains included in income         106        1,028
                                                                    -------      -------
    Other comprehensive loss, before tax effect ...............          29         (378)
Tax benefit (expense) .........................................         (10)         132
                                                                    -------      -------
    Other comprehensive income (loss) .........................     $    19      $  (246)
                                                                    =======      =======

Note 6:  Borrowings
-------------------
On July 17, 2009, $13 million of Tier 2 capital was raised through the issuance of Subordinated Debentures. The Subordinated Debentures were issued as the result of a public offering. The Subordinated Debentures carry an interest rate of 10 percent and will mature on June 30, 2019. The Company has the right to call the Subordinated Debentures at any time after three years. The Subordinated Debentures were issued pursuant to the prospectus filed as part of the Company's registration statement under the Securities Act of 1933. On July 23, 2009, the Company's Board of Directors voted to provide $10 million of the net proceeds of the offering to the Bank, as additional capital, with the remaining proceeds to be used by the Company for general corporate purposes.

Note 7:  Reclassifications
--------------------------
Reclassifications of certain amounts in the 2009 consolidated condensed financial statements have been made to conform to the 2010 presentation.

Note 8:  Contingencies
----------------------
The Company and Bank are from time to time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 9:  New Accounting Pronouncements
--------------------------------------
In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets. The FASB Board's objective in issuing this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. Management has determined the adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

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

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures About Fair Value Measurements," which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. Management has determined the adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result did not have a material effect on the Company's financial position or results of operations. This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company's reporting period ending March 31, 2011. Management has determined the adoption of this guidance will not have a material effect on the Company's financial position or results of operations.

Note 10:  Subsequent Events
---------------------------
Subsequent events have been evaluated for potential recognition and disclosure through the date financial statements were issued. In April 2010, a former employee, who was still insured under the Company's Bank Owned Life Insurance ("BOLI") program, passed away. This unfortunate event is projected to create a tax exempt gain of approximately $520,000 for the Bank in the second quarter of 2010.

Item 2.     Management's Discussion and Analysis of Financial Condition and
-------     Results of Operations
            ---------------------------------------------------------------
                       (Table dollar amounts in thousands)

General
-------
Monroe Bancorp is a one-bank holding company formed under Indiana law in 1984. The Company holds all of the outstanding stock of Monroe Bank, which was formed in 1892. Banking is the primary business activity of the Company.

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from seventeen locations in Monroe, Jackson, Lawrence, Hendricks and Hamilton counties in Indiana. Approximately 78 percent of the Bank's deposits are in Monroe County and are concentrated in and around the city of Bloomington.

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

Critical Accounting Policies
----------------------------
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements on pages 27 to 28 of the 2009 Annual Report to Shareholders. Certain of these policies are important to the portrayal of the Company's financial condition, since they require Management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified these policies in the Critical Accounting Policies section of the Management's Discussion and Analysis on pages 9 to 10 of the 2009 Annual Report to Shareholders. There have been no changes in these critical accounting policies since the date of the 2009 Annual Report to Shareholders.

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

Results of Operations
---------------------

Overview
--------
The Company had a net loss for the first quarter of 2010 of $102,000, a 109.2 percent decrease from net income of $1,107,000 for the same quarter last year. Basic and diluted earnings per share for the first quarter of 2010 were $(0.016), down 109.0 percent from $0.178 per basic and diluted share for the first quarter of 2009. Annualized return on average equity for the first quarter of 2010 decreased to (0.74) percent compared to 8.00 percent for the first quarter of 2009. The annualized return on average assets was (0.05) percent for the first quarter of 2010 compared to 0.54 percent for the same period of 2009.

The decline in net income resulted primarily from a an increase in the provision for loan losses, a decrease in gains from the sale of available for sale ("AFS") securities, and interest expense on the subordinated debt that was issued in July 2009. The provision for loan losses totaled $3,200,000 for the first quarter of 2010 compared to $2,600,000 for the same period of 2009. Gains from the sale of AFS securities totaled $106,000 for the first quarter of 2010 compared to $1,028,000 for the same period of 2009. The interest expense on the subordinated debt totaled $325,000 for the first quarter of 2010. Net interest income for the first quarter of 2010, after the provision for loan losses, decreased $966,000, or 28.9 percent from the first quarter of 2009.

The following items affected first quarter results:

     o General Economic Conditions in the Real Estate Markets - Among the primary areas of Management focus during 2009 and 2010 were managing the deterioration of asset quality resulting from slowing economic activity and stresses in the residential housing markets. Nonperforming assets and 90-day past due loans totaled $33,968,000 (4.12 percent of total assets) at March 31, 2010 compared to $25,424,000 (3.17 percent of total assets) at December 31, 2009 and $17,289,000 (2.10 percent of total assets) at March 31, 2009. The provision for loan losses for the three months ended March 31, 2010 totaled $3,200,000, a $600,000 increase over the $2,600,000 provision made during the same period of 2009 due to Management's assessment of potential losses in the Bank's loan portfolio.
     o Securities Gains - Securities gains of $106,000 were realized from sales of AFS securities during the first three months of 2010 compared to $1,028,000 in the same period of 2009.
     o Subordinated debt interest expense - Subordinated debt interest expense incurred in the first quarter of 2010 totaled $325,000. The Company issued $13,000,000 of subordinated debt on July 17, 2009.
     o Trust and Commission Income - Trust fees grew $95,000 or 18.0 percent and commission income grew $54,000 or 31.6 percent in the three months ended March 31, 2010 compared to the same period of 2009 due to an improving stock market and an increase in trust assets under management. Trust assets under management reached $352,972,000 at March 31, 2010, growing 20.4 percent, or $59,729,000 over the $293,243,000 at March 31, 2009. Management does not anticipate that trust assets will sustain this rate of growth on an ongoing basis.
     o Compensation Expenses - Total compensation expenses (salaries, incentive compensation and benefits) decreased by $82,000 or 2.8 percent to $2,882,000 for the first three months of 2010 compared to $2,964,000 for the first three months of 2009 due primarily to a reduction in staff levels.

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

                                                                           Average Balance Sheets and Interest Rates
                                                              -------------------------------------------------------------------
                                                              Three Months Ended March 31, 2010 Three Months Ended March 31, 2009
                                                              --------------------------------- ---------------------------------
                                                                Average           Average Rate    Average           Average Rate
                                                                Balance  Interest (annualized)    Balance  Interest (annualized)
                                                                -------  -------- ------------    -------  -------- ------------
                        ASSETS
Interest earning assets
     Securities
          Taxable .........................................    $ 110,267  $  583      2.14%      $  77,501  $  596      3.12%
          Tax-exempt (1) ..................................        6,852      36      2.15%         33,227     383      4.68%
                                                               ---------  ------                 ---------  ------
               Total securities ...........................      117,119     619      2.14%        110,728     979      3.59%

     Loans (2) ............................................      578,289   7,621      5.34%        632,877   8,512      5.45%
     FHLB Stock ...........................................        2,353      11      1.90%          2,312      (4)    -0.70%
     Federal funds sold ...................................       29,079       9      0.13%         16,029       7      0.18%
     Interest-earning deposits ............................       33,478      34      0.41%          7,789      15      0.78%
     Interest-bearing time deposits .......................        1,070       3      1.14%           --      --        0.00%
                                                               ---------  ------                 ---------  ------
                 Total interest earning assets ............      761,388   8,297      4.42%        769,735   9,509      5.01%
                                                               ---------  ------                 ---------  ------

Noninterest earning assets
    Allowance for loan losses .............................      (15,927)                          (11,821)
     Premises and equipment & other assets ................       64,824                            56,053
     Cash and due from banks ..............................       12,795                            12,747
                                                               ---------                         ---------
               Total assets ...............................    $ 823,080                         $ 826,714
                                                               =========                         =========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................    $ 562,242   1,994      1.44%      $ 599,119   3,090      2.09%
     Borrowed funds .......................................       98,743     714      2.93%         83,022     346      1.69%
                                                               ---------  ------                 ---------  ------
          Total interest-bearing liabilities ..............      660,985   2,708      1.66%        682,141   3,436      2.04%
                                                               ---------  ------                 ---------  ------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................       91,126                            79,257
     Other liabilities ....................................       14,701                             9,211
     Shareholders' equity .................................       56,268                            56,105
                                                               ---------                         ---------
                 Total liabilities and shareholders' equity    $ 823,080                         $ 826,714
                                                               =========                         =========


Interest margin recap
Net interest income and interest rate spread
     Tax-equivalent net interest income spread ............               $5,589      2.76%                 $6,073      2.97%
     Tax-equivalent net interest margin as a percent of
          total average earning assets ....................                           2.98%                             3.20%
Tax-equivalent adjustment (1) .............................                   13                               131
                                                                          ------                            ------

                Net interest income .......................               $5,576                            $5,942
                                                                          ======                            ======

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

Net Interest Income / Net Interest Margin (continued)
-----------------------------------------------------
Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earnings assets was 2.97 percent for the first three months of 2010, down from 3.13 percent for the same period in 2009. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, the tax-equivalent net interest margin as a percent of average earning assets was 2.98 percent for the first three months of 2010, down from 3.20 percent for the same period last year. The 22 basis point drop in the tax-equivalent net interest margin during the first three months of 2010 compared to the same period in 2009 was primarily the result of higher balances of nonperforming assets during the first quarter of 2010.

Net interest income was $5,576,000 for the three months ended March 31, 2010 compared to $5,942,000 for the same period in 2009, a decrease of 6.2 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $5,589,000 for the three months ended March 31, 2010 which was $484,000 less than the $6,073,000 in the same period in 2009.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first quarter of 2010 was $2,710,000 compared to $3,262,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income for the first quarter of 2010 was $2,646,000 compared to $3,394,000 for the same period of 2009, a decrease of $748,000 or
22.0 percent. The effect of the Company's deferred compensation plan for the first quarter of 2010 was a $64,000 increase in noninterest income compared to a $132,000 decrease in the same period of 2009.

Significant changes in noninterest income occurred primarily in the following areas:
     o Securities gains of $106,000 were realized from sales of AFS securities during the first quarter of 2010 compared to $1,028,000 in the same period of 2009.
     o Trust fees grew $95,000 or 18.0 percent and commission income grew $54,000 or 31.6 percent during the first quarter of 2010 compared to the same period of 2009 due to an improving stock market and an increase in trust assets under management.

Total noninterest expense was $5,417,000 for the first quarter of 2010 compared to $5,223,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the first quarter of 2010 was $5,272,000, a $65,000 or 1.2 percent decrease from $5,337,000 for the same period in 2009. The effect of the Company's deferred compensation plan for the first quarter of 2010 was a $145,000 increase in noninterest expense compared to a $114,000 decrease in the same period of 2009. Total compensation expenses (salaries, incentive compensation and benefits) decreased by $82,000 or 2.8 percent to $2,882,000 in the first quarter of 2010 compared to $2,964,000 in the first quarter of 2009.

Income Taxes
------------
The Company records a provision for income taxes currently payable, along with a provision for those taxes payable in the future. Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting. The major differences between the effective tax rate applied to the Company's financial statement income and the federal and state statutory rate of approximately 40 percent are interest on tax-exempt securities, the Bank's investment in CBAI CDE III, LLC, and the increase in cash surrender value of the Bank's owned life insurance.

The deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. The net deferred tax asset was $6,282,000 at March 31, 2010, an increase of $1,530,000 or 32.2 percent compared to $4,752,000 at March 31, 2009. The increase in the net deferred tax asset was primarily due to timing differences in the amount of provision for loan loss that was expensed in 2009 compared to the charge-offs experienced. Management estimates charge-offs in future periods will exceed provision for loan loss expense and the Company's projected future taxable income will enable the Company to utilize the net deferred tax asset. In the first quarter of 2010, the Company recorded an additional deferred tax asset valuation allowance of $161,000 to reduce deferred state tax assets to the amount Management concluded was expected to be utilized in future periods. The Company adjusts its unrecognized tax benefits as necessary when additional information becomes available. The reassessment of the

Company's unrecognized tax benefits may have a material impact on its effective tax rate in the period in which it occurs.

The Company's effective tax benefit rate was 69.2 percent for the first quarter of 2010 compared to an effective tax rate of 19.8 percent for the same period in 2009.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at March 31, 2010 were $823,510,000 an increase of
2.6 percent or $21,059,000 compared to $802,451,000 at December 31, 2009. Loans (including loans held for sale) totaled $569,076,000 at March 31, 2010 compared to $587,365,000 at December 31, 2009, a decrease of 3.1 percent. Deposits increased to $669,651,000 at March 31, 2010 compared to $634,254,000 at December 31, 2009, an increase of $35,397,000 or 5.6 percent, primarily due to a $17,688,000 increase in interest-bearing checking and NOW accounts and a $13,788,000 increase in certificates of deposit greater than $100,000. Borrowings decreased to $90,322,000 at March 31, 2010 compared to $106,056,000 at December 31, 2009, a 14.8 percent decrease primarily due to a $15,721,000 combined decrease in securities and loans sold under repurchase agreements.

Capital
-------
Shareholders' equity decreased by $136,000 at March 31, 2010 compared to December 31, 2009. This decrease was a result of quarterly net loss of $102,000, ESOT shares forfeited of $2,000, and dividends paid of $62,000 offset by option expense of $4,000, unrealized gain on securities in the Company's available for sale securities portfolio totaling $19,000 (net of tax) and common stock sold of $7,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2010 and December 31, 2009, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. Effective April 29, 2010, the Bank entered into a memorandum of understanding ("MOU") with the Federal Deposit Insurance Corporation (the "FDIC") and the Indiana Department of Financial Institutions (the "DFI"). The MOU is an informal administrative agreement in which the Bank has agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In accordance with the MOU, the Bank agreed among other things to maintaining a leverage capital ratio (tier 1 capital to average assets) of not less than 8.00 percent and a total risk-based capital ratio of not less than 12.00 percent.

The actual and required capital amounts and ratios are as follows:

                                                                     Required for          To Be Well
                                                      Actual       Adequate Capital (1)  Capitalized (1)
                                                  -----------------------------------------------------
                                                  Amount   Ratio     Amount   Ratio      Amount   Ratio
                                                  -----------------------------------------------------
As of March 31, 2010
--------------------
Total capital (1) (to risk-weighted assets)
Consolidated...................................  $ 80,810  13.77 %  $ 46,935   8.00 %        N/A    N/A
Bank...........................................    77,362  13.29      46,568   8.00     $ 58,210  10.00 %
Tier I capital (1) (to risk-weighted assets)
Consolidated...................................    60,371  10.29      23,468   4.00          N/A    N/A
Bank...........................................    69,979  12.02      23,284   4.00       34,926   6.00
Tier I capital (1) (to average assets)
Consolidated...................................    60,371   7.37      32,770   4.00          N/A    N/A
Bank...........................................    69,979   8.58      32,623   4.00       40,779   5.00

As of December 31, 2009
-----------------------
Total capital (1) (to risk-weighted assets)
Consolidated...................................  $ 82,066  13.86 %  $ 47,367   8.00 %        N/A    N/A
Bank...........................................    78,436  13.33      47,063   8.00     $ 58,828  10.00 %
Tier I capital (1) (to risk-weighted assets)
Consolidated...................................    61,568  10.40      23,684   4.00          N/A    N/A
Bank...........................................    70,985  12.07      23,531   4.00       35,297   6.00
Tier I capital (1) (to average assets)
Consolidated...................................    61,568   7.47      32,957   4.00          N/A    N/A
Bank...........................................    70,985   8.65      32,822   4.00       41,027   5.00

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

                                                          3/31/2010     12/31/2009    03/31/2009
                                                          --------------------------------------
Total Watch List Loans $                                     76,891         76,208        79,073
Number of Watch List Customers                                   81             69            67
Total Watch List $ > 30 Days Past Due                        31,846         32,728        22,370
Total Watch List $ Customers Secured by Real Estate          71,939         71,450        72,005
Total Watch List $ Secured by Non R/E                         3,313          3,103         6,878
Total Watch List $ Unsecured                                  1,639          1,655           190

As of March 31, 2010, 58.6 percent of the Watch List exposure was less than thirty days past due, compared to 57.1 percent as of December 31, 2009 and 71.7 percent as of March 31, 2009. Of the $76,891,000 of loans on the watch list on March 31, 2010, $56,465,000 (73.4 percent) were originated out of the Central Indiana (greater Indianapolis) offices.

Although the amount of loans internally classified has increased, Management believes that the Bank has sufficient collateral to reduce potential losses. The allowance for loan losses was $15,898,000, or 2.80 percent of portfolio loans (excluding loans held for sale) at March 31, 2010 compared to $15,256,000, or
2.61 percent of portfolio loans at December 31, 2009. A portion of classified loans are non-accrual loans. The Bank had nonperforming assets (non-accrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $33,968,000 or 4.12 percent of total assets at March 31, 2010 compared to $25,424,000 or 3.17 percent of total assets at December 31, 2009.

During the first quarter of 2010, the Bank had net loan charge-offs totaling $2,559,000 compared to $1,436,000 in the first quarter of 2009. Past due loans (30 days or more) were 6.18 percent of total loans at March 31, 2010 compared to
3.98 percent of total loans at March 31, 2009.

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

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis ("FHLB") and to obtain brokered certificates of deposit ("CDs"). FHLB advances were $17,358,000 at March 31, 2010 compared to $17,371,000 at December 31, 2009. At
March 31, 2010, the Company had excess borrowing capacity at the FHLB of $46,372,000 as limited by the FHLB collateral limit. In terms of managing the Company's liquidity, Management's primary focus is on increasing deposits to fund future growth.

Over the past year, the Company has also utilized alternative funding sources. In July 2005, the Company began using brokered CDs as an alternate source of funding. As of March 31, 2010, the Company had $52,312,000 of brokered CDs on its balance sheet, compared to $46,201,000 at December 31, 2009 and $68,062,000 at March 31, 2009.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders. During the past twelve months, the main source of funding for the holding company has been dividends from the Bank. During the first quarter of 2010, the Bank paid no dividends to the holding company. As of April 1, 2010, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $1,593,000, versus $1,368,000 at January 1, 2010. As discussed in Note 12 to the Consolidated Financial Statements (page 37 of the 2009 Annual Report to Shareholders) and Item 1 of the December 31, 2009 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Effective April 29, 2010, the Bank entered into a memorandum of understanding with the FDIC and DFI and will refrain from paying cash dividends without prior regulatory approval. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 6 of the consolidated condensed financial statements). During the three months ended March 31, 2010, $5,193,000 of cash was provided by operating activities, compared to $2,569,000 provided during the same period in 2009. The increase in the cash provided in this area was primarily a result of the $2,284,000 net increase in origination, proceeds from sale, and gain on sale of loans held for sale. During the first three months of 2010, $11,764,000 was used by investing activities, compared to $13,645,000 being provided in the same period of 2009. The increase in the cash used in this category occurred primarily due to the $27,082,000 net increase in the cash used in activities related to securities available for sale and held to maturity offset in part by a $9,232,000 increase in cash provided from loan activities. During the first three months of 2010, $25,116,000 of cash was provided by financing activities compared to $4,254,000 provided during the same period in 2009. The increase in cash provided by financing activities was primarily the result of a $23,274,000 increase in the net change in certificates of deposit.

Overall, net cash and cash equivalents increased $18,545,000 during the three months ended March 31, 2010 compared to an increase of $20,468,000 in the same period of 2009.

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

Forward-Looking Statements
--------------------------
This Quarterly Report on Form 10-Q contains forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) changes in competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) changes in prepayment speeds, charge-offs and loan loss provisions; (4) continued deterioration in general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affecting the business of the Company; (6) changes in real estate values or the real estate markets; (7) the Company's business development efforts in new markets in and around Hendricks and Hamilton Counties; (8) actions of the Federal Reserve Board; (9) changes in accounting principles and interpretations; and (10) actions of the Department of the Treasury and the Federal Deposit Insurance Corporation under the Emergency Economic Stabilization Act of 2008 and the Federal Deposit Insurance Act and other legislative and regulatory actions and reforms. These forward-looking statements speak only as of the date of this Form 10-Q and Monroe Bancorp undertakes no obligation to update any such forward-looking statement to reflect events or circumstances that occur after the date hereof. Further information on other factors which could affect the financial results of the Company are included in the Company's Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

The Company's interest-earning assets are primarily funded by interest-bearing liabilities. These financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. We are subject to interest rate risk to the extent that our interest-bearing liabilities with short and intermediate-term maturities reprice more rapidly, or on a different basis, than our interest-earning assets.

Management uses several techniques to measure interest rate risk. Interest rate risk exposure is measured using an interest rate sensitivity analysis to determine the change in the net economic value (Economic Value of Equity or EVE) of its cash flows from assets and liabilities in the event of hypothetical changes in interest rates. Management also forecasts the net interest income that the Company's current balance sheet would yield over the next twelve months assuming the same hypothetical changes in interest rates. A third method used by the Company to measure interest rate risk is an interest rate sensitivity gap analysis. The gap analysis is utilized to quantify the repricing characteristics of the Company's assets and liabilities. Management believes that its forecast of changes in net interest income under various rate shocks is the more valuable and easiest to interpret interest rate risk measurement technique. Management believes that interested parties will derive a better understanding of how the Company's intermediation activities will perform under different rate scenarios from its presentation of projected net interest income under various rate shocks. This should help users of the information form clearer opinions of the Company's interest rate sensitivity.

The Company's Board of Directors adopted an interest rate risk policy which established a 20 percent maximum increase or decrease in net interest income in the event of a sudden and sustained 2 percent (200 basis point) increase or decrease in interest rates.

The Company's interest sensitivity position at March 31, 2010 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a relatively low exposure to interest rate risk.

The following charts summarize the results of Management's forecast of net interest income that would be generated by the Company's March 31, 2010 and December 31, 2009 balance sheets under a variety of sudden and sustained interest rate changes (shocks). In both cases, due to current economic conditions, Management feels it is appropriate to perform and analyze upward interest rate shocks ranging from 100 basis points to 400 basis points. In all cases the interest rate shocks reveal how the Company's balance sheet as of the shock date can be expected to perform in terms of net interest income. The shocks do not reflect any steps that Management might take to counteract that change.

           Projected Change in Net Interest Income - March 31, 2010
-------------------------------------------------------------------------------
                     Projected Net Interest           $ Change
                            Income Over the    in Net Interest     % Change in
Change in Interest       Next Twelve Months             Income    Net Interest
Rate (basis points)           (in thousands)     (in thousands)         Income
-------------------------------------------------------------------------------
              +400                 $ 20,393           $ (2,022)         (9.02)%
              +300                   20,895             (1,520)         (6.78)
              +200                   21,424               (991)         (4.42)
              +100                   22,019               (396)         (1.77)
                 0                   22,415                  0              0
              -100                   22,560                145           0.65
              -200                   21,740               (675)         (3.01)

For comparative purposes, the following table summarizes the results of Management's forecast of net interest income that would be generated by the Bank's December 31, 2009 balance sheet under various rate shocks:

        Projected Change in Net Interest Income - December 31, 2009
-------------------------------------------------------------------------------
                     Projected Net Interest           $ Change
                            Income Over the    in Net Interest     % Change in
Change in Interest       Next Twelve Months             Income    Net Interest
Rate (basis points)           (in thousands)     (in thousands)         Income
-------------------------------------------------------------------------------
              +400                 $ 19,907           $ (2,658)        (11.78)%
              +300                   20,610             (1,955)         (8.66)
              +200                   21,317             (1,248)         (5.53)
              +100                   21,814               (751)         (3.33)
                 0                   22,565                  0              0
              -100                   22,813                248           1.10
              -200                   22,303               (262)         (1.16)

Management believes a meaningful and sustained decline in interest rates is unlikely over the next twelve months, while an increase in rates over the next twelve months is certainly possible.

The March 31, 2010 table indicates that the Bank's interest rate risk profile in regards to rising rates has improved modestly over the past three months. The Company's March 31, 2010 balance sheet is projected to produce 6.78 percent less net interest income over the next twelve months if subjected to a 300 basis point immediate and sustained interest rate shock. This result is largely driven by the Company having more liabilities, primarily deposits, that would reprice over the twelve-month horizon than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock.

The results from the Company's rate shock analyses continue to indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched. The estimated changes in net interest income calculated as of March 31, 2010 are within the approved guidelines established by the Board of Directors.

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

Item 4.     Controls and Procedures.
------      -----------------------

Monroe Bancorp's Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2010, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2010 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
---------------------------

Item 1.           Legal Proceedings.
-------           ------------------
                  None

Item 1A.          Risk Factors.
--------          -------------
                  There have been no material changes in the risk factors from those described in our 2009 Annual Report on Form 10-K except as set forth below.

                  We are required to comply with the terms of a pending memorandum of understanding issued by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions and lack of compliance could result in additional regulatory actions.

                  Effective April 29, 2010, the Bank entered into a memorandum of understanding with the FDIC and the DFI. In accordance with the MOU, the Bank agreed, among other things, to (a) maintain certain capital ratios; (b) refrain from paying cash dividends without prior regulatory approval; and (c) develop and implement plans to reduce the amounts of its assets classified "Substandard" or "Doubtful" in its most recent FDIC examination. The MOU will remain in effect until modified or terminated by the FDIC and the DFI.

                  The Board of Directors and Management of the Bank has been taking action and implementing programs intended to comply with the requirements of the MOU. Notwithstanding the efforts of the Board of Directors and Management of the Bank, the FDIC or the DFI may determine that the issues raised by the MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business at the Bank and negatively affect our ability to implement our business plan, as well as our financial condition and results of operations.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
-------           ------------------------------------------------------------

                  Stock Repurchased During the First Quarter of 2010
                  --------------------------------------------------

                  No stock was repurchased by the Company during the fiscal quarter ended March 31, 2010. The Company's stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of March 31, 2010, the Board of Directors has not determined when stock repurchases will recommence.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           (Removed and Reserved)
-------           ----------------------

Item 5.           Other Information.
-------           ------------------
                  Not applicable.

Item 6.           Exhibits.
-------           ---------

Exhibit No:       Description of Exhibit:
-----------       -----------------------

3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

3(ii) Monroe Bancorp Amended and Restated By-laws, amended April 29, 2010, are incorporated by reference to registrant's Form 8-K filed May 4, 2010 (File No. 000-31951).

4 Indenture dated as of July 17, 2009 by and between Wells Fargo Bank, N.A., and Monroe Bancorp is incorporated by reference to registrant's Form 8-K filed July 23, 2009 (File No. 000-31951).

10(i) 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

10(ii) 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

10 (iii) Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

10(iv) Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

10(v) Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002 (File No. 000-31951).

10(vi) Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002 (File No. 000-31951).

10(vii) Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to registrant's Form 10-K filed March 29, 2004 (File No. 000-31951).

10(viii) Monroe Bancorp Directors' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First and Second Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004 (File No. 000-31951).

10(ix) Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004 (File No. 000-31951).

10(x) Form of agreement under the 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10-K filed March 15, 2005 (File No. 000-31951).

10(xi) Schedule of Directors Compensation is incorporated by reference to registrant's Form 8-K filed December 21, 2009 (File No. 000-31951).

10(xii) Schedule of Executive Officers Compensation is incorporated by reference to registrant's Form 8-K filed April 16, 2010 (File No. 000-31951).

10(xiii) Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-Q filed May 9, 2005 (File No. 000-31951).

10(xiv) Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006 (File No. 000-31951).

10(xv) Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006 (File No. 000-31951).

10(xvi) Form of agreement under the Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006 (File No. 000-31951).

10(xvii) Form of agreement under the Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006 (File No. 000-31951).

10(xviii)      First Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xix) Second Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xx) Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xxi) Fourth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xxii) Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xxiii)      Sixth Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 8, 2007 (File No. 000-31951).

10(xxiv) Seventh Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-K filed March 13, 2008 (File No. 000-31951).

10(xxv) Fifth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-K filed March 13, 2008 (File No. 000-31951).

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

                                     MONROE BANCORP

        Date: May 10, 2010           By: /s/ Mark D. Bradford
              ------------               ----------------------------------
                                         Mark D. Bradford, President and
                                         Chief Executive Officer
                                        (Principal Executive Officer)

        Date: May 10, 2010           By: /s/ Gordon M. Dyott
              ------------               ----------------------------------
                                         Gordon M. Dyott, Exec. Vice President,
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                  Exhibit Index
                                  -------------


Exhibit No:       Description of Exhibit:
-----------       -----------------------

3(i) Monroe Bancorp Articles of Incorporation are incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

3(ii) Monroe Bancorp Amended and Restated By-laws, amended April 29, 2010, are incorporated by reference to registrant's Form 8-K filed May 4, 2010 (File No. 000-31951).

4 Indenture dated as of July 17, 2009 by and between Wells Fargo Bank, N.A., and Monroe Bancorp is incorporated by reference to registrant's Form 8-K filed July 23, 2009 (File No. 000-31951).

10(i) 1999 Directors' Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

10(ii) 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

10 (iii) Deferred Compensation Trust for Monroe Bancorp is incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

10(iv) Monroe County Bank Agreement for Supplemental Death or Retirement Benefits is incorporated by reference to registrant's Form 10 filed November 14, 2000 (File No. 000-31951).

10(v) Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002 (File No. 000-31951).

10(vi) Monroe Bancorp Employee Stock Ownership Plan as Amended and Restated January 1, 2001 is incorporated by reference to registrant's Form 10-Q filed November 13, 2002 (File No. 000-31951).

10(vii) Third Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to registrant's Form 10-K filed March 29, 2004 (File No. 000-31951).

10(viii) Monroe Bancorp Directors' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First and Second Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004 (File No. 000-31951).

10(ix) Monroe Bancorp Executives' Deferred Compensation Plan as Amended and Restated Effective January 1, 1999 and First, Second and Third Amendments are incorporated by reference to registrant's Form 10-K filed March 29, 2004 (File No. 000-31951).

10(x) Form of agreement under the 1999 Management Stock Option Plan of Monroe Bancorp is incorporated by reference to registrant's Form 10-K filed March 15, 2005 (File No. 000-31951).

10(xi) Schedule of Directors Compensation is incorporated by reference to registrant's Form 8-K filed December 21, 2009 (File No. 000-31951).

10(xii) Schedule of Executive Officers Compensation is incorporated by reference to registrant's Form 8-K filed April 16, 2010 (File No. 000-31951).

10(xiii) Fourth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-Q filed May 9, 2005 (File No. 000-31951).

10(xiv) Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006 (File No. 000-31951).

10(xv) Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006 (File No. 000-31951).

10(xvi) Form of agreement under the Monroe Bancorp Directors' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006 (File No. 000-31951).

10(xvii) Form of agreement under the Monroe Bancorp Executives' 2005 Deferred Compensation Plan incorporated by reference to Form 10-K filed March 14, 2006 (File No. 000-31951).

10(xviii)      First Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xix) Second Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xx) Third Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xxi) Fourth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xxii) Fifth Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 9, 2006 (File No. 000-31951).

10(xxiii)      Sixth Amendment to the Monroe Bancorp Thrift Plan as Amended and
               Restated January 1, 2001, incorporated by reference to Form 10-Q filed May 8, 2007 (File No. 000-31951).

10(xxiv) Seventh Amendment to the Monroe Bancorp Thrift Plan as Amended and Restated January 1, 2001, incorporated by reference to Form 10-K filed March 13, 2008 (File No. 000-31951).

10(xxv) Fifth Amendment to the Monroe Bancorp Employees' Stock Ownership Plan is incorporated by reference to Form 10-K filed March 13, 2008 (File No. 000-31951).

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