Form 10-Q
period 2010-06-30
MONROE BANCORP
filed 2010-08-06
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No  [X]

Outstanding Shares of Common Stock on August 5, 2010:  6,229,723

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                                                                       Page No.
                                                                                       -------
Part I. Financial Information:

    Item 1.    Financial Statements:

                  Consolidated Condensed Balance Sheets...................................3

                  Consolidated Condensed Statements of Operations - Six Months............4

                  Consolidated Condensed Statements of Operations - Three Months..........5

                  Consolidated Condensed Statement of Shareholders' Equity................6

                  Consolidated Condensed Statements of Cash Flows.........................7

                  Notes to Consolidated Condensed Financial Statements....................8

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................................18

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk................30

    Item 4.    Controls and Procedures...................................................32

Part II.  Other Information:

    Item 1.    Legal Proceedings.........................................................32

    Item 1A.   Risk Factors..............................................................32

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...............33

    Item 3.    Defaults Upon Senior Securities...........................................33

    Item 4.    (Removed and Reserved)....................................................33

    Item 5.    Other Information.........................................................33

    Item 6.    Exhibits..................................................................34

Signatures...............................................................................36

Exhibit Index............................................................................37

       Part I. Financial Information
       Item 1. Financial Statements

                                     MONROE BANCORP AND SUBSIDIARY
                                Consolidated Condensed Balance Sheets
                            (Dollars in thousands, except per share data)

                                                                                   June 30,    December 31,
                                                                                     2010         2009
                                                                                  (Unaudited)
                                                                                  -----------  ------------
Assets
       Cash and due from banks .................................................   $  18,443    $  14,394
       Federal funds sold ......................................................      44,456       14,154
       Interest-earning deposits ...............................................      37,576       21,583
                                                                                   ---------    ---------
             Total cash and cash equivalents ...................................     100,475       50,131

       Interest-bearing time deposits ..........................................       7,750         --
       Trading securities, at fair value .......................................       3,496        3,385
       Investment securities:
            Available for sale .................................................     130,549      110,813
            Held to maturity (fair value of $6,910 and $7,059) .................       6,833        7,052
                                                                                   ---------    ---------
                 Total investment securities ...................................     137,382      117,865

       Loans held for sale .....................................................       5,042        3,226
       Loans ...................................................................     547,245      584,139
       Allowance for loan losses ...............................................     (17,494)     (15,256)
                                                                                   ---------    ---------
            Net loans ..........................................................     529,751      568,883
       Premises and equipment ..................................................      19,470       19,879
       Federal Home Loan Bank of Indianapolis stock, at cost ...................       2,353        2,353
       Other assets ............................................................      40,012       36,729
                                                                                   ---------    ---------
                  Total assets .................................................   $ 845,731    $ 802,451
                                                                                   =========    =========

Liabilities
       Deposits:
            Noninterest-bearing ................................................   $ 106,816    $  90,033
            Interest-bearing ...................................................     577,889      544,221
                                                                                   ---------    ---------
                 Total deposits ................................................     684,705      634,254

       Borrowings ..............................................................      99,261      106,056
       Other liabilities .......................................................       6,125        5,939
                                                                                   ---------    ---------
                  Total liabilities ............................................     790,091      746,249

Commitments and Contingent Liabilities

Shareholders' Equity
       Common stock, no-par value
           Authorized, 18,000,000 shares
           Issued and outstanding - 6,229,669 and 6,227,550 shares, respectively         137          137
       Additional paid-in capital ..............................................       4,409        4,391
       Retained earnings .......................................................      50,734       51,607
       Accumulated other comprehensive income ..................................         382           89
       Unearned ESOT shares ....................................................         (22)         (22)
                                                                                   ---------    ---------
                  Total shareholders' equity ...................................      55,640       56,202
                                                                                   ---------    ---------
                  Total liabilities and shareholders' equity ...................   $ 845,731    $ 802,451
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

                              MONROE BANCORP AND SUBSIDIARY
                     Consolidated Condensed Statements of Operations
                                       (Unaudited)
                      (Dollars in thousands, except per share data)

                                                                          Six Months Ended
                                                                              June 30,
                                                                        --------------------
                                                                          2010        2009
                                                                        --------    --------
Interest Income
       Loans, including fees ........................................   $ 15,040    $ 17,004
       Trading securities ...........................................        171          36
       Investment securities
            Taxable .................................................      1,173       1,039
            Tax exempt ..............................................         43         436
       Federal funds sold ...........................................         19          16
       Other interest income ........................................         99          23
                                                                        --------    --------
                  Total interest income .............................     16,545      18,554
                                                                        --------    --------

Interest Expense
       Deposits .....................................................      3,830       5,863
       Short-term borrowings ........................................         44          40
       Other borrowings .............................................      1,357         664
                                                                        --------    --------
                  Total interest expense ............................      5,231       6,567
                                                                        --------    --------
                  Net interest income ...............................     11,314      11,987
       Provision for loan losses ....................................      7,700       4,800
                                                                        --------    --------
                  Net interest income after provision for loan losses      3,614       7,187
                                                                        --------    --------

Noninterest Income
       Fiduciary activities .........................................      1,225       1,056
       Service charges on deposit accounts ..........................      1,525       1,698
       Commission income ............................................        484         401
       Gains on sales of available for sale securities ..............        292       1,392
       Losses on sales of trading securities ........................         (3)       --
       Unrealized gains (losses) on trading securities ..............        (69)         90
       Net gains on loans sales .....................................        533         745
       Debit card interchange fees ..................................        660         575
       Bank owned life insurance (BOLI) .............................        841         314
       Net loss on foreclosed assets ................................       (271)       (113)
       Other operating income .......................................        285         290
                                                                        --------    --------
                  Total other income ................................      5,502       6,448
                                                                        --------    --------

Noninterest Expenses
       Salaries and employee benefits ...............................      5,681       6,035
       Net occupancy and equipment expense ..........................      1,723       1,857
       Advertising ..................................................        223         289
       Legal fees ...................................................        354         237
       Appreciation in directors' and executives'
            deferred compensation plans .............................         92         119
       Federal Deposit Insurance Corporation premiums ...............        686         934
       Other operating expense ......................................      2,111       1,875
                                                                        --------    --------
                  Total other expenses ..............................     10,870      11,346
                                                                        --------    --------

                  Income (loss) before income tax ...................     (1,754)      2,289
                  Income tax expense (benefit) ......................     (1,005)        407
                                                                        --------    --------
                             Net income (loss) ......................   $   (749)   $  1,882
                                                                        ========    ========

       Basic earnings (loss) per share ..............................   $ (0.120)   $  0.303
       Diluted earnings (loss) per share ............................   $ (0.120)   $  0.303
       Dividends declared and paid per share ........................   $   0.02    $   0.14

       See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                       Three Months Ended
                                                                             June 30,
                                                                       ------------------
                                                                         2010       2009
                                                                       -------    -------
Interest Income
      Loans, including fees ........................................   $ 7,420    $ 8,493
      Trading securities ...........................................        90         18
      Investment securities
           Taxable .................................................       660        465
           Tax exempt ..............................................        19        183
      Federal funds sold ...........................................        11         10
      Other interest income ........................................        62          8
                                                                       -------    -------
                 Total interest income .............................     8,262      9,177
                                                                       -------    -------

Interest Expense
      Deposits .....................................................     1,837      2,774
      Short-term borrowings ........................................        22         21
      Other borrowings .............................................       665        337
                                                                       -------    -------
                 Total interest expense ............................     2,524      3,132
                                                                       -------    -------
                 Net interest income ...............................     5,738      6,045
      Provision for loan losses ....................................     4,500      2,200
                                                                       -------    -------
                 Net interest income after provision for loan losses     1,238      3,845
                                                                       -------    -------

Noninterest Income
      Fiduciary activities .........................................       603        529
      Service charges on deposit accounts ..........................       781        887
      Commission income ............................................       259        230
      Gains on sales of available for sale securities ..............       187        364
      Losses on sales of trading securities ........................        (2)      --
      Unrealized gains (losses) on trading securities ..............      (134)       222
      Net gains on loans sales .....................................       284        454
      Debit card interchange fees ..................................       345        299
      Bank owned life insurance (BOLI) .............................       681        163
      Net loss on foreclosed assets ................................      (333)      (102)
      Other operating income .......................................       121        140
                                                                       -------    -------
                 Total other income ................................     2,792      3,186
                                                                       -------    -------

Noninterest Expenses
      Salaries and employee benefits ...............................     2,799      3,071
      Net occupancy and equipment expense ..........................       825        930
      Advertising ..................................................        87        160
      Legal fees ...................................................       190        111
      Appreciation (depreciation) in directors' and executives'
           deferred compensation plans .............................       (48)       237
      Federal Deposit Insurance Corporation premiums ...............       419        650
      Other operating expense ......................................     1,181        964
                                                                       -------    -------
                 Total other expenses ..............................     5,453      6,123
                                                                       -------    -------

                 Income (loss) before income tax ...................    (1,423)       908
                 Income tax expense (benefit) ......................      (776)       132
                                                                       -------    -------
                            Net income (loss) ......................   $  (647)   $   776
                                                                       =======    =======

      Basic earnings (loss) per share ..............................   $(0.104)   $ 0.125
      Diluted earnings (loss) per share ............................   $(0.104)   $ 0.125
      Dividends declared and paid per share ........................   $  0.01    $  0.01

      See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Six Months Ended
                                  June 30, 2010
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                              Unearned
                                         Common Stock                                         Accumulated     Employee
                                     ------------------- Additional                              Other          Stock
                                        Shares             Paid in  Comprehensive  Retained  Comprehensive    Ownership
                                     Outstanding  Amount   Capital  Income (Loss)  Earnings      Income     Trust Shares    Total
                                     ----------------------------------------------------------------------------------------------
Balances January 1, 2010...........   6,227,550   $ 137    $ 4,391                 $ 51,607       $  89        $ (22)     $ 56,202

Comprehensive Loss:
  Net loss for the period..........                                     $ (749)        (749)                                  (749)
  Other comprehensive income -
    Unrealized gain on securities,
    net of tax and reclassification
    adjustment.....................                                        293                      293                        293
                                                                        ------
Comprehensive Loss.................                                     $ (456)
                                                                        ======
ESOT shares forfeited..............                             (4)                                                             (4)
Stock option compensation
     expense.......................                              8                                                               8
Common stock issued................       2,119                 14                                                              14
Cash dividend ($0.02 per share)....                                                    (124)                                  (124)
                                      ----------------------------                 -----------------------------------------------
Balances June 30, 2010.............   6,229,669   $ 137    $ 4,409                 $ 50,734       $ 382        $ (22)     $ 55,640
                                      ============================                 ===============================================

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                   2010         2009
                                                                                 ---------    ---------
Operating Activities
        Net income (loss) ....................................................   $    (749)   $   1,882
        Adjustments to reconcile net income to net cash provided
                by operating activities:
            Provision for loan losses ........................................       7,700        4,800
            Depreciation and amortization ....................................         573          612
            Deferred income tax ..............................................      (1,395)        (663)
            Investment securities amortization (accretion), net ..............          69           (8)
            Available for sale securities gains including redemptions ........        (292)      (1,392)
            Trading securities losses including redemptions ..................           3         --
            Net change in trading securities .................................        (183)        (137)
            Loss on disposal of premises and equipment .......................          25           10
            Origination of loans held for sale ...............................     (32,780)     (55,995)
            Proceeds from sale of loans held for sale ........................      31,497       51,489
            Gain on sale of loans held for sale ..............................        (533)        (745)
            ESOT shares forfeited ............................................          (4)          (7)
            Loss on foreclosed assets ........................................         145           80
            Stock-based compensation expense .................................           8           15
            Net change in:
                 Interest receivable and other assets ........................       1,349         (196)
                 Interest payable and other liabilities ......................         186        1,844
                                                                                 ---------    ---------
                           Net cash provided by operating activities .........       5,619        1,589
                                                                                 ---------    ---------

 Investing Activities
        Net change in interest-bearing time deposits .........................      (7,750)        --
        Purchase of securities available for sale ............................    (190,726)    (221,553)
        Proceeds from paydowns and maturities of securities available for sale     131,366      188,845
        Proceeds from paydowns and maturities of securities held to maturity .         218         --
        Proceeds from sales of securities available for sale .................      40,367       52,751
        Net change in loans ..................................................      25,190        8,509
        Purchase of premises and equipment ...................................        (189)        (696)
        Proceeds from sale of foreclosed assets ..............................         885          183
        Purchase of FHLB stock ...............................................        --            (41)
                                                                                 ---------    ---------
                           Net cash provided (used) by investing activities ..        (639)      27,998
                                                                                 ---------    ---------

 Financing Activities
        Net change in:
            Noninterest-bearing, interest-bearing demand and savings deposits       30,970       40,610
            Certificates of deposit ..........................................      19,481      (32,797)
            Borrowings .......................................................      (4,950)       3,043
        Proceeds from Federal Home Loan Bank advances ........................       2,000       10,000
        Repayments of Federal Home Loan Bank advances ........................      (2,027)     (18,025)
        Proceeds from sale of common stock ...................................          14         --
        Cash dividends paid ..................................................        (124)        (871)
                                                                                 ---------    ---------
                           Net cash provided by financing activities .........      45,364        1,960
                                                                                 ---------    ---------
 Net Change in Cash and Cash Equivalents .....................................      50,344       31,547
 Cash and Cash Equivalents, Beginning of Period ..............................      50,131       23,721
                                                                                 ---------    ---------
 Cash and Cash Equivalents, End of Period ....................................   $ 100,475    $  55,268
                                                                                 =========    =========

 Supplemental cash flow disclosures
        Interest paid ........................................................   $   5,385    $   6,913
        Income tax paid ......................................................         330          150

See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)

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

The interim consolidated condensed financial statements at June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, have not been audited by independent accountants, but reflect, in the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings (loss) per share was as follows:

                                                     Six months ended
                                                ----------------------------
                                                June 30, 2010  June 30, 2009
                                                -------------  -------------

Net income (loss) (in thousands) .............   $      (749)   $     1,882
                                                 ===========    ===========
Weighted average shares outstanding ..........     6,228,118      6,227,550
Average unearned ESOT shares .................        (1,576)        (6,225)
                                                 -----------    -----------
Shares used to compute basic earnings (loss)
     per share ...............................     6,226,542      6,221,325
Effect of dilutive securities- stock options .          --             --
                                                 -----------    -----------
Shares used to compute diluted earnings (loss)
     per share ...............................     6,226,542      6,221,325
                                                 ===========    ===========

Earnings (loss) per share, basic .............   $    (0.120)   $     0.303
Earnings (loss) per share, diluted ...........   $    (0.120)   $     0.303

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)


Options to purchase 30,000 shares at $6.00 per share, 5,500 shares at $10.12 per share, 16,500 shares at $12.73 per share, 11,000 shares at $14.73 per share, 25,000 shares of common stock at $16.00 per share, 10,000 shares of common stock at $16.83, and 170,000 shares of common stock at $22.00 per share were outstanding at June 30, 2010 and options to purchase 5,500 shares at $10.12 per share, 22,000 shares at $12.05 per share, 19,250 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16.00 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22.00 per share were outstanding at June 30, 2009, but were not included in the computation of diluted earnings per share for the six months ended June 30, 2010 and 2009, respectively because the options were antidilutive.
                                                     Three months ended
                                                ----------------------------
                                                June 30, 2010  June 30, 2009
                                                -------------  -------------

Net income (loss) (in thousands) .............   $      (647)   $       776
                                                 ===========    ===========
Weighted average shares outstanding ..........     6,228,630      6,227,550
Average unearned ESOT shares .................        (1,313)        (5,538)
                                                 -----------    -----------
Shares used to compute basic earnings (loss)
     per share ...............................     6,227,317      6,222,012
Effect of dilutive securities- stock options .          --             --
                                                 -----------    -----------
Shares used to compute diluted earnings (loss)
     per share ...............................     6,227,317      6,222,012
                                                 ===========    ===========

Earnings (loss) per share, basic .............   $    (0.104)   $     0.125
Earnings (loss) per share, diluted ...........   $    (0.104)   $     0.125


Options to purchase 30,000 shares at $6.00 per share, 5,500 shares at $10.12 per share, 16,500 shares at $12.73 per share, 11,000 shares at $14.73 per share, 25,000 shares of common stock at $16.00 per share, 10,000 shares of common stock at $16.83, and 170,000 shares of common stock at $22.00 per share were outstanding at June 30, 2010 and options to purchase 5,500 shares at $10.12 per share, 22,000 shares at $12.05 per share, 19,250 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16.00 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22.00 per share were outstanding at June 30, 2009, but were not included in the computation of diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively because the options were antidilutive.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)


Note 3:  Investment Securities
------------------------------

                                                                                  Gross        Gross
                                                                 Amortized   Unrealized   Unrealized         Fair
                                                                      Cost        Gains       Losses        Value
                                                                 ------------------------------------------------
As of June 30, 2010
Available for Sale
            Federal agencies ................................     $ 86,705     $    308     $      1     $ 87,012
            Corporate bonds .................................          499         --              7          492
            Residential mortgage-backed securities (agencies)       39,752          229            3       39,978
            Marketable equity securities ....................        3,012           55         --          3,067
                                                                  --------     --------     --------     --------
               Total available for sale .....................      129,968          592           11      130,549
                                                                  --------     --------     --------     --------

Held to Maturity
            Federal agencies ................................        1,002           51         --          1,053
            State and municipal .............................        5,831           26         --          5,857
               Total held to maturity .......................        6,833           77         --          6,910
                                                                  --------     --------     --------     --------

               Total investment securities ..................     $136,801     $    669     $     11     $137,459
                                                                  ========     ========     ========     ========


As of December 31, 2009
Available for Sale
            Federal agencies ................................     $ 71,996     $     59     $     48     $ 72,007
            Corporate bonds .................................        1,000         --           --          1,000
            State and municipal .............................        1,843            2         --          1,845
            Residential mortgage-backed securities (agencies)       32,831          260          117       32,974
            Marketable equity securities ....................        3,013         --             26        2,987
                                                                  --------     --------     --------     --------
               Total available for sale .....................      110,683          321          191      110,813
                                                                  --------     --------     --------     --------

Held to Maturity
            Federal agencies ................................        1,002           61         --          1,063
            State and municipal .............................        6,050           36           90        5,996
                                                                  --------     --------     --------     --------
               Total held to maturity .......................        7,052           97           90        7,059
                                                                  --------     --------     --------     --------

               Total investment securities ..................     $117,735     $    418     $    281     $117,872
                                                                  ========     ========     ========     ========

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)


                                                      Available for Sale      Held to Maturity
                                                    ---------------------   ---------------------
                                                    Amortized        Fair   Amortized        Fair
                                                         Cost       Value        Cost       Value
                                                    ---------------------   ---------------------
Within one year .................................    $ 61,425    $ 61,721    $  2,000    $  2,015
One to five years ...............................      25,779      25,783       1,002       1,053
Five to ten years ...............................        --          --         3,831       3,842
Over ten years ..................................        --          --          --          --
                                                     --------    --------    --------    --------
                                                       87,204      87,504       6,833       6,910

Residential mortgage-backed securities (agencies)      39,752      39,978        --          --
Marketable equity securities ....................       3,012       3,067        --          --
                                                     --------    --------    --------    --------

   Totals .......................................    $129,968    $130,549    $  6,833    $  6,910
                                                     ========    ========    ========    ========


Securities with a carrying value of $68,240,000 and $85,854,000 were pledged at June 30, 2010 and December 31, 2009, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale were $40,367,000 and $52,751,000 for the six months ended June 30, 2010 and June 30, 2009, respectively. Gross gains of $279,000 and $1,385,000 were realized on sales and $13,000 and $7,000 were realized on redeemed available for sales securities in the six months ended June 30, 2010 and June 30, 2009, respectively. Proceeds from sales of securities available for sale were $21,841,000 and $15,484,000 for the three months ended June 30, 2010 and June 30, 2009, respectively. Gross gains of $178,000 and $362,000 were realized on sales in the three months ended June 30, 2010 and June 30, 2009, respectively. The Bank realized gains of $9,000 and $2,000 on redeemed available for sales securities in the three months ended June 30, 2010 and June 30, 2009, respectively.

There were no sales of held to maturity securities during the six months ended June 30, 2010 or June 30, 2009.

Trading securities, which consist of mutual funds held in a rabbi trust associated with the directors' and executives' deferred compensation plans, are recorded at fair value. Unrealized holding losses on trading securities of $69,000 were included in earnings in the six months ended June 30, 2010 while unrealized holding gains on trading securities of $90,000 were included in earnings in the six months ended June 30, 2009. Unrealized holding losses on trading securities of $134,000 were included in earnings in the three months ended June 30, 2010 while unrealized holding gains on trading securities of $222,000 were included in earnings in the three months ended June 30, 2009.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2010 and December 31, 2009 was $7,974,000 and $51,162,000, which is approximately 5.8 percent and 43.4 percent respectively, of the Company's available for sale and held to maturity investment portfolio.


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

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)


                                                                                   June 30, 2010
                                                    -----------------------------------------------------------------------------
                                                      Less than 12 Months         12 Months or More               Total
                                                    -----------------------------------------------------------------------------
                                                                 Unrealized                 Unrealized                 Unrealized
Description of Securities                           Fair Value       Losses    Fair Value       Losses    Fair Value       Losses
                                                    -----------------------    -----------------------    -----------------------
Federal agencies ................................      $ 5,998      $    (1)      $  --        $  --         $ 5,998      $    (1)
Corporate bonds .................................          492           (7)         --           --             492           (7)
Residential mortgage-backed securities (agencies)        1,484           (3)         --           --           1,484           (3)
                                                       -------      -------       -------      -------       -------      -------

Total temporarily impaired securities ...........      $ 7,974      $   (11)      $  --        $  --         $ 7,974      $   (11)
                                                       =======      =======       =======      =======       =======      =======

                                                                                 December 31, 2009
                                                    -----------------------------------------------------------------------------
                                                      Less than 12 Months         12 Months or More               Total
                                                    -----------------------------------------------------------------------------
                                                                 Unrealized                 Unrealized                 Unrealized
Description of Securities                           Fair Value       Losses    Fair Value       Losses    Fair Value       Losses
                                                    -----------------------    -----------------------    -----------------------

Federal agencies ................................      $37,649      $   (48)      $  --        $  --         $37,649      $   (48)
Residential mortgage-backed securities (agencies)        6,566         (117)         --           --           6,566         (117)
State and political subdivisions ................        3,960          (90)         --           --           3,960          (90)
Marketable equity securities ....................         --           --           2,987          (26)        2,987          (26)
                                                       -------      -------       -------      -------       -------      -------

Total temporarily impaired securities ...........      $48,175      $  (255)      $ 2,987      $   (26)      $51,162      $  (281)
                                                       =======      =======       =======      =======       =======      =======

The unrealized losses on the Company's investments in direct obligations of U.S. government agencies, corporate bonds, mortgage-backed securities and municipal securities were primarily caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Note 4:  Loans and Allowance
----------------------------

                                            June 30,  December 31,
                                                2010          2009
                                           -----------------------
Commercial and industrial loans .......    $  77,041     $  81,102
Real estate loans .....................      398,193       424,964
Construction loans ....................       57,547        62,351
Installment loans .....................       14,464        15,722
                                           ---------     ---------
                                             547,245       584,139
Allowance for loan losses .............      (17,494)      (15,256)
                                           ---------     ---------

Loans, net of allowance for loan losses    $ 529,751     $ 568,883
                                           =========     =========

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)


                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                     2010         2009
                                                                  -------------------------
Allowance for Loan Losses
        Balances, January 1 ...................................    $ 15,256     $ 11,172
        Provision for losses ..................................       7,700        4,800
        Recoveries on loans ...................................         424          148
        Loans charged off .....................................      (5,886)      (3,160)
                                                                   --------     --------

        Balances, June 30 .....................................    $ 17,494     $ 12,960
                                                                   ========     ========


Information on impaired loans is summarized below.
                                                                   June 30, December 31,
                                                                       2010         2009
                                                                   ---------------------
     Impaired loans with an allowance .........................    $ 21,891     $ 10,531
     Impaired loans for which the discounted cash flows or
        collateral value exceeds the carrying value of the loan      15,991       14,610
                                                                   --------     --------
           Total impaired loans ...............................    $ 37,882     $ 25,141
                                                                   ========     ========

     Allowance for impaired loans (included in the Company's
        allowance for loan losses) ............................    $  6,564     $  3,075

At June 30, 2010 and December 31, 2009, accruing loans delinquent 90 days or more totaled $2,081,000 and $1,053,000, respectively. Non-accruing loans at June 30, 2010 and December 31, 2009 were $25,504,000 and $20,603,000, respectively.

Note 5:  Fair Value Measurements
--------------------------------

The Company recognizes fair values in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Below is a description of the valuation methodologies used for instruments measured at fair value on a recurring and non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)


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

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)

                                                                           Fair Value Measurements Using
                                                                   --------------------------------------------
                                                                   Quoted Prices in   Significant
                                                                     Active Markets         Other   Significant
                                                                      for Identical    Observable  Unobservable
                                                                             Assets        Inputs        Inputs
                                                         Fair Value       (Level 1)     (Level 2)     (Level 3)
                                                         ------------------------------------------------------
As of June 30, 2010
-------------------
Fair value measured on a recurring basis
Trading securities ..................................      $  3,496        $  3,496      $   --        $   --
Available for sale securities
    Federal agencies ................................        87,012            --          87,012          --
    Corporate bonds .................................           492            --             492          --
    Residential mortgage-backed securities (agencies)        39,978            --          39,978          --
    Marketable equity securities ....................         3,067           3,067          --            --
                                                           --------        --------      --------      --------
        Total .......................................      $130,549        $  3,067      $127,482      $   --
                                                           ========        ========      ========      ========

Fair value measured on a non-recurring basis
Impaired loans (collateral dependent), net
   of specific allowance ............................      $ 16,973        $   --        $   --        $ 16,973
Other real estate owned .............................           310            --            --             310

As of December 31, 2009
-----------------------
Fair value measured on a recurring basis
Trading securities ..................................      $  3,385        $  3,385      $   --        $   --
Available for sale securities
    Federal agencies ................................        72,007            --          72,007          --
    Corporate bonds .................................         1,000            --           1,000          --
    State and municipal .............................         1,845            --           1,845          --
    Residential mortgage-backed securities (agencies)        32,974            --          32,974          --
    Marketable equity securities ....................         2,987           2,987          --            --
                                                           --------        --------      --------      --------
        Total .......................................      $110,813        $  2,987      $107,826      $   --
                                                           ========        ========      ========      ========

Fair value measured on a non-recurring basis
Impaired loans (collateral dependent), net
   of specific allowance ............................      $ 12,287        $   --        $   --        $ 12,287
Other real estate owned .............................         3,080            --            --           3,080

The following methods and assumptions were used to estimate the fair value of all other financial instruments not recognized in the accompanying balance sheets:

Cash, Cash Equivalents and Interest-Bearing Time Deposits - The fair value of cash, cash equivalents and interest-bearing time deposits approximates carrying value.

Held-to-maturity Securities - The fair value is based on quoted market prices, if available. If a quoted price is not available, fair value is estimated using quoted market prices for similar securities.

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

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)


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

The estimated fair values of the Company's financial instruments are as follows:

                                                 June 30, 2010
                                             ---------------------
                                              Carrying        Fair
                                                Amount       Value
                                             ---------------------
 Assets
  Cash and cash equivalents ..............    $100,475    $100,475
  Interest-bearing time deposits .........       7,750       7,750
  Trading account securities .............       3,496       3,496
  Investment securities available for sale     130,549     130,549
  Investment securities held to maturity .       6,833       6,910
  Loans including loans held for sale, net     534,793     551,750
  Stock in FHLB ..........................       2,353       2,353
  Interest receivable ....................       2,236       2,236

Liabilities
  Deposits ...............................     684,705     680,396
  Borrowings .............................      99,261      97,631
  Interest payable .......................         764         764

Off-Balance Sheet Commitments ............          --          --

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)


                                                December 31, 2009
                                              --------------------
                                              Carrying        Fair
                                                Amount       Value
                                              --------------------
Assets
  Cash and cash equivalents ..............    $ 50,131    $ 50,131
  Trading account securities .............       3,385       3,385
  Investment securities available for sale     110,813     110,813
  Investment securities held to maturity .       7,052       7,059
  Loans including loans held for sale, net     572,109     574,568
  Stock in FHLB ..........................       2,353       2,353
  Interest receivable ....................       2,402       2,402

Liabilities
  Deposits ...............................     634,254     613,354
  Borrowings .............................     106,056      99,511
  Interest payable .......................         918         918

Off-Balance Sheet Commitments ............        --          --


Note 6:  Other Comprehensive Income (Loss)
------------------------------------------

                                                                    Six Months Ended
                                                                         June 30
                                                                   -------------------
                                                                     2010       2009
                                                                   -------------------
Net unrealized gain on securities available-for-sale ..........    $   743     $   659
Less:  reclassification adjustment for gains included in income        292       1,392
                                                                   -------     -------
    Other comprehensive income (loss), before tax effect ......        451        (733)
Tax benefit (expense) .........................................       (158)        248
                                                                   -------     -------
    Other comprehensive income (loss) .........................    $   293     $  (485)
                                                                   =======     =======

                                                                    Three Months Ended
                                                                         June 30
                                                                   -------------------
                                                                     2010       2009
                                                                   -------------------

Net unrealized gain on securities available-for-sale ..........    $   608     $  --
Less:  reclassification adjustment for gains included in income        187         364
                                                                   -------     -------
    Other comprehensive income (loss), before tax effect ......        421        (364)
Tax benefit (expense) .........................................       (147)        125
                                                                   -------     -------
    Other comprehensive income (loss) .........................    $   274     $  (239)
                                                                   =======     =======



Note 7:  Borrowings
-------------------
On July 17, 2009, $13 million of Tier 2 capital was raised through the issuance of Subordinated Debentures. The Subordinated Debentures were issued as the result of a public offering. The Subordinated Debentures carry an interest rate of 10 percent and will mature on June 30, 2019. The Company has the right to call the Subordinated Debentures at any time after three years. The Subordinated Debentures were issued pursuant to the prospectus filed as part of the Company's registration statement under the Securities Act of 1933. On July 23, 2009, the Company's Board of Directors voted to provide $10 million of the net proceeds of the offering to the Bank, as additional capital, with the remaining proceeds to be used by the Company for general corporate purposes.

                          MONROE BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                            June 30, 2010 (Unaudited)
                       (Table dollar amounts in thousands)


Note 8:  Reclassifications
--------------------------
Reclassifications of certain amounts in the 2009 consolidated condensed financial statements have been made to conform to the 2010 presentation.

Note 9:  Contingencies
----------------------
The Company and Bank are from time to time subject to other claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 10:  New Accounting Pronouncements
---------------------------------------
In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures About Fair Value Measurements," which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. Management has determined the adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result did not have a material effect on the Company's financial position or results of operations. This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company's reporting period ending March 31, 2011. Management has determined the adoption of this guidance will not have a material effect on the Company's financial position or results of operations.

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which added disclosure requirements about an entity's allowance for loan losses and the credit quality of its financing receivables. The required disclosures include a roll forward of the allowance for credit losses on a portfolio segment basis and information about modified, impaired, non-accrual and past due loan and credit quality indicators. ASU 2010-20 will be effective for the Company's reporting period ending December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Management has determined the adoption of this guidance will not have a material effect on the Company's financial position or results of operations.


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

Results of Operations
---------------------

Overview
--------
The Company had a net loss for the second quarter of 2010 of $647,000, a 183.4 percent decrease from net income of $776,000 for the same quarter last year. Basic and diluted loss per share for the second quarter of 2010 were $(0.104), down 183.2 percent from $0.125 per basic and diluted earnings per share for the second quarter of 2009. Annualized return on average equity ("ROAE") for the second quarter of 2010 decreased to (4.61) percent compared to 5.53 percent for the second quarter of 2009. The annualized return on average assets ("ROAA") was (0.31) percent for the second quarter of 2010 compared to 0.38 percent for the same period of 2009.

Net loss for the first six months of 2010 was $749,000, a 139.8 percent decrease from net income of $1,882,000 for the same period last year. Basic and diluted loss per share for the first six months of 2010 were $(0.120), down 139.6 percent from $0.303 per basic and diluted earnings per share for the same period of 2009. Annualized ROAE for the six months ended June 30, 2010 decreased to (2.68) percent compared to 6.75 percent for the first six months of 2009. The annualized ROAA was (0.18) percent for the six months ended June 30, 2010 compared to 0.46 percent for the first six months of 2009.

The decline in net income resulted primarily from an increase in the provision for loan losses, a decrease in gains from the sale of available for sale ("AFS") securities, and interest expense on the subordinated debt that was issued in July 2009. The provision for loan losses totaled $4,500,000 for the second quarter of 2010 compared to $2,200,000 for the same period of 2009. Gains from the sale of AFS securities totaled $187,000 for the second quarter of 2010 compared to $364,000 for the same period of 2009. The interest expense on the subordinated debt totaled $325,000 for the second quarter of 2010. Net interest income for the second quarter of 2010, after the provision for loan losses, decreased $2,607,000, or 67.8 percent from the second quarter of 2009. The provision for loan losses totaled $7,700,000 for the six months ended June 30, 2010 compared to $4,800,000 for the same period of 2009. Gains from the sale of AFS securities totaled $292,000 for the six months ended June 30, 2010 compared to $1,392,000 for the same period of 2009. The interest expense on the subordinated debt totaled $650,000 for the six months ended June 30, 2010. Net interest income for the six months ended June 30, 2010, after the provision for loan losses, decreased $3,573,000, or 49.7 percent from the same period in 2009.

The following items affected second quarter and year-to-date results:

     o General Economic Conditions in the Real Estate Markets - Among the primary areas of Management focus during 2009 and 2010 were managing the deterioration of asset quality resulting from slowing economic activity and stresses in the residential housing markets. Nonperforming assets and 90-day past due loans totaled $38,451,000 (4.55 percent of total assets) at June 30, 2010 compared to $33,825,000 (4.11 percent of total assets) at March 31, 2010 and $22,959,000 (2.79 percent of total assets) at June 30, 2009. The provision for loan losses for the six months ended June 30, 2010 totaled $7,700,000, a $2,900,000 increase over the $4,800,000 provision made during the same period of 2009 due to Management's assessment of potential losses in the Bank's loan portfolio.

     o Securities Gains - Securities gains of $292,000 were realized from sales of AFS securities during the first six months of 2010 compared to $1,392,000 in the same period of 2009.

     o Subordinated debt interest expense - Subordinated debt interest expense incurred in the first six months of 2010 totaled $650,000. The Company issued $13,000,000 of subordinated debt on July 17, 2009.

     o Trust and Commission Income - Trust fees grew $74,000 or 14.0 percent and commission income grew $29,000 or 12.6 percent in the three months ended June 30, 2010 compared to the same period of 2009 due to an increase in trust assets under management. Trust assets under management reached $338,457,000 at June 30, 2010, growing 8.7 percent, or $27,152,000 over the $311,305,000 at June 30, 2009. Management does not anticipate that trust assets will sustain this rate of growth on an ongoing basis.

     o Compensation Expenses - Total compensation expenses (salaries, incentive compensation and benefits) decreased by $354,000 or 5.9 percent to $5,681,000 for the first six months of 2010 compared to $6,035,000 for the first six months of 2009 due primarily to a reduction in staff levels and changes to some of the Bank's incentive compensation plans.

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

                                                                              Average Balance Sheets and Interest Rates
                                                               ---------------------------------------------------------------------
                                                                 Six Months Ended June 30, 2010      Six Months Ended June 30, 2009
                                                               ---------------------------------------------------------------------
                                                               Average              Average Rate   Average              Average Rate
                               ASSETS                          Balance    Interest  (annualized)   Balance    Interest  (annualized)
                                                               -------    --------  ------------   -------    --------  ------------
Interest earning assets
     Securities
          Taxable .........................................  $ 121,076    $   1,321    2.20%      $  78,696   $   1,066      2.73%
          Tax-exempt (1) ..................................      6,434           65    2.04%         29,134         661      4.57%
                                                             ---------    ---------               ---------   ---------
               Total securities ...........................    127,510        1,386    2.19%        107,830       1,727      3.23%

     Loans (2) ............................................    568,263       15,042    5.34%        630,843      17,007      5.44%
     FHLB Stock ...........................................      2,353           23    1.97%          2,333           8      0.69%
     Federal funds sold ...................................     32,143           20    0.13%         21,532          16      0.15%
     Interest-earning deposits ............................     32,893           68    0.41%          6,262          23      0.74%
     Interest-bearing time deposits .......................      4,428           31    1.41%             --          --        --
                                                             ---------    ---------               ---------   ---------
                 Total interest earning assets ............    767,590       16,570    4.35%        768,800      18,781      4.93%
                                                             ---------    ---------               ---------   ---------

Noninterest earning assets
    Allowance for loan losses .............................    (16,079)                             (12,305)
     Premises and equipment & other assets ................     64,254                               55,571
     Cash and due from banks ..............................     12,751                               14,428
                                                             ---------                            ---------
               Total assets ...............................  $ 828,516                            $ 826,494
                                                             =========                            =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................  $ 568,632        3,830    1.36%      $ 594,482       5,863      1.99%
     Borrowed funds .......................................     96,696        1,401    2.92%         84,560         704      1.68%
                                                             ---------    ---------               ---------   ---------
          Total interest-bearing liabilities ..............    665,328        5,231    1.59%        679,042       6,567      1.95%
                                                             ---------    ---------               ---------   ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................     92,721                               81,300
     Other liabilities ....................................     14,139                                9,942
     Shareholders' equity .................................     56,328                               56,210
                                                             ---------                            ---------
                 Total liabilities and shareholders' equity  $ 828,516                            $ 826,494
                                                             =========                            =========


Interest margin recap
Net interest income and interest rate spread
     Net interest margin ..................................                            2.97%                                 3.14%
     Tax-equivalent net interest income spread ............                  11,339    2.76%                     12,214      2.98%
     Tax-equivalent net interest margin as a percent of
            total average earning assets ..................                            2.98%                                 3.20%
Tax-equivalent adjustment (1) .............................                      25                                 227
                                                                          ---------                           ---------

      Net interest income .................................               $  11,314                           $  11,987
                                                                          =========                           =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                              Average Balance Sheets and Interest Rates
                                                               ---------------------------------------------------------------------
                                                               Three Months Ended June 30, 2010    Three Months Ended June 30, 2009
                                                               ---------------------------------------------------------------------
                                                               Average              Average Rate   Average              Average Rate
                               ASSETS                          Balance    Interest  (annualized)   Balance    Interest  (annualized)
                                                               -------    --------  ------------   -------    --------  ------------
Interest earning assets
     Securities
          Taxable .........................................  $ 131,767    $     739    2.25%      $  79,879   $     470      2.36%
          Tax-exempt (1) ..................................      6,020           29    1.92%         25,086         277      4.43%
                                                             ---------    ---------               ---------   ---------
               Total securities ...........................    137,787          768    2.24%        104,965         747      2.86%

     Loans (2) ............................................    558,346        7,421    5.33%        628,831       8,495      5.42%
     FHLB Stock ...........................................      2,353           12    2.05%          2,353          13      2.22%
     Federal funds sold ...................................     35,172           11    0.13%         26,975           9      0.13%
     Interest-earning deposits ............................     32,316           34    0.42%          4,752           8      0.68%
     Interest-bearing time deposits .......................      7,750           28    1.45%             --          --        --
                                                             ---------    ---------               ---------   ---------
                 Total interest earning assets ............    773,724        8,274    4.29%        767,876       9,272      4.84%
                                                             ---------    ---------               ---------   ---------

Noninterest earning assets
    Allowance for loan losses .............................    (16,230)                             (12,784)
     Premises and equipment & other assets ................     63,690                               55,095
     Cash and due from banks ..............................     12,708                               16,090
                                                             ---------                            ---------
               Total assets ...............................  $ 833,892                            $ 826,277
                                                             =========                            =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Total interest-bearing deposits ......................  $ 574,951        1,837    1.28%      $ 589,895       2,774      1.89%
     Borrowed funds .......................................     94,671          687    2.91%         86,081         358      1.67%
                                                             ---------    ---------               ---------   ---------
          Total interest-bearing liabilities ..............    669,622        2,524    1.51%        675,976       3,132      1.86%
                                                             ---------    ---------               ---------   ---------


Noninterest-bearing liabilities
     Noninterest-bearing demand deposits ..................     94,299                               83,321
     Other liabilities ....................................     13,649                               10,724
     Shareholders' equity .................................     56,322                               56,256
                                                             ---------                            ---------
                 Total liabilities and shareholders' equity  $ 833,892                            $ 826,277
                                                             =========                            =========


Interest margin recap
Net interest income and interest rate spread
     Net interest margin ..................................                            2.97%                                 3.16%
     Tax-equivalent net interest income spread ............               $   5,750    2.78%                  $   6,140      2.98%
     Tax-equivalent net interest margin as a percent of
          total average earning assets ....................                            2.98%                                 3.21%
Tax-equivalent adjustment (1) .............................                      12                                  95
                                                                          ---------                           ---------

                Net interest income .......................               $   5,738                           $   6,045
                                                                          =========                           =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earnings assets was 2.97 percent for the first six months of 2010, down from 3.14 percent for the same period in 2009 and was 2.97 percent for the second quarter of 2010, down from 3.16 percent for the same period in 2009. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, the tax-equivalent net interest margin as a percent of average earning assets was 2.98 percent for the first six months of 2010, down from 3.20 percent for the same period last year and was 2.98 percent for the quarter ended June 30, 2010, down from 3.21 percent for the same quarter last year. The 22 basis point drop in the tax-equivalent net interest margin during the first six months of 2010 compared to the same period in 2009 and the 23 basis point drop in the second quarter of 2010 compared to 2009 were primarily the result of higher balances of nonperforming assets and the increased investment in Federal Funds Sold and interest bearing deposits that the Company has maintained as part of its liquidity risk management program in 2010.

Net interest income was $11,314,000 for the six months ended June 30, 2010 compared to $11,987,000 for the same period in 2009, a decrease of 5.6 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $11,339,000 for the six months ended June 30, 2010 compared to $12,214,000 for the same period in 2009, a decrease of 7.2 percent, primarily due to $650,000 of subordinated debt interest expense in the first six months of 2010.

Net interest income was $5,738,000 for the three months ended June 30, 2010 compared to $6,045,000 for the same period in 2009, a decrease of 5.1 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $5,750,000 for the three months ended June 30, 2010 compared to $6,140,000 for the same period in 2009, a decrease of 6.4 percent, primarily due to $325,000 of subordinated debt interest expense in second quarter of 2010.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first six months of 2010 was $5,502,000 compared to $6,448,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income for the six months ended June 30, 2010 was $5,574,000 compared to $6,358,000 for the same period of 2009, a decrease of $784,000 or 12.3 percent. The effect of the Company's deferred compensation plan for the first six months of 2010 was a $72,000 decrease in noninterest income compared to a $90,000 increase in the same period of 2009.


Significant changes in noninterest income occurred primarily in the following areas:

     o Securities gains of $292,000 were realized from sales of AFS securities during the first six months of 2010 compared to $1,392,000 in the same period of 2009.

     o Bank Owned Life Insurance ("BOLI") income was $841,000 in the first six months of 2010 compared to $314,000 in the same period of 2009 due to the receipt of death benefit proceeds under that program. The Company did not purchase additional BOLI during 2010.

     o Gains on the sale of loans totaled $533,000 for the six months ended June 30, 2010 compared to $745,000 for the same period of 2009 due to a weaker demand for residential mortgage loan refinancing.

     o Trust fees grew $169,000 or 16.0 percent and commission income grew $83,000 or 20.7 percent during the first six months of 2010 compared to the same period of 2009 due to an improving stock market and an increase in trust assets under management.

Total noninterest income for the second quarter of 2010 was $2,792,000, a $394,000 or 12.4 percent decrease from $3,186,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income totaled $2,928,000 for the second quarter of 2010 compared to $2,964,000 for the same period of 2009, a decrease of $36,000 or 1.2 percent.

Significant changes in noninterest income occurred primarily in the following areas:

     o BOLI income was $681,000 in the second quarter of 2010 compared to $163,000 in the same period of 2009 due to the receipt of death benefit proceeds under that program. The Company did not purchase additional BOLI during 2010.

     o Net loss on foreclosed assets was $333,000 in the second quarter of 2010 compared to a $102,000 loss for the same period in 2009. This $231,000 increase in losses resulted primarily from declines in market values in the residential housing market and declining general economic conditions during the Company's holding period for these assets.

     o Securities gains of $187,000 were realized from sales of AFS securities during the second quarter of 2010 compared to $364,000 in the same period of 2009.

     o Gains on the sale of loans totaled $284,000 for the three months ended June 30, 2010, a 37.4 percent decrease from the $454,000 total for the same period of 2009 due to a weaker demand for residential mortgage loan refinancing.

Total noninterest expense was $10,870,000 for the first six months of 2010 compared to $11,346,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the first six months of 2010 was $10,771,000, a $449,000 or 4.0 percent decrease from $11,220,000 for the same period in 2009. The effect of the Company's deferred compensation plan for the first six months of 2010 was a $99,000 increase in noninterest expense compared to a $126,000 increase in the same period of 2009.

Significant changes in noninterest expense occurred in the following areas:

     o Total compensation expenses (salaries, incentive compensation and benefits) decreased by $354,000 or 5.9 percent to $5,681,000 in the first six months of 2010 compared to $6,035,000 in the first six months of 2009 due primarily to a reduction in staff levels and changes to some of the Bank's incentive compensation plans.

     o The Company experienced a $248,000 or 26.6 percent decrease in FDIC insurance premium expense in the first six months of 2010 compared to the same period in 2009 largely due to a special assessment applied to the banking industry in the second quarter of 2009 that did not reoccur in 2010.

Total noninterest expense was $5,453,000 for the second quarter of 2010 compared to $6,123,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the second quarter of 2010 was $5,499,000, a $384,000 or 6.5 percent decrease from $5,883,000 for the same period in 2009. The effect of the Company's deferred compensation plan for the second quarter of 2010 was a $46,000 decrease in noninterest expense compared to a $240,000 increase in the same period of 2009. Total compensation expenses (salaries, incentive compensation and benefits) decreased by $272,000 or 8.9 percent to $2,799,000 in the second quarter of 2010 compared to $3,071,000 in the second quarter of 2009.

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

The deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. The net deferred tax asset was $6,506,000 at June 30, 2010, an increase of $1,385,000 or 27.0 percent compared to $5,121,000 at June 30, 2009. The increase in the net deferred tax asset was primarily due to timing differences in the amount of provision for loan loss that was expensed in 2009 and 2010 compared to the charge-offs experienced. Management estimates charge-offs in future periods will exceed provision for loan loss expense and the Company's projected future taxable income will enable the Company to utilize the net deferred tax asset. In the second quarter of 2010, the Company recorded an additional deferred tax asset valuation allowance of $286,000 to reduce deferred state tax assets to the amount Management concluded was expected to be utilized in future periods. The Company adjusts its unrecognized tax benefits as necessary when additional information becomes available. The reassessment of the Company's unrecognized tax benefits may have a material impact on its effective tax rate in the period in which it occurs.

The Company's effective tax benefit rate was 57.3 percent for the six months ended June 30, 2010 compared to an effective tax rate of 17.8 percent for the same period in 2009. The magnitude of the Company's effective tax benefit rate for the first six months of 2010 is less meaningful since the Company experienced a net loss for the period and has multiple sources of tax-exempt income.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at June 30, 2010 were $845,731,000 an increase of
5.4 percent or $43,280,000 compared to $802,451,000 at December 31, 2009. Loans (including loans held for sale) totaled $552,287,000 at June 30, 2010 compared to $587,365,000 at December 31, 2009, a decrease of 6.0 percent. Deposits increased to $684,705,000 at June 30, 2010 compared to $634,254,000 at December 31, 2009, an increase of $50,451,000 or 8.0 percent, primarily due to a $26,186,000 increase in interest-bearing checking and NOW accounts and a $13,513,000 increase in certificates of deposit greater than $100,000. Borrowings decreased to $99,261,000 at June 30, 2010 compared to $106,056,000 at December 31, 2009, a 6.4 percent decrease primarily due to a $6,768,000 combined decrease in securities and loans sold under repurchase agreements.

Capital
-------
Shareholders' equity decreased by $562,000 at June 30, 2010 compared to December 31, 2009. This decrease was a result of a year-to-date net loss of $749,000, ESOT shares forfeited of $4,000, and dividends paid of $124,000 offset by option expense of $8,000, unrealized gain on securities in the Company's available for sale securities portfolio totaling $293,000 (net of tax) and common stock sold of $14,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2010 and December 31, 2009, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. Effective April 29, 2010, the Bank entered into a memorandum of understanding ("MOU") with the Federal Deposit Insurance Corporation (the "FDIC") and the Indiana Department of Financial Institutions (the "DFI"). The MOU is an informal administrative agreement in which the Bank has agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In accordance with the MOU, the Bank agreed among other things to maintaining a leverage capital ratio (tier 1 capital to average assets) of not less than 8.00 percent and a total risk-based capital ratio of not less than 12.00 percent.

As of June 30, 2010 and December 31, 2009, the actual and required capital amounts and ratios are as follows:

                                                                    Required for        To Be Well
                                                    Actual       Adequate Capital (1)  Capitalized (1)
                                                ------------------------------------------------------
                                                Amount   Ratio      Amount   Ratio      Amount   Ratio
                                                ------------------------------------------------------
As of June 30, 2010
-------------------
Total capital (1) (to risk-weighted assets)
Consolidated ...............................   $78,709   13.50 %   $46,636    8.00 %       N/A     N/A
Bank .......................................    75,568   13.06      46,293    8.00     $57,867   10.00%
Tier I capital (1) (to risk-weighted assets)
Consolidated ...............................    58,272   10.00      23,318    4.00         N/A     N/A
Bank .......................................    68,181   11.78      23,147    4.00      34,720    6.00
Tier I capital (1) (to average assets)
Consolidated ...............................    58,272    7.03      33,146    4.00         N/A     N/A
Bank .......................................    68,181    8.29      32,904    4.00      41,130    5.00

As of December 31, 2009
-----------------------
Total capital (1) (to risk-weighted assets)
Consolidated ...............................   $82,066   13.86 %   $47,367    8.00 %       N/A     N/A
Bank .......................................    78,436   13.33      47,063    8.00     $58,828   10.00%
Tier I capital (1) (to risk-weighted assets)
Consolidated ...............................    61,568   10.40      23,684    4.00         N/A     N/A
Bank .......................................    70,985   12.07      23,531    4.00      35,297    6.00
Tier I capital (1) (to average assets)
Consolidated ...............................    61,568    7.47      32,957    4.00         N/A     N/A
Bank .......................................    70,985    8.65      32,822    4.00      41,027    5.00

(1)  As defined by regulatory agencies

On July 22, 2010, the Board of Directors of the Company adopted a resolution requiring the Company to obtain the written approval of the Federal Reserve Bank of Chicago (the "Federal Reserve") at least thirty days prior to the declaration or payment of corporate dividends, any increase in debt or issuance of trust preferred obligations, or the redemption of any Company stock. The resolution was adopted at the direction of the Federal Reserve and will remain in effect until the Federal Reserve authorizes its rescission.

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

                                                     6/30/2010  12/31/2009  6/30/2009
                                                     --------------------------------
Total Watch List Loans $ ..........................     76,751      76,208     76,720
Number of Watch List Customers ....................         81          69         69
Total Watch List $ > 30 Days Past Due .............     33,147      32,728     17,368
Total Watch List $ Customers Secured by Real Estate     71,385      71,450     70,697
Total Watch List $ Secured by Non Real Estate .....      3,652       3,103      5,855
Total Watch List $ Unsecured ......................      1,714       1,655        168

As of June 30, 2010, 56.8 percent of the Watch List exposure was less than thirty days past due, compared to 58.6 percent as of March 31, 2010 and 77.4 percent as of June 30, 2009. Of the $76,751,000 of loans on the watch list on June 30, 2010, $60,984,000 (79.5 percent) were originated out of the Central Indiana (greater Indianapolis) offices.

The majority of the internally classified loans are secured with real estate which reduces the potential losses on those loans. In addition, the Company maintains an allowance for loan losses based upon its quarterly analysis of losses inherent in the loan portfolio. The allowance for loan losses was $17,494,000, or 3.20 percent of portfolio loans (excluding loans held for sale) at June 30, 2010 compared to $15,256,000, or 2.61 percent of portfolio loans at December 31, 2009. A portion of classified loans are non-accrual loans. The Bank had nonperforming assets (non-accrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $38,451,000 or 4.55 percent of total assets at June 30, 2010 compared to $25,424,000 or 3.17 percent of total assets at December 31, 2009.

In the second quarter of 2010, $2,309,000 of new specific reserves were allocated to seven of the Company's existing loans. The addition of these specific reserves resulted primarily from updated independent appraisals of the real estate securing these loans which had, based on the appraisals, decreased in market value. Management believed an increased allowance for loan losses was prudent given the addition of these specific reserves combined with the Company's historical charge-off trends. Thus, a higher provision for loan losses was expensed in the second quarter of 2010 to increase the allowance for loan losses.

During the second quarter of 2010, the Bank had net loan charge-offs totaling $2,904,000 compared to $1,576,000 in the second quarter of 2009. Past due loans (30 days or more) were 6.43 percent of total loans at June 30, 2010 compared to
2.99 percent of total loans at June 30, 2009.

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

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis ("FHLB") and to obtain brokered certificates of deposit ("CDs"). FHLB advances were $17,344,000 at June 30, 2010 compared to $17,371,000 at December 31, 2009. At
June 30, 2010, the Company had excess borrowing capacity at the FHLB of $43,916,000 as limited by the FHLB collateral limit. In terms of managing the Company's liquidity, Management's primary focus is on increasing deposits to fund future growth.

Over the past year, the Company has also utilized alternative funding sources. In July 2005, the Company began using brokered CDs as an alternate source of funding. As of June 30, 2010, the Company had $68,594,000 of brokered CDs on its balance sheet, compared to $46,201,000 at December 31, 2009 and $57,759,000 at June 30, 2009.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to pay interest on its subordinated debt. During the past twelve months, the main source of funding for the holding company has been dividends from the Bank. During the first and second quarters of 2010, the Bank paid no dividends to the holding company. As of July 1, 2010, the amount of dividends the Bank can pay to the parent company without prior regulatory approval was $1,278,000, versus $1,368,000 at January 1, 2010. As discussed in
Note 12 to the Consolidated Financial Statements (page 37 of the 2009 Annual Report to Shareholders) and Item 1 of the December 31, 2009 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Effective April 29, 2010, the Bank entered into a memorandum of understanding with the FDIC and DFI and will refrain from paying cash dividends without prior regulatory approval. On July 22, 2010, the Board of Directors of the Company adopted a resolution requiring the Company to obtain the written approval of the Federal Reserve prior to the declaration or payment of corporate dividends, any increase in debt or issuance of trust preferred obligations, or the redemption of any Company stock. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 7 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 6 of the consolidated condensed financial statements). During the six months ended June 30, 2010, $5,619,000 of cash was provided by operating activities, compared to $1,589,000 provided during the same period in 2009. The increase in the cash provided in this area was primarily a result of the $3,435,000 net increase in origination, proceeds from sale, and gain on sale of loans held for sale. During the first six months of 2010, $639,000 was used by investing activities, compared to $27,998,000 being provided in the same period of 2009. The increase in the cash used in this category occurred primarily due to the $38,818,000 net increase in the cash used in activities related to securities available for sale and held to maturity offset in part by a $16,681,000 increase in cash provided from loan activities. During the first six months of 2010, $45,364,000 of cash was provided by financing activities compared to $1,960,000 provided during the same period in 2009. The increase in cash provided by financing activities was primarily the result of a $52,278,000 increase in the net change in certificates of deposit.

Overall, net cash and cash equivalents increased $50,344,000 during the six months ended June 30, 2010 compared to an increase of $31,547,000 in the same period of 2009.

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

The Company's interest sensitivity position at June 30, 2010 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a relatively low exposure to interest rate risk.

The following charts summarize the results of Management's forecast of net interest income that would be generated by the Company's June 30, 2010 and December 31, 2009 balance sheets under a variety of sudden and sustained interest rate changes (shocks). In both cases, due to current economic conditions, Management feels it is appropriate to perform and analyze upward interest rate shocks ranging from 100 basis points to 400 basis points. In all cases the interest rate shocks reveal how the Company's balance sheet as of the shock date can be expected to perform in terms of net interest income. The shocks do not reflect any steps that Management might take to counteract that change.


             Projected Change in Net Interest Income - June 30, 2010
--------------------------------------------------------------------------------
                   Projected Net Interest         $ Change
                          Income Over the  in Net Interest     % Change in
Change in Interest     Next Twelve Months           Income    Net Interest
Rate (basis points)        (in thousands)   (in thousands)          Income
--------------------------------------------------------------------------------
              +400           $     19,376      $   (2,724)        (12.33)%
              +300                 19,950          (2,150)         (9.73)
              +200                 20,573          (1,527)         (6.91)
              +100                 21,315            (785)         (3.55)
                 0                 22,100              --             --
              -100                 22,156              56           0.25
              -200                 21,580            (520)         (2.35)


For comparative purposes, the following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2009 balance sheet under various rate shocks:


           Projected Change in Net Interest Income - December 31, 2009
--------------------------------------------------------------------------------
                   Projected Net Interest         $ Change
                          Income Over the  in Net Interest     % Change in
Change in Interest     Next Twelve Months           Income    Net Interest
Rate (basis points)        (in thousands)   (in thousands)          Income
--------------------------------------------------------------------------------
              +400           $     19,907      $   (2,658)        (11.78)%
              +300                 20,610          (1,955)         (8.66)
              +200                 21,317          (1,248)         (5.53)
              +100                 21,814            (751)         (3.33)
                 0                 22,565              --             --
              -100                 22,813             248           1.10
              -200                 22,303            (262)         (1.16)

Management believes a meaningful and sustained decline in interest rates is unlikely over the next twelve months, while an increase in rates over the next twelve months is certainly possible.

The June 30, 2010 table indicates that the Bank's interest rate risk profile has become modestly more sensitive to rising rates relative to the December 31, 2010 projections. The Company's June 30, 2010 balance sheet is projected to produce
9.73 percent less net interest income over the next twelve months if subjected to a 300 basis point immediate and sustained interest rate shock. This result is largely driven by the Company having more liabilities, primarily deposits, which would reprice over the twelve-month horizon than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock.

The results from the Company's rate shock analyses continue to indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched. The estimated changes in net interest income calculated as of June 30, 2010 are within the approved guidelines established by the Board of Directors.

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

Item 4.           Controls and Procedures.
-------           -----------------------

Monroe Bancorp's Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2010, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2010 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
-------   -----------------

Item 1.           Legal Proceedings.
-------           ------------------
                  None

Item 1A.          Risk Factors.
--------          -------------
                  There have been no material changes in the risk factors from those described in our 2009 Annual Report on Form 10-K except as set forth below.

                  The Recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material impact on our operations.

                  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Reform Act") into law. This new law broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs.

                  We are required to comply with the terms of a memorandum of understanding issued by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions and lack of compliance could result in additional regulatory actions.

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

                  On July 22, 2010, the Board of Directors of the Company adopted a resolution requiring the Company to obtain the written approval of the Federal Reserve at least thirty days prior to the declaration or payment of corporate dividends, any increase in debt or issuance of trust preferred obligations, or the redemption of any Company stock. The resolution was adopted at the direction of the Federal Reserve and will remain in effect until the Federal Reserve authorizes its rescission.

                  The Board of Directors and Management of the Bank have been taking action and implementing programs intended to comply with the requirements of the MOU. Notwithstanding the efforts of the Board of Directors and Management of the Bank, the FDIC or the DFI may determine that the issues raised by the MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business at the Bank and negatively affect our ability to implement our business plan, as well as our financial condition and results of operations.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
-------           ------------------------------------------------------------

                  Stock Repurchased During the Second Quarter of 2010
                  ---------------------------------------------------

                  No stock was repurchased by the Company during the fiscal quarter ended June 30, 2010. The Company's stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. The plan has no expiration date, but the Board of Directors may terminate the plan at anytime. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of June 30, 2010, the Board of Directors has not determined when stock repurchases will recommence.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           (Removed and Reserved).
-------           -----------------------

Item 5.           Other Information.
-------           ------------------
                  Not applicable.

Item 6.           Exhibits.
-------           ---------

Exhibit No:       Description of Exhibit:
-----------       -----------------------

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

10(xi) Schedule of Directors Compensation is incorporated by reference to registrant's Form 8-K filed July 27, 2010 (File No. 000-31951).

10(xii) Schedule of Executive Officers Compensation is incorporated by reference to registrant's Form 8-K filed July 23, 2010 (File No. 000-31951).

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

                                       MONROE BANCORP

    Date: August 6, 2010          By:  /s/ Mark D. Bradford
          --------------               ------------------------
                                       Mark D. Bradford, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

    Date: August 6, 2010          By:  /s/ Gordon M. Dyott
          --------------               ---------------------------------------
                                      Gordon M. Dyott, Exec. Vice President,
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                  Exhibit Index
                                  -------------


Exhibit No:       Description of Exhibit:
-----------       ------------------------

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

10(xi) Schedule of Directors Compensation is incorporated by reference to registrant's Form 8-K filed July 27, 2010 (File No. 000-31951).

10(xii) Schedule of Executive Officers Compensation is incorporated by reference to registrant's Form 8-K filed July 23, 2010 (File No. 000-31951).

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