Form 10-Q
period 2010-09-30
MONROE BANCORP
filed 2010-11-08
CIK 745456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No  [X]

Outstanding Shares of Common Stock on November 5, 2010:  6,229,778

                          MONROE BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                                                                           Page No.
                                                                                           -------
Part I. Financial Information:

    Item 1.    Financial Statements:

                  Consolidated Condensed Balance Sheets..........................................3

                  Consolidated Condensed Statements of Operations - Nine Months..................4

                  Consolidated Condensed Statements of Operations - Three Months.................5

                  Consolidated Condensed Statement of Shareholders' Equity.......................6

                  Consolidated Condensed Statements of Cash Flows................................7

                  Notes to Consolidated Condensed Financial Statements...........................8

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.......................................18

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................30

    Item 4T.   Controls and Procedures..........................................................32

Part II.  Other Information:

    Item 1.    Legal Proceedings................................................................32

    Item 1A.  Risk Factors......................................................................32

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds......................33

    Item 3.    Defaults Upon Senior Securities..................................................33

    Item 4.    (Removed and Reserved)...........................................................33

    Item 5.    Other Information................................................................33

    Item 6.    Exhibits.........................................................................33

Signatures......................................................................................35

Exhibit Index...................................................................................36

Part I. Financial Information
Item 1. Financial Statements

                          MONROE BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                   September 30, December 31,
                                                                                       2010         2009
                                                                                    (Unaudited)
                                                                                     ---------    ---------
Assets
         Cash and due from banks .................................................   $  10,835    $  14,394
         Federal funds sold ......................................................      44,024       14,154
         Interest-earning deposits ...............................................      50,222       21,583
                                                                                     ---------    ---------
               Total cash and cash equivalents ...................................     105,081       50,131

         Interest-bearing time deposits ..........................................       7,750         --
         Trading securities, at fair value .......................................       3,644        3,385
         Investment securities:
              Available for sale .................................................     121,798      110,813
              Held to maturity (fair value of $5,862 and $7,059) .................       5,743        7,052
                                                                                     ---------    ---------
                   Total investment securities ...................................     127,541      117,865

         Loans held for sale .....................................................       7,605        3,226
         Loans ...................................................................     539,454      584,139
         Allowance for loan losses ...............................................     (16,082)     (15,256)
                                                                                     ---------    ---------
              Net loans ..........................................................     523,372      568,883
         Premises and equipment ..................................................      19,223       19,879
         Federal Home Loan Bank of Indianapolis stock, at cost ...................       2,353        2,353
         Other assets ............................................................      41,553       36,729
                                                                                     ---------    ---------
                          Total assets ...........................................   $ 838,122    $ 802,451
                                                                                     =========    =========

Liabilities
         Deposits:
              Noninterest-bearing ................................................   $  92,387    $  90,033
              Interest-bearing ...................................................     573,814      544,221
                                                                                     ---------    ---------
                   Total deposits ................................................     666,201      634,254

         Borrowings ..............................................................     105,667      106,056
         Other liabilities .......................................................      10,307        5,939
                                                                                     ---------    ---------
                          Total liabilities ......................................     782,175      746,249

Commitments and Contingent Liabilities

Shareholders' Equity
         Common stock, no-par value
             Authorized, 18,000,000 shares
             Issued and outstanding - 6,229,778 and 6,227,550 shares, respectively         137          137
         Additional paid-in capital ..............................................       4,411        4,391
         Retained earnings .......................................................      50,910       51,607
         Accumulated other comprehensive income ..................................         511           89
         Unearned ESOT shares ....................................................         (22)         (22)
                                                                                     ---------    ---------
                          Total shareholders' equity .............................      55,947       56,202
                                                                                     ---------    ---------
                          Total liabilities and shareholders' equity .............   $ 838,122    $ 802,451
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

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          --------------------
                                                                            2010        2009
                                                                          --------    --------
Interest Income
       Loans, including fees ..........................................   $ 22,393    $ 25,539
       Trading securities .............................................        179          47
       Investment securities
            Taxable ...................................................      1,830       1,558
            Tax exempt ................................................         59         525
       Federal funds sold .............................................         32          28
       Other interest income ..........................................        152          33
                                                                          --------    --------
                    Total interest income .............................     24,645      27,730
                                                                          --------    --------

Interest Expense
       Deposits .......................................................      5,491       8,294
       Short-term borrowings ..........................................         67          62
       Other borrowings ...............................................      2,031       1,303
                                                                          --------    --------
                    Total interest expense ............................      7,589       9,659
                                                                          --------    --------
                    Net interest income ...............................     17,056      18,071
       Provision for loan losses ......................................     10,900       7,000
                                                                          --------    --------
                    Net interest income after provision for loan losses      6,156      11,071
                                                                          --------    --------

Noninterest Income
       Fiduciary activities ...........................................      1,870       1,693
       Service charges on deposit accounts ............................      2,229       2,603
       Commission income ..............................................        713         626
       Gains on sales of available for sale securities ................        640       1,656
       Losses on sales of trading securities ..........................         (3)       (201)
       Unrealized gains on trading securities .........................         72         467
       Net gains on loans sales .......................................        960       1,106
       Debit card interchange fees ....................................      1,003         872
       Bank owned life insurance (BOLI) ...............................      1,005         477
       Net loss on foreclosed assets ..................................       (308)       (874)
       Other operating income .........................................        570         436
                                                                          --------    --------
                    Total other income ................................      8,751       8,861
                                                                          --------    --------

Noninterest Expenses
       Salaries and employee benefits .................................      8,413       8,884
       Net occupancy and equipment expense ............................      2,517       2,757
       Advertising ....................................................        299         427
       Legal fees .....................................................        619         352
       Appreciation in directors' and executives'
            deferred compensation plans ...............................        239         303
       Federal Deposit Insurance Corporation premiums .................      1,132       1,214
       Loan and collection expenses ...................................        415         122
       Automated teller machine (ATM) operating expenses ..............        360         323
       Other operating expense ........................................      2,479       2,393
                                                                          --------    --------
                    Total other expenses ..............................     16,473      16,775
                                                                          --------    --------

                    Income (loss) before income tax ...................     (1,566)      3,157
                    Income tax expense (benefit) ......................     (1,056)        565
                                                                          --------    --------
                                 Net income (loss) ....................   $   (510)   $  2,592
                                                                          ========    ========

       Basic earnings (loss) per share ................................   $ (0.082)   $  0.417
       Diluted earnings (loss) per share ..............................   $ (0.082)   $  0.417
       Dividends declared and paid per share ..........................   $   0.03    $   0.15

            See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                         Three Months Ended
                                                                           September 30,
                                                                         ------------------
                                                                          2010       2009
                                                                         -------    -------
Interest Income
       Loans, including fees .........................................   $ 7,353    $ 8,535
       Trading securities ............................................         8         11
       Investment securities
            Taxable ..................................................       656        519
            Tax exempt ...............................................        15         89
       Federal funds sold ............................................        13         11
       Other interest income .........................................        54         10
                                                                         -------    -------
                   Total interest income .............................     8,099      9,175
                                                                         -------    -------

Interest Expense
       Deposits ......................................................     1,661      2,430
       Short-term borrowings .........................................        23         21
       Other borrowings ..............................................       674        640
                                                                         -------    -------
                   Total interest expense ............................     2,358      3,091
                                                                         -------    -------
                   Net interest income ...............................     5,741      6,084
       Provision for loan losses .....................................     3,200      2,200
                                                                         -------    -------
                   Net interest income after provision for loan losses     2,541      3,884
                                                                         -------    -------

Noninterest Income
       Fiduciary activities ..........................................       645        637
       Service charges on deposit accounts ...........................       704        905
       Commission income .............................................       229        225
       Gains on sales of available for sale securities ...............       347        264
       Losses on sales of trading securities .........................      --         (201)
       Unrealized gains on trading securities ........................       141        377
       Net gains on loans sales ......................................       426        361
       Debit card interchange fees ...................................       344        297
       Bank owned life insurance (BOLI) ..............................       164        163
       Net loss on foreclosed assets .................................       (37)      (761)
       Other operating income ........................................       286        146
                                                                         -------    -------
                   Total other income ................................     3,249      2,413
                                                                         -------    -------

Noninterest Expenses
       Salaries and employee benefits ................................     2,731      2,849
       Net occupancy and equipment expense ...........................       794        899
       Advertising ...................................................        76        138
       Legal fees ....................................................       265        115
       Appreciation in directors' and executives'
            deferred compensation plans ..............................       146        184
       Federal Deposit Insurance Corporation premiums ................       446        280
       Loan and collection expenses ..................................       132         55
       Automated teller machine (ATM) operating expenses .............       128        114
       Other operating expense .......................................       884        795
                                                                         -------    -------
                   Total other expenses ..............................     5,602      5,429
                                                                         -------    -------

                   Income before income tax ..........................       188        868
                   Income tax expense (benefit) ......................       (51)       158
                                                                         -------    -------
                                Net income ...........................   $   239    $   710
                                                                         =======    =======

       Basic earnings per share ......................................   $ 0.038    $ 0.114
       Diluted earnings per share ....................................   $ 0.038    $ 0.114
       Dividends declared and paid per share .........................   $  0.01    $  0.01

            See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                            For the Nine Months Ended
                               September 30, 2010
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                          Unearned
                                       Common Stock                                       Accumulated     Employee
                                    ------------------ Additional                            Other          Stock
                                      Shares            Paid in   Comprehensive Retained  Comprehensive   Ownership
                                    Outstanding Amount  Capital   Income (Loss) Earnings     Income      Trust Shares   Total
                                    --------------------------------------------------------------------------------------------

Balances January 1, 2010 ..........  6,227,550   $ 137  $ 4,391                 $ 51,607      $  89         $ (22)     $ 56,202

Comprehensive Loss:
  Net loss for the period .........                                  $ (510)        (510)                                  (510)
  Other comprehensive income -
    Unrealized gain on securities,
    net of tax and reclassification
    adjustment ....................                                     422                     422                         422
                                                                     ------
Comprehensive Loss ................                                  $  (88)
                                                                     ======
ESOT shares forfeited .............                          (6)                                                             (6)
Stock option compensation
    expense .......................                          12                                                              12
Common stock issued ...............      2,228               14                                                              14
Cash dividend ($0.03 per share) ...                                                 (187)                                  (187)
                                     --------------------------                 -----------------------------------------------
Balances September 30, 2010 .......  6,229,778   $ 137  $ 4,411                 $ 50,910      $ 511         $ (22)     $ 55,947
                                     ==========================                 ===============================================

           See notes to consolidated condensed financial statements.

                          MONROE BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               ----------------------
                                                                                 2010         2009
                                                                               ---------    ---------
Operating Activities
      Net income (loss) ....................................................   $    (510)   $   2,592
      Adjustments to reconcile net income to net cash provided
              by operating activities:
         Provision for loan losses .........................................      10,900        7,000
         Depreciation and amortization .....................................         823          914
         Deferred income tax ...............................................        (893)        (634)
         Investment securities amortization (accretion), net ...............         (72)         (12)
         Available for sale securities gains including redemptions .........        (640)      (1,656)
         Trading securities losses including redemptions ...................           3          201
         Net change in trading securities ..................................        (190)        (532)
         Loss on disposal of premises and equipment ........................          31            9
         Origination of loans held for sale ................................     (57,582)     (76,549)
         Proceeds from sale of loans held for sale .........................      54,163       77,319
         Gain on sale of loans held for sale ...............................        (960)      (1,106)
         ESOT shares forfeited .............................................          (6)         (11)
         Loss on foreclosed assets .........................................         308          874
         Stock-based compensation expense (forfeiture) .....................          12          (11)
         Net change in:
              Interest receivable and other assets .........................       1,665         (788)
              Interest payable and other liabilities .......................       8,368        3,481
                                                                               ---------    ---------
                        Net cash provided by operating activities ..........      15,420       11,091
                                                                               ---------    ---------

Investing Activities
      Net change in interest-bearing time deposits .........................      (7,750)        --
      Purchase of securities available for sale ............................    (274,929)    (274,210)
      Proceeds from paydowns and maturities of securities available for sale     188,041      223,546
      Proceeds from paydowns and maturities of securities held to maturity .       1,308         --
      Proceeds from sales of securities available for sale .................      73,193       65,388
      Net change in loans ..................................................      25,082       16,967
      Purchase of premises and equipment ...................................        (198)        (812)
      Proceeds from sale of foreclosed assets ..............................       1,580          188
      Purchase of FHLB stock ...............................................        --            (41)
                                                                               ---------    ---------
                        Net cash provided by investing activities ..........       6,327       31,026
                                                                               ---------    ---------

Financing Activities
      Net change in:
         Noninterest-bearing, interest-bearing demand and savings deposits .      16,042       40,985
         Certificates of deposit ...........................................      15,905      (51,357)
         Borrowings ........................................................       1,528        7,096
      Proceeds from Federal Home Loan Bank advances ........................       4,000       10,000
      Repayments of Federal Home Loan Bank advances ........................      (4,099)     (18,093)
      Proceeds from subordinated debentures ................................        --         13,000
      Proceeds from sale of common stock ...................................          14         --
      Cash dividends paid ..................................................        (187)        (933)
                                                                               ---------    ---------
                        Net cash provided by financing activities ..........      33,203          698
                                                                               ---------    ---------
Net Change in Cash and Cash Equivalents ....................................      54,950       42,815
Cash and Cash Equivalents, Beginning of Period .............................      50,131       23,721
                                                                               ---------    ---------
Cash and Cash Equivalents, End of Period ...................................   $ 105,081    $  66,536
                                                                               =========    =========

Supplemental cash flow disclosures
      Interest paid ........................................................   $   7,466    $   9,845
      Income tax paid ......................................................         657          450

            See notes to consolidated condensed financial statements.

Note 1: Basis of Presentation
-----------------------------
The consolidated condensed financial statements include the accounts of Monroe Bancorp (the "Company") and its wholly-owned subsidiary, Monroe Bank, a state-chartered bank (the "Bank") and the Bank's wholly-owned subsidiaries, Sycamore Property Investments, LLC, HIE Enterprises, LLC, MB Portfolio Management, Inc. ("MB"), the Bank's majority-owned subsidiary CBAI CDE III, LLC, and MB's majority-owned subsidiary MB REIT, Inc. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2009, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, have not been audited by independent accountants, but reflect, in the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2: Earnings Per Share
--------------------------
The number of shares used to compute basic and diluted earnings (loss) per share was as follows:

                                                         Nine months ended
                                              --------------------------------------
                                              September 30, 2010  September 30, 2009
                                              ------------------  ------------------
Net income (loss) (in thousands) .............    $      (510)        $     2,592
                                                  ===========         ===========
Weighted average shares outstanding ..........      6,228,659           6,227,550
Average unearned ESOT shares .................         (1,313)             (5,538)
                                                  -----------         -----------
Shares used to compute basic earnings (loss)
     per share ...............................      6,227,346           6,222,012
Effect of dilutive securities- stock options .           --                  --
                                                  -----------         -----------
Shares used to compute diluted earnings (loss)
     per share ...............................      6,227,346           6,222,012
                                                  ===========         ===========

Earnings (loss) per share, basic .............    $    (0.082)        $     0.417
Earnings (loss) per share, diluted ...........    $    (0.082)        $     0.417

Options to purchase 30,000 shares at $6.00 per share, 5,500 shares at $10.12 per share, 16,500 shares at $12.73 per share, 5,500 shares at $14.73 per share, 25,000 shares of common stock at $16.00 per share, 10,000 shares of common stock at $16.83, and 170,000 shares of common stock at $22.00 per share were outstanding at September 30, 2010 and options to purchase 5,500 shares at $10.12 per share, 22,000 shares at $12.05 per share, 16,500 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16.00 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22.00 per share were outstanding at September 30, 2009, but were not included in the computation of diluted earnings per share for the nine months ended September 30, 2010 and 2009, respectively because the options were antidilutive.

                                                        Three months ended
                                             --------------------------------------
                                             September 30, 2010  September 30, 2009
                                             ------------------  ------------------
Net income (in thousands) ..................    $       239          $       710
                                                ===========          ===========
Weighted average shares outstanding ........      6,229,724            6,227,550
Average unearned ESOT shares ...............           (788)              (4,163)
                                                -----------          -----------
Shares used to compute basic earnings
     per share .............................      6,228,936            6,223,387
Effect of dilutive securities- stock options           --                   --
                                                -----------          -----------
Shares used to compute diluted earnings
     per share .............................      6,228,936            6,223,387
                                                ===========          ===========

Earnings per share, basic ..................    $     0.038          $     0.114
Earnings per share, diluted ................    $     0.038          $     0.114

Options to purchase 30,000 shares at $6.00 per share, 5,500 shares at $10.12 per share, 16,500 shares at $12.73 per share, 5,500 shares at $14.73 per share, 25,000 shares of common stock at $16.00 per share, 10,000 shares of common stock at $16.83, and 170,000 shares of common stock at $22.00 per share were outstanding at September 30, 2010 and options to purchase 5,500 shares at $10.12 per share, 22,000 shares at $12.05 per share, 16,500 shares at $12.73 per share, 11,000 shares at $14.73 per share, 30,000 shares of common stock at $16.00 per share, 13,000 shares of common stock at $16.83, and 210,000 shares of common stock at $22.00 per share were outstanding at September 30, 2009, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2010 and 2009, respectively because the options were antidilutive.

Note 3:  Investment Securities
------------------------------

                                                                         Gross       Gross
                                                         Amortized  Unrealized  Unrealized        Fair
                                                              Cost       Gains      Losses       Value
                                                         ---------------------------------------------
As of September 30, 2010
Available for Sale
     Federal agencies ................................    $ 58,722    $    188    $   --      $ 58,910
     Corporate bonds .................................         967           5           7         965
     Residential mortgage-backed securities (agencies)      58,317         550          32      58,835
     Marketable equity securities ....................       3,013          75        --         3,088
                                                          --------    --------    --------    --------
           Total available for sale ..................     121,019         818          39     121,798
                                                          --------    --------    --------    --------

Held to Maturity
     Federal agencies ................................       1,001          43        --         1,044
     State and municipal .............................       4,742          76        --         4,818
                                                          --------    --------    --------    --------
           Total held to maturity ....................       5,743         119        --         5,862
                                                          --------    --------    --------    --------

           Total investment securities ...............    $126,762    $    937    $     39    $127,660
                                                          ========    ========    ========    ========


As of December 31, 2009
Available for Sale
     Federal agencies ................................    $ 71,996    $     59    $     48    $ 72,007
     Corporate bonds .................................       1,000        --          --         1,000
     State and municipal .............................       1,843           2        --         1,845
     Residential mortgage-backed securities (agencies)      32,831         260         117      32,974
     Marketable equity securities ....................       3,013        --            26       2,987
                                                          --------    --------    --------    --------
           Total available for sale ..................     110,683         321         191     110,813
                                                          --------    --------    --------    --------

Held to Maturity
     Federal agencies ................................       1,002          61        --         1,063
     State and municipal .............................       6,050          36          90       5,996
                                                          --------    --------    --------    --------
           Total held to maturity ....................       7,052          97          90       7,059
                                                          --------    --------    --------    --------

           Total investment securities ...............    $117,735    $    418    $    281    $117,872
                                                          ========    ========    ========    ========

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Available for Sale         Held to Maturity
                                                     ----------------------    ----------------------
                                                     Amortized         Fair    Amortized         Fair
                                                          Cost        Value         Cost        Value
                                                     ----------------------    ----------------------
Within one year .................................     $   --       $   --       $  2,021     $  2,071
One to five years ...............................       55,222       55,403         --           --
Five to ten years ...............................        4,467        4,472        3,722        3,791
Over ten years ..................................         --           --           --           --
                                                      --------     --------     --------     --------
                                                        59,689       59,875        5,743        5,862

Residential mortgage-backed securities (agencies)       58,317       58,835         --           --
Marketable equity securities ....................        3,013        3,088         --           --
                                                      --------     --------     --------     --------

   Totals .......................................     $121,019     $121,798     $  5,743     $  5,862
                                                      ========     ========     ========     ========

Securities with a carrying value of $75,333,000 and $85,854,000 were pledged at September 30, 2010 and December 31, 2009, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale were $73,193,000 and $65,388,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. Gross gains of $612,000 and $1,648,000 were realized on sales and $28,000 and $8,000 were realized on redeemed available for sale securities in the nine months ended September 30, 2010 and September 30, 2009, respectively. Proceeds from sales of securities available for sale were $32,826,000 and $12,637,000 for the three months ended September 30, 2010 and September 30, 2009, respectively. Gross gains of $332,000 and $263,000 were realized on sales in the three months ended September 30, 2010 and September 30, 2009, respectively. The Bank realized gains of $15,000 and $1,000 on redeemed available for sale securities in the three months ended September 30, 2010 and September 30, 2009, respectively.

There were no sales of held to maturity securities during the nine months ended September 30, 2010 or September 30, 2009.

Trading securities, which consist of mutual funds held in a rabbi trust associated with the directors' and executives' deferred compensation plans, are recorded at fair value. Unrealized holding gains on trading securities of $72,000 were included in earnings in the nine months ended September 30, 2010 while unrealized holding gains on trading securities of $467,000 were included in earnings in the nine months ended September 30, 2009. Unrealized holding gains on trading securities of $141,000 were included in earnings in the three months ended September 30, 2010 while unrealized holding gains on trading securities of $377,000 were included in earnings in the three months ended September 30, 2009.

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2010 and December 31, 2009 was $17,424,000 and $51,162,000, which is approximately 13.7 percent and 43.4 percent respectively, of the Company's available for sale and held to maturity investment portfolio.


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

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

                                                                          September 30, 2010
                                                  ------------------------------------------------------------------
                                                   Less than 12 Months    12 Months or More          Total
                                                 -------------------------------------------------------------------
                                                             Unrealized            Unrealized             Unrealized
Description of Securities                          Fair Value    Losses  Fair Value    Losses  Fair Value     Losses
                                                 ----------------------  --------------------  ---------------------
Corporate bonds .................................   $   492    $    (7)   $  --      $  --      $   492     $    (7)
Residential mortgage-backed securities (agencies)    16,932        (32)      --         --       16,932         (32)
                                                    -------    -------    -------    -------    -------     -------

Total temporarily impaired securities ...........   $17,424    $   (39)   $  --      $  --      $17,424     $   (39)
                                                    =======    =======    =======    =======    =======     =======

                                                                           December 31, 2009
                                                  ------------------------------------------------------------------
                                                   Less than 12 Months    12 Months or More          Total
                                                 -------------------------------------------------------------------
                                                             Unrealized            Unrealized             Unrealized
Description of Securities                          Fair Value    Losses  Fair Value    Losses  Fair Value     Losses
                                                 ----------------------  --------------------  ---------------------

Federal agencies ................................   $37,649    $   (48)   $  --      $  --      $37,649     $   (48)
Residential mortgage-backed securities (agencies)     6,566       (117)      --         --        6,566        (117)
State and political subdivisions ................     3,960        (90)      --         --        3,960         (90)
Marketable equity securities ....................      --         --        2,987        (26)     2,987         (26)
                                                    -------    -------    -------    -------    -------     -------

Total temporarily impaired securities ...........   $48,175    $  (255)   $ 2,987    $   (26)   $51,162     $  (281)
                                                    =======    =======    =======    =======    =======     =======

The unrealized losses on the Company's investments in direct obligations of U.S. government agencies, corporate bonds, mortgage-backed securities and municipal securities were primarily caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Note 4:  Loans and Allowance
----------------------------

                                      September 30,  December 31,
                                               2010          2009
                                      ---------------------------
Commercial and industrial loans .......   $  80,669     $  81,102
Real estate loans .....................     388,690       424,964
Construction loans ....................      56,118        62,351
Installment loans .....................      13,977        15,722
                                          ---------     ---------
                                            539,454       584,139
Allowance for loan losses .............     (16,082)      (15,256)
                                          ---------     ---------

Loans, net of allowance for loan losses   $ 523,372     $ 568,883
                                          =========     =========

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                               2010          2009
                                                         -------------------------------
Allowance for Loan Losses
    Balances, January 1 ...................................  $ 15,256      $ 11,172
    Provision for losses ..................................    10,900         7,000
    Recoveries on loans ...................................       503           225
    Loans charged off .....................................   (10,577)       (5,216)
                                                             --------      --------

    Balances, September 30 ................................  $ 16,082      $ 13,181
                                                             ========      ========


Information on impaired loans is summarized below.
                                                         September 30,  December 31,
                                                                 2010          2009
                                                         ------------  ------------
  Impaired loans with an allowance ........................  $ 25,671      $ 10,531
  Impaired loans for which the discounted cash flows or
     collateral value exceeds the carrying value of
     the loan                                                   8,313        14,610
                                                             --------      --------
        Total impaired loans ..............................  $ 33,984      $ 25,141
                                                             ========      ========

  Allowance for impaired loans (included in the Company's
     allowance for loan losses) ...........................  $  4,427      $  3,075

At September 30, 2010 and December 31, 2009, accruing loans delinquent 90 days or more totaled $1,559,000 and $1,053,000, respectively. Non-accruing loans at September 30, 2010 and December 31, 2009 were $25,518,000 and $20,603,000, respectively.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring and non-recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall:

                                                                          Fair Value Measurements Using
                                                                 --------------------------------------------
                                                                 Quoted Prices in   Significant
                                                                   Active Markets         Other   Significant
                                                                    for Identical    Observable  Unobservable
                                                                           Assets        Inputs        Inputs
                                                         Fair Value     (Level 1)     (Level 2)     (Level 3)
                                                         ----------------------------------------------------
As of September 30, 2010
------------------------
Fair value measured on a recurring basis
Trading securities ..................................      $  3,644      $  3,644      $   --        $   --
Available for sale securities
    Federal agencies ................................        58,910          --          58,910          --
    Corporate bonds .................................           965          --             965          --
    Residential mortgage-backed securities (agencies)        58,835          --          58,835          --
    Marketable equity securities ....................         3,088         3,088          --            --
                                                           --------      --------      --------      --------
        Total .......................................      $121,798      $  3,088      $118,710      $   --
                                                           ========      ========      ========      ========

Fair value measured on a non-recurring basis
Impaired loans (collateral dependent), net
   of specific allowance ............................      $ 23,244      $   --        $   --        $ 23,244
Other real estate owned .............................           310          --            --             310

As of December 31, 2009
-----------------------
Fair value measured on a recurring basis
Trading securities ..................................      $  3,385      $  3,385      $   --        $   --
Available for sale securities
    Federal agencies ................................        72,007          --          72,007          --
    Corporate bonds .................................         1,000          --           1,000          --
    State and municipal .............................         1,845          --           1,845          --
    Residential mortgage-backed securities (agencies)        32,974          --          32,974          --
    Marketable equity securities ....................         2,987         2,987          --            --
                                                           --------      --------      --------      --------
        Total .......................................      $110,813      $  2,987      $107,826      $   --
                                                           ========      ========      ========      ========

Fair value measured on a non-recurring basis
Impaired loans (collateral dependent), net
   of specific allowance ............................      $ 12,287      $   --        $   --        $ 12,287
Other real estate owned .............................         3,080          --            --           3,080

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

The estimated fair values of the Company's financial instruments are as follows:

                                               September 30, 2010
                                              --------------------
                                              Carrying        Fair
                                                Amount       Value
                                              --------------------
Assets
  Cash and cash equivalents ..............    $105,081    $105,081
  Interest-bearing time deposits .........       7,750       7,750
  Trading account securities .............       3,644       3,644
  Investment securities available for sale     121,798     121,798
  Investment securities held to maturity .       5,743       5,862
  Loans including loans held for sale, net     530,977     543,261
  Interest receivable ....................       2,172       2,172
  Stock in FHLB ..........................       2,353       2,353

Liabilities
  Deposits ...............................     666,201     673,264
  Borrowings .............................     105,667     104,606
  Interest payable .......................       1,042       1,042

Off-Balance Sheet Commitments ............        --          --

                                               December 31, 2009
                                              --------------------
                                              Carrying        Fair
                                                Amount       Value
                                              --------------------
Assets
  Cash and cash equivalents ..............    $ 50,131    $ 50,131
  Trading account securities .............       3,385       3,385
  Investment securities available for sale     110,813     110,813
  Investment securities held to maturity .       7,052       7,059
  Loans including loans held for sale, net     572,109     574,568
  Stock in FHLB ..........................       2,353       2,353
  Interest receivable ....................       2,402       2,402

Liabilities
  Deposits ...............................     634,254     613,354
  Borrowings .............................     106,056      99,511
  Interest payable .......................         918         918

Off-Balance Sheet Commitments ............        --          --

Note 6:  Other Comprehensive Income (Loss)
------------------------------------------

                                                                    Nine Months Ended
                                                                      September 30
                                                                    -----------------
                                                                     2010        2009
                                                                   -------     -------
Net unrealized gain on securities available-for-sale ..........    $ 1,289     $ 1,151
Less:  reclassification adjustment for gains included in income        640       1,656
                                                                   -------     -------
    Other comprehensive income (loss), before tax effect ......        649        (505)
Tax benefit (expense) .........................................       (227)        168
                                                                   -------     -------
    Other comprehensive income (loss) .........................    $   422     $  (337)
                                                                   =======     =======

                                                                    Three Months Ended
                                                                      September 30
                                                                    -----------------
                                                                     2010        2009
                                                                   -------     -------
Net unrealized gain on securities available-for-sale ..........    $   545     $   492
Less:  reclassification adjustment for gains included in income        347         264
                                                                   -------     -------
    Other comprehensive income, before tax effect .............        198         228
Tax expense ...................................................        (69)        (80)
                                                                   -------     -------
    Other comprehensive income ................................    $   129     $   148
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

Note 11: Pending Merger
-----------------------
On October 5, 2010, the Company and Old National Bancorp ("Old National") entered into a definitive agreement (the "Merger Agreement") pursuant to which the Company will be merged with and into Old National and at the same time as or as soon as practicable after such merger, the Company's bank subsidiary, Monroe Bank, will be merged into Old National's bank subsidiary, Old National Bank.

Under the terms of the Merger Agreement, holders of the Company's common stock will receive 1.275 shares of Old National common stock for each share of the Company common stock held by them. The exchange ratio will adjust if the price of Old National common stock (calculated near the closing date) exceeds $10.98 per share. In such event, the Company's shareholders will receive $14.00 of Old National common stock for each share of Company common stock held by them. The exchange ratio is subject to other adjustments under certain circumstances if delinquent loans (as defined in the Merger Agreement) of the Company exceed specified amounts as of the tenth day prior to the closing of the merger or if, as of the end of the month prior to the closing, the consolidated shareholders' equity of the Company, as adjusted pursuant to the Merger Agreement, falls below the consolidated shareholders' equity of the Company as of June 30, 2010.

Based upon the closing price of $10.47 per share of Old National common stock the day before the transaction was announced, the transaction is valued at approximately $83.5 million. The transaction value will change due to fluctuations in the price of Old National common stock.

The merger is expected to close on January 1, 2011 or early in the first quarter of 2011, and is subject to approval by federal and state regulatory authorities and the Company's shareholders and the satisfaction of the closing conditions set forth in the Merger Agreement.

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

The Bank, with its primary offices located in Bloomington, Indiana, conducts business from seventeen locations in Monroe, Jackson, Lawrence, Hendricks and Hamilton counties in Indiana. Approximately 77 percent of the Bank's deposits are in Monroe County and are concentrated in and around the city of Bloomington.

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

On October 5, 2010, the Boards of Directors of Monroe Bancorp and Old National Bancorp entered into an agreement to merge the two companies. If the merger is approved by the shareholders of Monroe Bancorp and all other closing conditions are satisfied, each shareholder of Monroe Bancorp shall receive 1.275 shares of Old National Bancorp common stock for each share of their Monroe Bancorp common stock owned before the merger, subject to certain adjustments as described in the Merger Agreement. See Note 11 to the consolidated condensed financial statements of the Company. Interested parties should refer to the Merger Agreement for details as to possible adjustments to the 1.275 exchange rate. However, the following information is provided to assist in the evaluation of the possible impact of two adjustments that relate directly to the Company's financial performance.

The exchange rate will be reduced if the aggregate amount of the Company's delinquent loans, as defined in the Merger Agreement, exceeds $59,720,000 as of the tenth day prior to the merger. Delinquent loans, as defined in the Merger Agreement, were $53,520,000 at June 30, 2010 and $53,118,000 at September 30, 2010.

The exchange rate will also be reduced if, as of the end of the month prior to the closing of the merger, Monroe Bancorp's shareholders' equity (computed in accordance with the terms of the Merger Agreement) is less than $55,640,000. Monroe Bancorp's shareholders' equity, computed in accordance with the terms of the Merger Agreement, was $56,640,000 at June 30, 2010 and $56,985,000 at September 30, 2010.

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

o In the "Noninterest Income / Noninterest Expense" section of this document, we report noninterest income and noninterest expense without the effect of unrealized gains and losses on securities in a grantor trust ("rabbi trust") which is a non-GAAP financial measure. Other income includes realized and unrealized securities gains and losses and capital gain dividends on trading securities (mutual funds) held in a rabbi trust in connection with the Company's Directors' and Executives' Deferred Compensation Plans. These securities are held as trading securities, and hence, unrealized gains and losses are recognized on the income statement. Any unrealized or realized loss on securities held in the rabbi trust net of any dividend, interest and capital gain dividend income earned on the securities in the rabbi trust (included in net interest income) are directly offset by a decrease to directors' fee/deferred executive compensation expense (included in other expense), and conversely, any net realized or unrealized gain combined with interest, dividends and capital gain dividends earned on the securities in the trust are directly offset by an increase to directors' fee/deferred executive compensation expense. These offsets are included in the line item identified on pages 4 and 5 of the consolidated financial statements as "Appreciation in directors' and executives' deferred compensation plans." The activity in the rabbi trust has no effect on the Company's net income. Therefore, Management believes a more accurate comparison of current and prior year noninterest income and noninterest expense can be made if the rabbi trust realized and unrealized gains, losses, capital gain dividends and offsetting appreciation (depreciation) on the deferred compensation plans and trustee fees are removed.

Results of Operations
---------------------

Overview
--------
The Company had net income for the third quarter of 2010 of $239,000, a 66.3 percent decrease from net income of $710,000 for the same quarter last year. Basic and diluted earnings per share for the third quarter of 2010 were $0.038, down 66.7 percent from $0.114 basic and diluted earnings per share for the third quarter of 2009. Annualized return on average equity ("ROAE") for the third quarter of 2010 decreased to 1.69 percent compared to 4.95 percent for the third quarter of 2009. The annualized return on average assets ("ROAA") was 0.11 percent for the third quarter of 2010 compared to 0.34 percent for the same period of 2009.

Net loss for the first nine months of 2010 was $510,000, a 119.7 percent decrease from net income of $2,592,000 for the same period last year. Basic and diluted (loss) per share for the first nine months of 2010 were $(0.082), down
119.7 percent from $0.417 basic and diluted earnings per share for the same period of 2009. Annualized ROAE for the nine months ended September 30, 2010 decreased to (1.21) percent compared to 6.14 percent for the first nine months of 2009. The annualized ROAA was (0.08) percent for the nine months ended September 30, 2010 compared to 0.42 percent for the first nine months of 2009.

The decline in net income for the third quarter of 2010 compared to the third quarter of 2009 resulted primarily from an increase in the provision for loan losses and a decrease in loan interest income. The provision for loan losses totaled $3,200,000 for the third quarter of 2010 compared to $2,200,000 for the same period of 2009. Loan interest income totaled $7,353,000 for the third quarter of 2010 compared to $8,535,000 for the same period of 2009 due primarily to a $65,488,000 decrease in loans. Net interest income for the third quarter of 2010, after the provision for loan losses, decreased $1,343,000 or 34.6 percent from the third quarter of 2009.

The decline in net income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulted primarily from an increase in the provision for loan losses, a decrease in gains from the sale of available for sale ("AFS") securities and interest expense on the subordinated debt that was issued in July 2009. The provision for loan losses totaled $10,900,000 for the nine months ended September 30, 2010 compared to $7,000,000 for the same period of 2009. Gains from the sale of AFS securities totaled $640,000 for the nine months ended September 30, 2010 compared to $1,656,000 for the same period of 2009. The interest expense on the subordinated debt (including amortization of debt issuance costs) totaled $1,033,000 for the nine months ended September 30, 2010 compared to $287,000 for the nine months ended September 30, 2009. Net interest income for the nine months ended September 30, 2010, after the provision for loan losses, decreased $4,915,000, or 44.4 percent from the same period in 2009.

The following items affected third quarter and year-to-date results:

o General Economic Conditions in the Real Estate Markets - Among the primary areas of Management focus during 2009 and 2010 were managing the deterioration of asset quality resulting from slowing economic activity and stresses in the residential housing markets. Nonperforming assets and 90-day past due loans totaled $40,548,000 (4.8 percent of total assets) at September 30, 2010 compared to $38,451,000 (4.5 percent of total assets) at June 30, 2010 and $21,622,000 (2.6 percent of total assets) at September 30, 2009. The provision for loan losses for the nine months ended September 30, 2010 totaled $10,900,000, a $3,900,000 increase over the $7,000,000 provision made during the same period of 2009 due to Management's assessment of potential losses in the Bank's loan portfolio.

o Securities Gains - Securities gains of $640,000 were realized from sales of AFS securities during the first nine months of 2010 compared to $1,656,000 in the same period of 2009.

o Subordinated debt interest expense - Subordinated debt interest expense (including amortization of debt issuance costs) incurred in the first nine months of 2010 totaled $1,033,000 compared to $287,000 in the same period of 2009. The Company issued $13,000,000 of subordinated debt on July 17, 2009.

o Compensation Expenses - Total compensation expenses (salaries, incentive compensation and benefits) decreased by $471,000 or 5.3 percent to $8,413,000 for the first nine months of 2010 compared to $8,884,000 for the first nine months of 2009 due primarily to a reduction in staff levels and changes to some of the Bank's incentive compensation plans.

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

                                                                           Average Balance Sheets and Interest Rates
                                                          --------------------------------------------------------------------------
                                                                                 (dollar amounts in thousands)
                                                          Nine Months Ended September 30, 2010  Nine Months Ended September 30, 2009
                                                          ------------------------------------  ------------------------------------
                                                            Average              Average Rate    Average               Average Rate
                             ASSETS                         Balance    Interest  (annualized)    Balance     Interest  (annualized)
                                                            -------    --------  ------------    -------     --------  ------------
Interest earning assets
   Securities
        Taxable .........................................  $ 127,151   $   1,977     2.08%      $  81,724    $   1,577      2.58%
        Tax-exempt (1) ..................................      5,864          88     2.00%         24,004          795      4.43%
                                                           ---------   ---------                ---------    ---------
               Total securities .........................    133,015       2,065     2.08%        105,728        2,372      3.00%

   Loans (2) ............................................    562,470      22,396     5.32%        625,883       25,544      5.46%
   FHLB Stock ...........................................      2,353          32     1.82%          2,339           27      1.54%
   Federal funds sold ...................................     34,340          32     0.12%         25,709           28      0.15%
   Interest-earning deposits ............................     36,431          95     0.35%          6,495           33      0.68%
   Interest-bearing time deposits .......................      5,547          59     1.42%           --           --         --
                                                           ---------   ---------                ---------    ---------
               Total interest earning assets ............    774,156      24,679     4.26%        766,154       28,004      4.89%
                                                           ---------   ---------                ---------    ---------

Noninterest earning assets
  Allowance for loan losses .............................    (16,241)                             (12,798)
  Premises and equipment & other assets .................     64,308                               55,714
  Cash and due from banks ...............................     13,879                               14,008
                                                           ---------                            ---------
               Total assets .............................  $ 836,102                            $ 823,078
                                                           =========                            =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Total interest-bearing deposits .......................  $ 571,492       5,491     1.28%      $ 584,635        8,294      1.90%
  Borrowed funds ........................................     98,977       2,098     2.83%         89,203        1,365      2.05%
                                                           ---------   ---------                ---------    ---------
               Total interest-bearing liabilities .......    670,469       7,589     1.51%        673,838        9,659      1.92%
                                                           ---------   ---------                ---------    ---------


Noninterest-bearing liabilities
  Noninterest-bearing demand deposits ....................    93,328                               82,560
  Other liabilities ......................................    16,066                               10,211
Shareholders' equity .....................................    56,239                               56,469
                                                           ---------                            ---------
               Total liabilities and shareholders' equity  $ 836,102                            $ 823,078
                                                           =========                            =========


Interest margin recap
Net interest income and interest rate spread
  Net interest margin ...................................                            2.95%                                  3.15%
  Tax-equivalent net interest income spread .............                 17,090     2.75%                      18,345      2.97%
  Tax-equivalent net interest margin as a percent of
      total average earning assets ..................                                2.95%                                  3.20%
Tax-equivalent adjustment (1) ...........................                     34                                   274
                                                                       ---------                             ---------

  Net interest income ...................................              $  17,056                             $  18,071
                                                                       =========                             =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

                                                                           Average Balance Sheets and Interest Rates
                                                         ---------------------------------------------------------------------------
                                                                                 (dollar amounts in thousands)
                                                         Three Months Ended September 30, 2010 Three Months Ended September 30, 2009
                                                         ------------------------------------  -------------------------------------
                                                            Average              Average Rate    Average               Average Rate
                             ASSETS                         Balance    Interest  (annualized)    Balance     Interest  (annualized)
                                                            -------    --------  ------------    -------     --------  ------------
Interest earning assets
  Securities
        Taxable .........................................  $ 139,101   $     655     1.87%      $  87,679    $     511      2.31%
        Tax-exempt (1) ..................................      4,742          23     1.90%         13,912          135      3.85%
                                                           ---------   ---------                ---------    ---------
               Total securities .........................    143,843         678     1.87%        101,591          646      2.52%

  Loans (2) .............................................    551,073       7,354     5.29%        616,125        8,537      5.50%
  FHLB Stock ............................................      2,353           9     1.52%          2,353           19      3.20%
  Federal funds sold ....................................     38,664          13     0.13%         33,927           11      0.13%
  Interest-earning deposits .............................     43,391          27     0.25%          6,953           10      0.57%
  Interest-bearing time deposits ........................      7,750          27     1.38%           --           --         --
                                                           ---------   ---------                ---------    ---------
               Total interest earning assets ............    787,074       8,108     4.09%        760,949        9,223      4.81%
                                                           ---------   ---------                ---------    ---------

Noninterest earning assets
  Allowance for loan losses .............................    (16,559)                             (13,769)
  Premises and equipment & other assets .................     64,415                               55,994
  Cash and due from banks ...............................     16,098                               13,182
                                                           ---------                            ---------
               Total assets .............................  $ 851,028                            $ 816,356
                                                           =========                            =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  Total interest-bearing deposits .......................  $ 577,120       1,661     1.14%      $ 565,264        2,430      1.71%
  Borrowed funds ........................................    103,464         697     2.67%         98,339          661      2.67%
                                                           ---------   ---------                ---------    ---------
               Total interest-bearing liabilities .......    680,584       2,358     1.37%        663,603        3,091      1.85%
                                                           ---------   ---------                ---------    ---------


Noninterest-bearing liabilities
  Noninterest-bearing demand deposits ...................     94,521                               85,037
  Other liabilities .....................................     19,989                               10,797
Shareholders' equity ....................................     55,934                               56,919
                                                           ---------                            ---------
               Total liabilities and shareholders' equity  $ 851,028                            $ 816,356
                                                           =========                            =========


Interest margin recap
Net interest income and interest rate spread
  Net interest margin ...................................                            2.89%                                  3.17%
  Tax-equivalent net interest income spread .............              $   5,750     2.72%                   $   6,132      2.96%
  Tax-equivalent net interest margin as a percent of
      total average earning assets ......................                            2.90%                                  3.20%
Tax-equivalent adjustment (1) ...........................                      9                                    48
                                                                       ---------                             ---------

               Net interest income ......................              $   5,741                             $   6,084
                                                                       =========                             =========

(1) Interest income on tax-exempt securities has been adjusted to a tax equivalent basis using a marginal income tax rate of 34%.
(2) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.

Net interest income is the primary source of the Company's earnings. It is a function of the net interest margin and the volume of average earning assets. The net interest margin as a percent of average earning assets was 2.95 percent for the first nine months of 2010, down from 3.15 percent for the same period in 2009 and was 2.89 percent for the third quarter of 2010, down from 3.17 percent for the same period in 2009. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, the tax-equivalent net interest margin as a percent of average earning assets was 2.95 percent for the first nine months of 2010, down from 3.20 percent for the same period last year and was 2.90 percent for the quarter ended September 30, 2010, down from 3.20 percent for the same quarter last year. The 25 basis point drop in the tax-equivalent net interest margin during the first nine months of 2010 compared to the same period in 2009 and the 30 basis point drop in the third quarter of 2010 compared to 2009 were primarily the result of higher balances of nonperforming assets and the increased investment in Federal Funds Sold and interest bearing deposits that the Company has maintained as part of its liquidity risk management program in 2010.

Net interest income was $17,056,000 for the nine months ended September 30, 2010 compared to $18,071,000 for the same period in 2009, a decrease of 5.6 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $17,090,000 for the nine months ended September 30, 2010 compared to $18,345,000 for the same period in 2009, a decrease of 6.8 percent, primarily due to $746,000 of additional subordinated debt interest expense in the first nine months of 2010 compared to 2009.

Net interest income was $5,741,000 for the three months ended September 30, 2010 compared to $6,084,000 for the same period in 2009, a decrease of 5.6 percent. Adjusting for tax-exempt income and expense, as discussed in the "Non-GAAP Financial Measures" section, tax-equivalent net interest income was $5,750,000 for the three months ended September 30, 2010 compared to $6,132,000 for the same period in 2009, a decrease of 6.6 percent.

Noninterest Income / Noninterest Expense
----------------------------------------
Total noninterest income for the first nine months of 2010 was $8,751,000 compared to $8,861,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income for the nine months ended September 30, 2010 was $8,682,000 compared to $8,595,000 for the same period of 2009, an increase of $87,000 or 1.0 percent. The effect of the Company's deferred compensation plan for the first nine months of 2010 was a $69,000 increase in noninterest income compared to a $266,000 increase in the same period of 2009.

Significant changes in noninterest income occurred primarily in the following areas:

     o Securities gains of $640,000 were realized from sales of AFS securities during the first nine months of 2010 compared to $1,656,000 in the same period of 2009.

     o Bank Owned Life Insurance ("BOLI") income was $1,005,000 in the first nine months of 2010 compared to $477,000 in the same period of 2009 due to the receipt of death benefit proceeds under that program. The Company did not purchase additional BOLI during 2010.

Total noninterest income for the third quarter of 2010 was $3,249,000, an $836,000 or 34.6 percent increase from $2,413,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Non-GAAP Financial Measures" section, noninterest income totaled $3,108,000 for the third quarter of 2010 compared to $2,237,000 for the same period of 2009, an increase of $871,000 or 38.9 percent largely due to a $724,000 decrease in net loss on foreclosed assets. Net loss on foreclosed assets totaled $37,000 in the third quarter of 2010 compared to a net loss of $761,000 loss in the same period in 2009. The increased loss in the third quarter of 2009 resulted primarily from declines in market values in the residential housing market and declining general economic conditions during the Company's holding period for these assets.

Total noninterest expense was $16,473,000 for the first nine months of 2010 compared to $16,775,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the first nine months of 2010 was $16,225,000, a $237,000 or 1.4 percent decrease from $16,462,000 for the same period in 2009, resulting primarily from total compensation expenses (salaries, incentive compensation and benefits) decreasing by $471,000 or 5.3 percent to $8,413,000 in the first nine months of 2010 compared to $8,884,000 in the first nine months of 2009. The decrease in total compensation expenses was due primarily to a reduction in staff levels and changes to some of the Bank's incentive compensation plans. The effect of the Company's deferred compensation plan for the first nine months of 2010 was a $248,000 increase in noninterest expense compared to a $313,000 increase in the same period of 2009.

Total noninterest expense was $5,602,000 for the third quarter of 2010 compared to $5,429,000 for the same period in 2009. Excluding the effect of the Company's deferred compensation plan, discussed in the "Use of Non-GAAP Financial Measures" section, total noninterest expense for the third quarter of 2010 was $5,453,000, a $211,000 or 4.0 percent increase from $5,242,000 for the same period in 2009, primarily due to a $166,000 or 59.3 percent increase in FDIC insurance premium expense in the third quarter of 2010 compared to the same period in 2009 due to an increase in the Company's insurance premium rate. The effect of the Company's deferred compensation plan for the third quarter of 2010 was a $149,000 increase in noninterest expense compared to a $187,000 increase in the same period of 2009.

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

The deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. The net deferred tax asset was $5,382,000 at September 30, 2010, an increase of $371,000 or 7.4 percent compared to $5,011,000 at September 30, 2009. The increase in the net deferred tax asset was primarily due to timing differences in the amount of provision for loan loss that was expensed in 2009 and 2010 compared to the charge-offs experienced. Management estimates charge-offs in future periods will exceed provision for loan loss expense and the Company's projected future taxable income will enable the Company to utilize the net deferred tax asset. In the third quarter of 2010, the Company recorded an additional deferred tax asset valuation allowance of $403,000 to reduce deferred state tax assets to the amount Management concluded was expected to be utilized in future periods. The Company adjusts its unrecognized tax benefits as necessary when additional information becomes available. The reassessment of the Company's unrecognized tax benefits may have a material impact on its effective tax rate in the period in which it occurs.

The Company's effective tax benefit rate was 67.4 percent for the nine months ended September 30, 2010 compared to an effective tax rate of 17.9 percent for the same period in 2009. The magnitude of the Company's effective tax benefit rate for the first nine months of 2010 is less meaningful since the Company experienced a net loss for the period and has multiple sources of tax-exempt income.

Financial Condition
-------------------

Assets and Liabilities
----------------------
Total assets of the Company at September 30, 2010 were $838,122,000 an increase of 4.4 percent or $35,671,000 compared to $802,451,000 at December 31, 2009.
Loans (including loans held for sale) totaled $547,059,000 at September 30, 2010 compared to $587,365,000 at December 31, 2009, a decrease of 6.9 percent. Deposits increased to $666,201,000 at September 30, 2010 compared to $634,254,000 at December 31, 2009, an increase of $31,947,000 or 5.0 percent, primarily due to a $27,240,000 increase in interest-bearing checking and NOW accounts. Borrowings decreased to $105,667,000 at September 30, 2010 compared to $106,056,000 at December 31, 2009.

Capital
-------
Shareholders' equity decreased by $255,000 at September 30, 2010 compared to December 31, 2009. This decrease was a result of a year-to-date net loss of $510,000, ESOT shares forfeited of $6,000, and dividends paid of $187,000 offset by option expense of $12,000, unrealized gain on securities in the Company's available for sale securities portfolio totaling $422,000 (net of tax) and common stock sold of $14,000.

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

There are five capital categories defined in the regulations ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2010 and December 31, 2009, the Company and the Bank were categorized as well capitalized and met all applicable capital adequacy requirements. Effective April 29, 2010, the Bank entered into a memorandum of understanding ("MOU") with the Federal Deposit Insurance Corporation (the "FDIC") and the Indiana Department of Financial Institutions (the "DFI"). The MOU is an informal administrative agreement in which the Bank has agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In accordance with the MOU, the Bank agreed among other things to maintaining a leverage capital ratio (tier 1 capital to average assets) of not less than 8.00 percent and a total risk-based capital ratio of not less than 12.00 percent.

As of September 30, 2010 and December 31, 2009, the actual and required capital amounts and ratios are as follows:

                                                                        Required for         To Be Well
                                                      Actual        Adequate Capital (1)   Capitalized (1)
                                                 ---------------------------------------------------------
                                                 Amount    Ratio      Amount    Ratio      Amount    Ratio
                                                 ---------------------------------------------------------
As of September 30, 2010
------------------------
Total capital (1) (to risk-weighted assets)
Consolidated ...............................    $79,800    13.69 %   $46,625    8.00 %        N/A    N/A
Bank .......................................     77,561    13.41      46,265    8.00      $57,831    10.00 %
Tier I capital (1) (to risk-weighted assets)
Consolidated ...............................     59,373    10.19      23,312    4.00          N/A    N/A
Bank .......................................     70,186    12.14      23,132    4.00       34,698     6.00
Tier I capital (1) (to average assets)
Consolidated ...............................     59,373     7.01      33,869    4.00          N/A    N/A
Bank .......................................     70,186     8.33      33,691    4.00       42,114     5.00

As of December 31, 2009
-----------------------
Total capital (1) (to risk-weighted assets)
Consolidated ...............................    $82,066    13.86 %   $47,367    8.00 %        N/A    N/A
Bank .......................................     78,436    13.33      47,063    8.00      $58,828    10.00 %
Tier I capital (1) (to risk-weighted assets)
Consolidated ...............................     61,568    10.40      23,684    4.00          N/A    N/A
Bank .......................................     70,985    12.07      23,531    4.00       35,297     6.00
Tier I capital (1) (to average assets)
Consolidated ...............................     61,568     7.47      32,957    4.00          N/A    N/A
Bank .......................................     70,985     8.65      32,822    4.00       41,027     5.00

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

                                                      9/30/2010  12/31/2009  9/30/2009
                                                      ---------  ----------  ---------
Total Watch List Loans $                                 69,457      76,208     79,571
Number of Watch List Customers                               76          69         73
Total Watch List $ > 30 Days Past Due                    28,640      32,728     21,823
Total Watch List $ Customers Secured by Real Estate      64,571      71,450     73,704
Total Watch List $ Secured by Non Real Estate             3,233       3,103      4,196
Total Watch List $ Unsecured                              1,653       1,655      1,671

As of September 30, 2010, 58.8 percent of the Watch List exposure was less than thirty days past due, compared to 56.8 percent as of June 30, 2010 and 72.6 percent as of September 30, 2009. Of the $69,457,000 of loans on the watch list on September 30, 2010, $55,351,000 (79.7 percent) were originated out of the Central Indiana (greater Indianapolis) offices.

The majority of the internally classified loans are secured with real estate which reduces the potential losses on those loans. In addition, the Company maintains an allowance for loan losses based upon its quarterly analysis of losses inherent in the loan portfolio. The allowance for loan losses was $16,082,000, or 2.98 percent of portfolio loans (excluding loans held for sale) at September 30, 2010 compared to $15,256,000, or 2.61 percent of portfolio loans at December 31, 2009. A portion of classified loans consists of non-accrual loans. The Bank had nonperforming assets (non-accrual loans, restructured loans, OREO and 90-days past due loans still accruing) totaling $40,548,000 or 4.84 percent of total assets at September 30, 2010 compared to $25,424,000 or 3.17 percent of total assets at December 31, 2009.

In the third quarter of 2010, $1,935,000 of new specific reserves were allocated to sixteen of the Company's existing loans. The addition of these specific reserves resulted primarily from updated independent appraisals of the real estate securing these loans which had, based on the appraisals, decreased in market value. Management believed an increased allowance for loan losses was prudent given the addition of these specific reserves combined with the Company's historical charge-off trends. Thus, a higher provision for loan losses was expensed in the third quarter of 2010 to increase the allowance for loan losses.

During the third quarter of 2010, the Bank had net loan charge-offs totaling $4,611,000 compared to $1,979,000 in the third quarter of 2009. Past due loans (30 days or more) were 5.66 percent of total loans at September 30, 2010 compared to 3.73 percent of total loans at September 30, 2009.

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

Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations and through utilizing federal funds and repurchase agreements. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the Federal Home Loan Bank of Indianapolis ("FHLB") and to obtain brokered certificates of deposit ("CDs"). FHLB advances were $17,272,000 at September 30, 2010 compared to $17,371,000 at December 31, 2009.
At September 30, 2010, the Company had excess borrowing capacity at the FHLB of $46,231,000 as limited by the FHLB collateral limit. In terms of managing the Company's liquidity, Management's primary focus is on increasing deposits to fund future growth.

Over the past year, the Company has also utilized alternative funding sources. In July 2005, the Company began using brokered CDs as an alternate source of funding. As of September 30, 2010, the Company had $54,345,000 of brokered CDs on its balance sheet, compared to $46,201,000 at December 31, 2009 and $46,201,000 at September 30, 2009.

At the bank holding company level, the Company primarily uses cash to pay dividends to shareholders and to pay interest on its subordinated debt. Historically, the main source of funding for the holding company has been dividends from the Bank. During the first three quarters of 2010, the Bank paid no dividends to the holding company. Were it not for the FDIC and DFI Memorandum of Understanding, the amount of dividends the Bank could pay to the parent company without prior regulatory approval as of October 1, 2010 was $1,844,000, versus $1,368,000 at January 1, 2010. As discussed in Note 12 to the Consolidated Financial Statements (page 37 of the 2009 Annual Report to Shareholders) and Item 1 of the December 31, 2009 Form 10-K, the Bank is subject to many regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Effective April 29,

2010, the Bank entered into a memorandum of understanding with the FDIC and DFI and will refrain from paying cash dividends to the Company without prior regulatory approval. On July 22, 2010, the Board of Directors of the Company adopted a resolution requiring the Company to obtain the written approval of the Federal Reserve prior to the declaration or payment of corporate dividends, any increase in debt or issuance of trust preferred obligations, or the redemption of any Company stock. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 7 may not represent cash immediately available to the holding company.

Sources and Uses of Cash
The following discussion relates to the Consolidated Statements of Cash Flows (page 7 of the consolidated condensed financial statements). During the nine months ended September 30, 2010, $15,420,000 of cash was provided by operating activities, compared to $11,091,000 provided during the same period in 2009. The increase in the cash provided in this area was primarily a result of the $4,887,000 net increase in interest payable and other liabilities. During the first nine months of 2010, $6,327,000 was provided by investing activities, compared to $31,026,000 being provided in the same period of 2009. The decrease in the cash provided in this category occurred primarily due to the $27,111,000 net decrease in the cash provided in activities related to available for sale and held to maturity securities. During the first nine months of 2010, $33,203,000 of cash was provided by financing activities compared to $698,000 provided during the same period in 2009. The increase in cash provided by financing activities was primarily the result of a $67,262,000 increase in the net change in certificates of deposit offset by a $24,943,000 decrease in the net change in noninterest-bearing, interest-bearing demand and savings deposits.

Overall, net cash and cash equivalents increased $54,950,000 during the nine months ended September 30, 2010 compared to an increase of $42,815,000 in the same period of 2009.

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

Forward-Looking Statements
--------------------------
This Quarterly Report on Form 10-Q contains forward-looking statements about the Company which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may" or words of similar meaning. These forward-looking statements, by their nature, are subject to risks and uncertainties. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) changes in competitive pressures among depository institutions; (2) changes in the interest rate environment; (3) changes in prepayment speeds, charge-offs and loan loss provisions; (4) changes in general economic conditions, either national or in the markets in which the Company does business; (5) legislative or regulatory changes adversely affecting the business of the Company; (6) changes in real estate values or the real estate markets; (7) the Company's business development efforts in new markets in and around Hendricks and Hamilton Counties; and (8) the potential failure to obtain shareholder and regulatory approval for the merger with Old National or to satisfy other conditions to the merger on the terms set forth in the Merger Agreement or within the proposed timeframes. Further information on other factors which could affect the financial results of the Company is included in the Company's filings with the Securities and Exchange Commission.

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

The Company's interest sensitivity position at September 30, 2010 remained consistent with the Company's primary goal of maximizing interest margin while maintaining a relatively low exposure to interest rate risk.

The following charts summarize the results of Management's forecast of net interest income that would be generated by the Company's September 30, 2010 and December 31, 2009 balance sheets under a variety of sudden and sustained interest rate changes (shocks). In both cases, due to current economic conditions, Management feels it is appropriate to perform and analyze upward interest rate shocks ranging from 100 basis points to 400 basis points. In all cases the interest rate shocks reveal how the Company's balance sheet as of the shock date can be expected to perform in terms of net interest income. The shocks do not reflect any steps that Management might take to counteract that change.

    Projected Change in Net Interest Income - September 30, 2010
-----------------------------------------------------------------------
                  Projected Net Interest         $ Change
                         Income Over the  in Net Interest   % Change in
Change in Inter       Next Twelve Months           Income  Net Interest
Rate (basis points)       (in thousands)   (in thousands)        Income
-----------------------------------------------------------------------
              +400              $ 19,224        $ (2,574)      (11.81)%
              +300                19,798          (2,000)       (9.18)
              +200                20,414          (1,384)       (6.35)
              +100                20,895            (903)       (4.14)
                 0                21,798             --           --
              -100                21,815              17         0.08
              -200                21,200            (598)       (2.74)


For comparative purposes, the following table summarizes the results of management's forecast of net interest income that would be generated by the Bank's December 31, 2009 balance sheet under various rate shocks:

    Projected Change in Net Interest Income - December 31, 2009
-----------------------------------------------------------------------
                  Projected Net Interest         $ Change
                         Income Over the  in Net Interest   % Change in
Change in Inter       Next Twelve Months           Income  Net Interest
Rate (basis points)       (in thousands)   (in thousands)        Income
-----------------------------------------------------------------------
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

The September 30, 2010 table indicates that the Bank's interest rate risk profile has become modestly more sensitive to rising rates relative to the December 31, 2009 projections. The Company's September 30, 2010 balance sheet is projected to produce 9.18% less net interest income over the next twelve months if subjected to a 300 basis point immediate and sustained interest rate shock. This result is largely driven by the Company having more liabilities, primarily deposits, which would reprice over the twelve-month horizon than assets. As a result, net interest expense would increase faster than interest income in the event of an upward rate shock.

The results from the Company's rate shock analyses continue to indicate the interest rate sensitivities of the Bank's assets and liabilities are relatively well matched. The estimated changes in net interest income calculated as of September 30, 2010 are within the approved guidelines established by the Board of Directors.

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

Item 4T.           Controls and Procedures.
--------           -----------------------

         (a) Evaluation of disclosure controls and procedures. Monroe Bancorp's Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2010, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2010 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis and are designed to ensure that information required to be disclosed in the Quarterly Report was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal controls over financial reporting. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
-------           ------------------------------------------------------------

                  Stock Repurchased During the Third Quarter of 2010
                  --------------------------------------------------

                  No stock was repurchased by the Company during the fiscal quarter ended September 30, 2010. The Company's stock repurchase plan was announced June 16, 2006. The total dollar amount approved was $10,000,000. Under this repurchase program, the Company purchased 417,792 shares of stock at an average price of $17.29 per share totaling $7,224,000. The Company's most recent stock repurchase transaction took place on August 7, 2007. The plan has no expiration date, but the Board of Directors may terminate the plan at any time. The Board of Directors suspended repurchase activities beginning in the fourth quarter of 2007 and as of September 30, 2010, the Board of Directors has not determined when stock repurchases will recommence.

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

2(i) Agreement and Plan of Merger among Monroe Bancorp and Old National Bancorp dated October 5, 2010 is incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K filed October 6, 2010.

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

10(i)             Voting Agreement is incorporated by reference to Exhibit
                  10.1 to Registrant's Form 8-K filed October 6, 2010 (File No. 000-31951).

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

                                      MONROE BANCORP

     Date: November 8, 2010           By: /s/ Mark D. Bradford
           ----------------               --------------------------------------
                                          Mark D. Bradford, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

     Date: November 8, 2010           By: /s/ Gordon M. Dyott
           ----------------               --------------------------------------
                                          Gordon M. Dyott, Exec. Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                  Exhibit Index
                                  -------------


Exhibit No:    Description of Exhibit:
-----------    ------------------------

2(i) Agreement and Plan of Merger among Monroe Bancorp and Old National Bancorp dated October 5, 2010 is incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K filed October 6, 2010.

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

10(i) Voting Agreement is incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed October 6, 2010 (File No. 000-31951).

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